Form 10-Q
period 2014-08-02
Michaels Companies, Inc.
filed 2014-08-29
CIK 1593936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2014

Commission file number 001-36501

THE MICHAELS COMPANIES, INC.

A Delaware Corporation

IRS Employer Identification No. 37-1737959

8000 Bent Branch Drive

Irving, Texas 75063

(972) 409-1300

The Michaels Companies, Inc. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has not been subject to such filing requirements for the past 90 days.

The Michaels Companies, Inc. has submitted electronically and posted on its corporate website all Interactive Data Files required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

The Michaels Companies, Inc. is a non-accelerated filer.

The Michaels Companies, Inc. is not a shell company (as defined in Rule 12b-2 of the Exchange Act).

As of August 15, 2014,  203,952,228 shares of the Registrant’s Common Stock were outstanding.

THE MICHAELS COMPANIES, INC.

Part I—FINANCIAL INFORMATION

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements

THE MICHAELS COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In millions)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 2,	August 3,	August 2,	August 3,
	2014	2013	2014	2013
Net sales	$948	$904	$2,000	$1,897
Cost of sales and occupancy expense	591	567	1,214	1,151
Gross profit	357	337	786	746

Selling, general, and administrative	270	254	552	526
Share-based compensation	2	8	6	11
Related party expenses	32	3	35	7
Store pre-opening costs	1	1	2	3
Operating income	52	71	191	199
Interest expense	61	46	118	93
Losses on early extinguishment of debt and refinancing costs	68	—	68	7
Other expense, net	—	1	—	1
(Loss) income before income taxes	(77)	24	5	98
Provision for income taxes	(29)	7	8	35
Net (loss) income	(48)	17	(3)	63

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment and other	2	(1)	1	(2)
Comprehensive (loss) income	$(46)	$16	$(2)	$61

(Loss) earnings per share:
Basic	$(0.26)	$0.09	$(0.02)	$0.36
Diluted	$(0.26)	$0.09	$(0.02)	$0.35

Weighted average shares outstanding:
Basic	185	175	180	175
Diluted	185	179	180	179

See accompanying notes to consolidated financial statements.

THE MICHAELS COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

(Unaudited)

	August 2,	February 1,	August 3,
	2014	2014	2013
ASSETS
Current Assets:
Cash and equivalents	$90	$239	$56
Merchandise inventories	937	901	909
Prepaid expenses and other	101	95	96
Deferred income taxes	37	39	38
Income tax receivables	75	2	36
Total current assets	1,240	1,276	1,135
Property and equipment, at cost	1,531	1,600	1,542
Less accumulated depreciation and amortization	(1,165)	(1,242)	(1,195)
Property and equipment, net	366	358	347
Goodwill	94	94	94
Debt issuance costs, net	48	52	56
Deferred income taxes	24	28	29
Other assets	1	3	2
Total assets	$1,773	$1,811	$1,663

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$318	$368	$289
Accrued liabilities and other	336	411	341
Share-based compensation liability	—	—	19
Current portion of long-term debt	48	16	238
Deferred income taxes	—	1	4
Income taxes payable	1	30	—
Total current liabilities	703	826	891
Long-term debt	3,317	3,678	3,682
Deferred income taxes	1	2	2
Share-based compensation liability	—	—	26
Other liabilities	86	87	81
Total liabilities	4,107	4,593	4,682

Commitments and contingencies

Stockholders’ Deficit:
Common stock, $0.06775 par value, 350 million shares authorized; 204 million shares issued and outstanding at August 2, 2014, 175 million shares issued and outstanding at February 1, 2014, and 175 million shares issued and outstanding at August 3, 2013	14	12	12
Additional paid-in capital	545	94	34
Accumulated deficit	(2,894)	(2,888)	(3,069)
Accumulated other comprehensive income	1	—	4
Total stockholders’ deficit	(2,334)	(2,782)	(3,019)
Total liabilities and stockholders’ deficit	$1,773	$1,811	$1,663

See accompanying notes to consolidated financial statements.

THE MICHAELS COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	26 Weeks Ended
	August 2,	August 3,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(3)	$63
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	53	50
Share-based compensation	10	13
Debt issuance costs amortization	6	4
Accretion of long-term debt	—	(1)
Losses on early extinguishment of debt and refinancing costs	68	7
Changes in operating assets and liabilities:
Merchandise inventories	(37)	(47)
Prepaid expenses and other	(5)	(9)
Deferred income taxes	5	—
Other assets	(2)	1
Accounts payable	(38)	43
Accrued interest	(46)	(1)
Accrued liabilities and other	(31)	(75)
Income taxes	(103)	(71)
Other long-term liabilities	(1)	(3)
Net cash used in operating activities	(124)	(26)

Cash flows used in investing activities:
Additions to property and equipment	(65)	(50)

Cash flows from financing activities:
Issuance of senior subordinated notes due 2020	255	—
Payments of subordinated discount notes due 2016	—	(142)
Payment of senior notes due 2018	(1,000)	—
Redemption premium on senior notes due 2018	(57)	—
Payment of PIK notes due 2018	(439)	—
Redemption premium on PIK notes due 2018	(4)	—
Issuance of PIK notes due 2018	—	800
Issuance of common stock	446	—
Borrowings on senior secured term loan facility	846	—
Payments on senior secured term loan facility	(8)	(4)
Borrowings on asset-based revolving credit facility	23	375
Payments on asset-based revolving credit facility	—	(154)
Payment of debt issuance costs	(11)	(16)
Payment of dividends	(1)	(767)
Change in cash overdraft	(8)	(14)
Other financing activities	(2)	(2)
Net cash provided by financing activities	40	76

Net change in cash and equivalents	(149)	—
Cash and equivalents at beginning of period	239	56
Cash and equivalents at end of period	$90	$56

Supplemental cash flow information:
Cash paid for interest	$158	$89
Cash paid for income taxes	$106	$109

See accompanying notes to consolidated financial statements.

THE MICHAELS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of The Michaels Companies, Inc. and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. All expressions of the “Company”, “us,” “we,” “our,” and all similar expressions are references to The Michaels Companies, Inc. and our consolidated, wholly-owned subsidiaries, unless otherwise expressly stated or the context otherwise requires. Disclosures for Michaels Stores, Inc. (“MSI”) have been included to meet the disclosure requirements of Rule 12-04 of Regulation S-X as further discussed in Note 10.

In July 2013, the Company’s corporate structure was reorganized into a holding company structure. The Michaels Companies, Inc. (“Parent”), Michaels FinCo Holdings, LLC (“FinCo Holdings”), Michaels FinCo, Inc. (“FinCo Inc.”) and Michaels Funding, Inc. (“Holdings”) and Michaels Stores MergerCo, Inc. (“MergerCo”) were formed in connection with the Reorganization and MergerCo was merged with and into MSI, with MSI being the surviving corporation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the audited consolidated financial statements and accompanying footnotes included in our prospectus filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on June 27, 2014 (“Prospectus”). In the opinion of management, all adjustments (consisting of normal recurring accruals and other items) considered necessary for a fair presentation have been included.

We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31. All references herein to “fiscal 2014” relate to the 52 weeks ending January 31, 2015 and all references to “fiscal 2013” relate to the 52 weeks ended February 1, 2014. In addition, all references herein to “the second quarter of fiscal 2014” relate to the 13 weeks ended August 2, 2014, and all references to “the second quarter of fiscal 2013” relate to the 13 weeks ended August 3, 2013. Finally, all references to “the six months ended August 2, 2014” relate to the 26 weeks ended August 2, 2014, and the “the six months ended August 3, 2013” relate to the 26 weeks ended August 3, 2013.  Because of the seasonal nature of our business, the results of operations for the 13 and 26 weeks ended August 2, 2014 are not indicative of the results to be expected for the entire year.

Stock Split

On June 6, 2014, our Board of Directors approved a common stock split in the ratio of 1.476 to 1.00. All share and related option information presented in these financial statements and accompanying footnotes has been retroactively adjusted to reflect the increased number of shares resulting from this action.

Initial Public Offering

On July 2, 2014, the Company completed an initial public offering (“IPO”) in which we issued and sold 27.8 million shares of common stock at a public offering price of $17.00 per share.  After deducting for underwriting fees, the net proceeds of $446 million were used to redeem $439 million of our then outstanding 7.50%/8.25% PIK Toggle Notes which were due in 2018 (‘‘PIK Notes’’) and to pay other expenses of the offering.

Preferred Shares

During the second quarter of fiscal 2014, the Board of Directors authorized 50 million shares of preferred stock. No preferred shares have been issued as of August 2, 2014.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”).  ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted.  We are evaluating the new standard, but do not anticipate a material impact to the financial statements once implemented.

2.  (LOSS) EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing income available to common stockholders by the weighted average shares outstanding plus dilutive potential shares from the exercise of stock options and restricted shares. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. In periods when we recognize a net loss, we exclude the impact of outstanding stock options and restricted shares from the diluted loss per share calculation as their inclusion would have an anti-dilutive effect.

The following table presents a reconciliation of the diluted weighted average shares (in millions):

	13 Weeks Ended		26 Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Basic weighted average shares	185	175	180	175
Employee stock options	—	4	—	4
Dilutive weighted average shares	185	179	180	179

The calculation of diluted weighted average shares excludes the impact of 4 million anti-dilutive stock options for each of the second quarter of fiscal 2014 and the six months ended August 2, 2014.

3.  DEBT

We were in compliance with the terms and conditions of all debt agreements for all periods presented. Our outstanding debt is detailed in the table below (in millions):

		The Michaels Companies, Inc.			Michaels Stores, Inc.
	Interest Rate	August 2, 2014	February 1, 2014	August 3, 2013	August 2, 2014	February 1, 2014	August 3, 2013

Senior secured term loan	Variable	$2,466	$1,628	$1,636	$2,466	$1,628	$1,636
Senior notes	7.75%	—	1,006	1,007	—	1,006	1,007
Senior subordinated notes	5.875%	515	260	—	515	260	—
Senior subordinated notes	11.375%	—	—	255	—	—	255
Asset-based revolving credit facility	Variable	23	—	222	23	—	222
PIK notes	7.50% / 8.25%	361	800	800	—	—	—

Total debt		3,365	3,694	3,920	3,004	2,894	3,120

Less current portion		(48)	(16)	(238)	(48)	(16)	(238)

Long-term debt		$3,317	$3,678	$3,682	$2,956	$2,878	$2,882

Senior Notes, Additional Term Loan and Senior Subordinated Notes

On June 16, 2014, MSI issued an additional $250 million of our 5.875% Senior Subordinated Notes maturing in 2020 (“2020 Senior Subordinated Notes”) at 102% of face value. On July 2, 2014, MSI also issued an additional $850 million of debt under our existing term loan facility at 99.5% of face value and maturing in 2020 (“Additional Term Loan”).  The net proceeds from these borrowings were used to fully redeem the outstanding 2018 Senior Notes (“Senior Notes”) and to pay the applicable make-whole premium and accrued interest on the Senior Notes.  In accordance with ASC 470, Debt (“ASC 470”), the Company capitalized $19 million of costs related to the issuance of the 2020 Senior Subordinated Notes and the Additional Term Loan. In accordance with ASC 470, we recorded a loss on the early extinguishment of debt of $56 million related to the redemption of the Senior Notes.  The $56 million loss consisted of $51 million of redemption premiums and $10 million to write off related debt issuance costs.  This loss was partially offset by a $5 million write off of unamortized net premiums.

PIK Toggle Notes

On July 2, 2014, the Company completed an IPO and received net proceeds totaling $446 million.  The proceeds were used to redeem $439 million of our then outstanding PIK Notes and to pay other expenses of the offering. In accordance with ASC 470, we recorded a loss on the early extinguishment of debt of $12 million related to the redemption of the PIK Notes.  The $12 million loss consisted of a $4 million redemption premium and an $8 million write off of related debt issuance costs.

Restated Revolving Credit Facility

As of August 2, 2014, the borrowing base of our restated senior secured asset-based revolving credit facility (“Restated Revolving Credit Facility”) totaled $650 million, of which we had $23 million of outstanding borrowings, $63 million of outstanding letters of credit and $564 million of unused borrowing capacity.

Debt Issuance Costs

Accumulated amortization of debt issuance costs was $51 million, $56 million, and $55 million as of August 2, 2014, February 1, 2014, and August 3, 2013, respectively.

4.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table includes detail regarding changes in the composition of accumulated other comprehensive income (loss) (in millions):

	13 Weeks Ended		26 Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Beginning of period	$(1)	$5	$—	$6
Foreign currency translation adjustment and other	2	(1)	1	(2)
End of period	$1	$4	$1	$4

5. FAIR VALUE MEASUREMENTS

As defined in ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  ASC 820 establishes a three-level valuation hierarchy for fair value measurements. These valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect less transparent active market data, as well as internal assumptions. These two types of inputs create the following fair value hierarchy:

•                  Level 1 — Quoted prices for identical instruments in active markets;

•                  Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose significant inputs are observable; and

•                  Level 3 — Instruments with significant unobservable inputs.

The table below provides the carrying and fair values of our senior secured term loan facility (“Restated Term Loan Credit Facility”), our 2020 Senior Subordinated Notes and our PIK Notes. The fair value of our Restated Term Loan Credit Facility was determined based on quoted market prices of similar instruments which are considered Level 2 inputs within the fair value hierarchy. The fair values of our notes were determined based on recent trades which are considered Level 1 inputs within the fair value hierarchy.

	August 2, 2014
	Carrying Value	Fair Value
	(In millions)
Senior secured term loan	$2,466	$2,461
Senior subordinated notes	515	509
PIK notes	361	361

6.  INCOME TAXES

The effective tax rate was 37.7% and 29.2% for the second quarters of fiscal 2014 and fiscal 2013, respectively.  The increase in the effective tax rate in the second quarter of fiscal 2014 was due primarily to state tax credits recognized in the prior year as a result of a change in state tax laws and non-deductible charges related to the IPO completed in July 2014.

Tax expense for the first six months of fiscal 2014 and fiscal 2013 was $8 million and $35 million, respectively.  The tax expense for the first six months of fiscal 2014 is lower than the prior year primarily due to lower pretax income as a result of the IPO and the debt restructuring completed in the second quarter of fiscal 2014.  We currently estimate our annualized effective tax rate for fiscal 2014 to be approximately 38%.

7.  CONTINGENCIES

Rea Claim

On September 15, 2011, the Company was served with a lawsuit filed in the California Superior Court in and for the County of Orange (“Superior Court”) by four former store managers as a class action proceeding on behalf of themselves and certain former and current store managers employed by Michaels in California. The lawsuit alleges that the Company stores improperly classified its store managers as exempt employees and as such failed to pay all wages, overtime and waiting time penalties and failed to provide accurate wage statements. The lawsuit also alleges that the foregoing conduct was in breach of various laws, including California’s unfair competition law. On December 3, 2013, the Superior Court entered an Order certifying a class of approximately 200 members. The Company successfully removed the case to the United States District Court for the Central District of California and on May 8, 2014, the class was de-certified. We believe we have meritorious defenses and intend to defend the lawsuits vigorously. We do not believe the resolution of the lawsuits will have a material effect on our consolidated financial statements.

Data Security Incident

Five putative class actions were filed against MSI relating to the January 2014 data breach. The plaintiffs generally allege MSI failed to secure and safeguard customers’ private information including credit and debit card information, and as such, breached an implied contract, and violated the Illinois Consumer Fraud Act (and other states’ similar laws) and are seeking damages including declaratory relief, actual damages, punitive damages, statutory damages, attorneys’ fees, litigation costs, remedial action, pre and post judgment interest and other relief as available. The cases are as follows: Christina Moyer v. Michaels Stores, Inc., was filed on January 27, 2014; Michael and Jessica Gouwens v. Michaels Stores, Inc., was filed on January 29, 2014; Nancy Maize and Jessica Gordon v. Michaels Stores, Inc., was filed on February 21, 2014; and Daniel Ripes v. Michaels Stores, Inc., was filed on March 14, 2014. All four of these cases were filed in the United States District Court-Northern District of Illinois, Eastern Division. A case, Mary Jane Whalen v. Michaels Stores, Inc., was filed in the United States District Court for the Eastern District of New York on March 18, 2014, but was voluntarily dismissed by the plaintiff on April 11, 2014, without prejudice to her right to re-file a complaint. On April 16, 2014, an order was entered consolidating the current actions. On July 14, 2014, the Company’s motion to dismiss the consolidated complaint was granted.

In addition, payment card companies and associations may require us to reimburse them for unauthorized card charges and costs to replace cards and may also impose fines or penalties in connection with the data breach, and enforcement authorities may also impose fines or other remedies against us. We have also incurred other costs associated with the data breach, including legal fees, investigative fees, costs of communications with customers and credit monitoring services provided to our customers. In addition, state and federal agencies, including states’ attorneys general and the Federal Trade Commission may investigate events related to the data breach, including how it occurred, its consequences and our responses. Although we intend to cooperate in these investigations, we may be subject to fines or other obligations, which may have an adverse effect on how we operate our business and our results of operations. We cannot reasonably estimate the potential loss or range of loss related to any fines or penalties that may be assessed, if any.

California Zip Code Claims

On August 15, 2008, Linda Carson, a consumer, filed a purported class action proceeding against MSI in the Superior Court of California, County of San Diego (“San Diego Superior Court”), on behalf of herself and all similarly-situated California consumers. The Carson lawsuit alleges that MSI unlawfully requested and recorded personally identifiable information (i.e., her zip code) as part of a credit card transaction. The plaintiff seeks statutory penalties, costs, interest, and attorneys’ fees. On February 10, 2011, the California Supreme Court ruled, in a similar matter, Williams-Sonoma v. Pineda, that zip codes are personally identifiable information and, therefore, the Song-Beverly Credit Card Act of 1971, as amended (“Song Act”), prohibits businesses from requesting or requiring zip codes in connection with a credit card transaction.

Subsequent to the California Supreme Court decision, three additional purported class action lawsuits seeking similar relief have been filed against MSI: Carolyn Austin v. Michaels Stores, Inc. and Tiffany Heon v. Michaels Stores, Inc., both in the San Diego Superior Court and Sandra A. Rubinstein v. Michaels Stores, Inc. in the Superior Court of California, County of Los Angeles, Central Division. An order coordinating the cases has been entered and plaintiffs filed a Consolidated Complaint on April 24, 2012. The parties settled the lawsuit for an amount that will not have a material effect on our consolidated financial statements. On August 6, 2014, the Court granted final approval of the settlement.

General

In addition to the litigation discussed above, we are now, and may be in the future, involved in various other lawsuits, claims and proceedings incident to the ordinary course of business. The results of litigation are inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources.

For some of the matters disclosed above, as well as other matters previously disclosed in the Company’s filings with the SEC, the Company is able to estimate a range of losses in excess of the amounts recorded, if any, in the accompanying financial statements. The aggregate estimated loss is approximately $9 million, which includes amounts recorded by the Company.

8.  SEGMENTS AND GEOGRAPHIC INFORMATION

We consider our Michaels - U.S., Michaels — Canada, and Aaron Brothers stores to be our operating segments for purposes of determining reportable segments based on the criteria of ASC 280, Segment Reporting (“ASC 280”). We determined that each of our operating segments have similar economic characteristics and meet the aggregation criteria set forth in ASC 280. Therefore, we combine those operating segments into one reporting segment.

Our net sales by country are as follows (in millions):

	13 Weeks Ended		26 Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013

United States	$858	$819	$1,810	$1,717
Canada	90	85	190	180
Net sales	$948	$904	$2,000	$1,897

Our chief operating decision makers evaluate historical operating performance and forecasted future periods’ operating performance based on operating income and earnings before interest, income taxes, depreciation, amortization and losses on early extinguishment of debt and refinancing costs (“EBITDA (excluding losses on early extinguishment of debt and refinancing costs)”). We believe these metrics more closely reflect the operating effectiveness of factors over which management has control. A reconciliation of net (loss) income to EBITDA (excluding losses on early extinguishment of debt and refinancing costs) is presented below (in millions).

	13 Weeks Ended		26 Weeks Ended
	August 2,	August 3,	August 2,	August 3,
	2014	2013	2014	2013
Net (loss) income	$(48)	$17	$(3)	$63
Interest expense	61	46	118	93
Provision for income taxes	(29)	7	8	35
Losses on early extinguishments of debt and refinancing costs	68	—	68	7
Depreciation and amortization	26	25	53	50
EBITDA (excluding losses on early extinguishments of debt and refinancing costs)	$78	$95	$244	$248

9.  RELATED PARTY TRANSACTIONS

Bain Capital Partners, LLC (“Bain Capital”) and The Blackstone Group L.P. (“The Blackstone Group”, together with Bain Capital, the “Sponsors”) owned approximately 80% of our outstanding common stock as of August 2, 2014. Prior to our IPO on July 2, 2014, the Sponsors and another common stockholder, Highfields Capital Management LP (“Highfields”), received annual management fees of $12 million and $1 million, respectively.  In connection with the offering, the management agreement was terminated and the Company paid the Sponsors and Highfields an aggregate $30 million termination fee.  We recognized $32 million and $3 million of expenses related to management fees during the second quarters of fiscal 2014 and fiscal 2013, respectively. During the six months ended August 2, 2014 and August 3, 2013, we recognized management fees totaling $35 million and $7 million, respectively. These expenses are included in related party expenses in the consolidated statements of comprehensive (loss) income.

Bain Capital owns a majority equity position in LogicSource, an external vendor we utilize for print procurement services.  Payments associated with this vendor during each of the second quarters of fiscal 2014 and fiscal 2013 totaled $1 million. Payments made during the six months ended August 2, 2014 and August 3, 2013 totaled $2 million.  These expenses are included in selling, general and administrative in the consolidated statements of comprehensive (loss) income.

The Blackstone Group owns a majority equity position in Brixmor Properties Group, a vendor we utilize to lease certain properties. Payments associated with this vendor during each of the second quarters of fiscal 2014 and fiscal 2013 totaled $1 million.  Payments made during the six months ended August 2, 2014 and August 3, 2013 each totaled $2 million.  These expenses are included in cost of sales and occupancy expense in the consolidated statements of comprehensive (loss) income.

The Blackstone Group owns a majority equity position in RGIS, an external vendor we utilize to count our store inventory. Payments associated with this vendor during each of the second quarters of fiscal 2014 and fiscal 2013 totaled $2 million.  Payments made during the six months ended August 2, 2014 and August 3, 2013 totaled $4 million and $3 million, respectively. These expenses are included in selling, general and administrative in the consolidated statements of comprehensive (loss) income.

The Blackstone Group owns a majority equity position in Vistar, an external vendor we utilize for all of the candy-type items in our stores.  Payments associated with this vendor during the second quarters of fiscal 2014 and fiscal 2013 totaled $4 million and $6 million, respectively.  Payments made during the six months ended August 2, 2014 and August 3, 2013 totaled $11 million and $12 million, respectively. These expenses are recognized in cost of sales as merchandise is sold.

Our current directors (other than Jill A. Greenthal, John J. Mahoney, James A. Quella, and Carl S. Rubin) are affiliates of Bain Capital or The Blackstone Group.  As such, some or all of such directors may have an indirect material interest in payments with respect to debt securities of the Company that have been purchased by affiliates of Bain Capital or The Blackstone Group.  As of August 2, 2014, affiliates of The Blackstone Group held approximately $71 million of our Restated Term Loan Credit Facility.

10.  CONDENSED CONSOLIDATED FINANCIAL INFORMATION

All obligations of MSI under the 2020 Senior Subordinated Notes, Restated Term Loan Credit Facility and Restated Revolving Credit Facility are guaranteed by each of MSI’s subsidiaries other than Aaron Brothers Card Services, LLC, Artistree of Canada, ULC, Michaels Stores of Puerto Rico, LLC and certain foreign and domestic subsidiary holding companies. In addition, all obligations of MSI under the Restated Term Loan Credit Facility and Restated Revolving Credit Facility are guaranteed by Holdings. As of August 2, 2014, the financial statements of Aaron Brothers Card Services, LLC, Artistree of Canada, ULC, Michaels Stores of Puerto Rico, LLC and certain foreign and domestic subsidiary holding companies were immaterial. Each subsidiary guarantor is 100% owned, directly or indirectly, by the Company and all guarantees are joint and several and full and unconditional.

The following condensed consolidated financial information represents the financial information of MSI and its wholly-owned subsidiaries.  The information is presented in accordance with the requirements of Rule 12-04 under the SEC’s Regulation S -  X. In addition, disclosure requirements of Rule 12-04 of Regulation S-X regarding material contingencies and long-term obligations are included in Note 3. Debt, Note 6. Income taxes, and Note 7. Contingencies.

Michaels Stores, Inc.

Condensed Consolidated Balance Sheets

	August 2,	February 1,	August 3,
	2014	2014	2013
	(In millions)
ASSETS
Current assets:
Cash and equivalents	$85	$234	$51
Merchandise inventories	937	901	909
Prepaid expenses and other	100	97	96
Deferred income taxes	37	39	38
Income tax receivables	48	2	36
Total current assets	1,207	1,273	1,130
Property and equipment, net	366	358	347
Goodwill	94	94	94
Debt issuance costs, net	42	37	40
Deferred income taxes	23	28	29
Long-term receivable from Parent	7	8	3
Other assets	2	3	2
Total assets	$1,741	$1,801	$1,645

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$318	$368	$289
Accrued liabilities and other	331	377	335
Share-based compensation liability	—	—	19
Current portion of long-term debt	48	16	238
Dividend payable to Holdings	—	30	—
Deferred income taxes	—	1	4
Income taxes payable	1	42	—
Total current liabilities	698	834	885
Long-term debt	2,956	2,878	2,882
Share-based compensation liability	—	—	26
Other liabilities	88	90	83
Total stockholders’ deficit	(2,001)	(2,001)	(2,231)
Total liabilities and stockholders’ deficit	$1,741	$1,801	$1,645

Michaels Stores, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

	13 Weeks Ended		26 Weeks Ended
	August 2,	August 3,	August 2,	August 3,
	2014	2013	2014	2013
	(In millions)

Net sales	$948	$904	$2,000	$1,897
Cost of sales and occupancy expense	591	567	1,214	1,151
Gross profit	357	337	786	746

Selling, general, and administrative	269	254	551	526
Share-based compensation	2	8	6	11
Related party expenses	32	3	35	7
Store pre-opening costs	1	1	2	3
Operating income	53	71	192	199
Interest expense	45	45	86	92
Losses on early extinguishment of debt and refinancing costs	56	—	56	7
Other expense, net	—	1	—	1
(Loss) income before income taxes	(48)	25	50	99
Provision for income taxes	(18)	8	24	36
Net (loss) income	(30)	17	26	63

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment and other	2	(1)	1	(2)
Comprehensive (loss) income	$(28)	$16	$27	$61

Michaels Stores, Inc.

Condensed Consolidated Statement of Cash Flows

	26 Weeks Ended
	August 2,	August 3,
	2014	2013
	(In millions)
Cash flows used in operating activities:
Net cash used in operating activities	$(58)	$(14)

Cash flows used in investing activities:
Cash paid for property and equipment	(65)	(50)

Cash flows from financing activities:
Net repayments of long-term debt	(1,066)	(146)
Net borrowings on asset-based revolving credit facility	1,113	221
Other financing activities	(73)	(16)
Net cash (used in) provided by financing activities	(26)	59

Change in cash and equivalents	(149)	(5)
Beginning cash and equivalents	234	56
Ending cash and equivalents	$85	$51

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements of the Company (and the related notes thereto included elsewhere in this quarterly report), and the audited consolidated financial statements of the Company (and the related notes thereto) and the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s prospectus filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the SEC on June 27, 2014 (“Prospectus”).

All expressions of the “Company”, “us,” “we,” “our,” and all similar expressions are references to The Michaels Companies, Inc. (“Michaels”) and its consolidated wholly-owned subsidiaries, unless otherwise expressly stated or the context otherwise requires.

We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31.  All references herein to “fiscal 2014” relate to the 52 weeks ending January 31, 2015; and all references to “fiscal 2013” relate to the 52 weeks ended February 1, 2014. In addition, all references herein to “the second quarter of fiscal 2014” relate to the 13 weeks ended August 2, 2014, and all references to “the second quarter of fiscal 2013” relate to the 13 weeks ended August 3, 2013. Finally, all references to “the six months ended August 2, 2014” relate to the 26 weeks ended August 2, 2014, and the “the six months ended August 3, 2013” relate to the 26 weeks ended August 3, 2013.

Overview

We are the largest arts and crafts specialty retailer in North America (based on store count) providing materials, project ideas and education for creative activities, under the retail brands of Michaels and Aaron Brothers.  We also operate a market-leading vertically-integrated custom framing business.  At August 2, 2014, we operated 1,147 Michaels stores and 117 Aaron Brothers stores.

On July 2, 2014, we completed an initial public offering (“IPO”) in which we issued and sold 27.8 million shares of common stock at a public offering price of $17.00 per share.  After deducting for underwriting fees, the net proceeds of $446 million were used to redeem $439 million of our then outstanding 7.50%/8.25% PIK Toggle Notes which were due in 2018 (‘‘PIK Notes’’) and to pay other offering related expenses.

Net sales for the second quarter of fiscal 2014 increased 4.9% compared to the same period in the prior year.  The increase in net sales was due primarily to the opening of 28 additional Michaels branded stores (net of closings) and an increase in comparable store sales.  Comparable stores sales increased 3.2% during the second quarter of fiscal 2014, or 3.6% at constant exchange rates.  Gross profit as a percent of sales improved 40 basis points to 37.7% during the second quarter of fiscal 2014 due primarily to an increase in leverage associated with occupancy expenses as a result of higher store sales and a decrease in remodel costs. Operating income decreased by $19 million to $52 million during the second quarter of fiscal 2014.  The decrease was due to $32 million of charges associated with the IPO, including a $30 million fee paid to certain related parties to terminate our management agreement with them.  Excluding the $32 million charge, operating income would have increased by $13 million to $84 million during the second quarter of fiscal 2014.  The improvement was due primarily to an increase in gross profit.

Comparable Store Sales

Comparable store sales represents the change in sales for stores open the same number of months and in the comparable period of the previous year, including stores that were relocated or expanded during either period as well as e-commerce sales. A store is deemed to become comparable in its 14th month of operation in order to eliminate grand opening sales distortions. A store temporarily closed more than two weeks is not considered comparable during the month it closed. If a store is closed longer than two weeks but less than two months, it becomes comparable in the month in which it reopens, subject to a mid-month convention. A store closed longer than two months becomes comparable in its 14th month of operation after its reopening.

Operating Information

The following table sets forth certain operating data:

	13 Weeks Ended		26 Weeks Ended
	August 2,	August 3,	August 2,	August 3,
	2014	2013	2014	2013
Michaels stores:
Open at beginning of period	1,144	1,113	1,136	1,099
New stores	3	6	11	21
Relocated stores opened	5	4	10	8
Closed stores	—	—	—	(1)
Relocated stores closed	(5)	(4)	(10)	(8)
Open at end of period	1,147	1,119	1,147	1,119

Aaron Brothers stores:
Open at beginning of period	118	122	121	125
Relocated stores opened	—	1	—	2
Closed stores	(1)	(1)	(4)	(4)
Relocated stores closed	—	—	—	(1)
Open at end of period	117	122	117	122
Total store count at end of period	1,264	1,241	1,264	1,241

Other operating data:
Average inventory per Michaels store (in thousands) (1)	$782	$778	$782	$778
Comparable store sales	3.2%	(1.3)%	3.5%	(1.0)%
Comparable store sales, at constant currency	3.6%	(1.2)%	4.1%	(0.8)%

(1)         The calculation of average inventory per Michaels store excludes our Aaron Brothers stores.

Results of Operations

The following table sets forth the percentage relationship to net sales of each line item included in net (loss) income in our unaudited consolidated statements of comprehensive (loss) income. This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes, contained herein.

	13 Weeks Ended		26 Weeks Ended
	August 2,	August 3,	August 2,	August 3,
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and occupancy expense	62.3	62.7	60.7	60.7
Gross profit	37.7	37.3	39.3	39.3

Selling, general, and administrative	28.5	28.1	27.6	27.7
Share-based compensation	0.2	0.9	0.3	0.6
Related party expenses	3.4	0.3	1.8	0.4
Store pre-opening costs	0.1	0.1	0.1	0.2
Operating income	5.5	7.9	9.5	10.5
Interest expense	6.4	5.1	5.9	4.9
Losses on early extinguishment of debt and refinancing costs	7.2	—	3.4	0.4
Other expense, net	—	0.1	—	0.1
Loss (income) before income taxes	(8.2)	2.7	0.2	5.1
Provision for income taxes	(3.1)	0.8	0.4	1.8
Net (loss) income	(5.1)%	1.9%	(0.2)%	3.3%

13 Weeks Ended August 2, 2014 Compared to the 13 Weeks Ended August 3, 2013

Net Sales. Net sales increased $44 million for the second quarter of fiscal 2014, or 4.9%, compared to the second quarter of fiscal 2013.  The increase in net sales was due primarily to a $28 million increase in comparable store sales and a $16 million increase related to 28 additional Michaels branded stores opened (net of closures) since August 3, 2013. Comparable store sales increased 3.2%, or 3.6% at constant exchange rates, due to an increase in the average ticket and an increase in customer transactions.

Gross Profit.  Gross profit was 37.7% of net sales in the second quarter of fiscal 2014 compared to 37.3% in the second quarter of fiscal 2013.  The 40 basis points improvement is primarily related to a 180 basis points increase in leverage associated with occupancy expenses as a result of higher store sales, a decrease in remodel costs and favorable shrink experience. These improvements were partially offset by a 140 basis points increase in freight and distribution related costs as well as higher merchandise costs.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) was 28.5% of net sales for the second quarter of fiscal 2014 compared to 28.1% in the second quarter of fiscal 2013. SG&A increased $16 million to $270 million for the second quarter of fiscal 2014 due primarily to $7 million of costs associated with operating 28 additional Michaels branded stores (net of closures), $7 million related to higher performance-based compensation and a $2 million increase in charges associated with the IPO completed in July 2014.

Share-Based Compensation. Share-based compensation decreased by $6 million to $2 million in the second quarter of fiscal 2014 due primarily to option awards which became fully vested during the second quarter of fiscal 2014.

Related Party Expenses.  Related party expenses increased $29 million to $32 million in the second quarter of fiscal 2014 due to $30 million of payments related to the termination of the management services agreement in connection with the IPO completed in July 2014.

Interest Expense. Interest expense increased $15 million to $61 million in the second quarter of fiscal 2014. The increase is primarily attributable to the $800 million of PIK Notes that were issued in July 2013.

Losses on Early Extinguishment of Debt and Refinancing Costs. We recorded a loss on the early extinguishment of debt of $68 million during the second quarter of fiscal 2014 related to the redemption of our 2018 Senior Notes and PIK Notes, consisting of $55 million of redemption premiums and $18 million to write off related debt issuance costs. The loss was partially offset by a $5 million write off of the unamortized net premium.

Provision for Income Taxes. The effective tax rate was 37.7% for the second quarter of fiscal 2014 compared to 29.2% for the second quarter of fiscal 2013.  The effective tax rate in the second quarter of fiscal 2014 is higher than the prior year due primarily to state tax credits recognized in the prior year as a result of a change in state tax laws and certain non-deductible IPO related costs in the second quarter of fiscal 2014.

26 Weeks Ended August 2, 2014 Compared to the 26 Weeks Ended August 3, 2013

Net Sales. Net sales increased $103 million for the first six months of fiscal 2014, or 5.4%, compared to the first six months of fiscal 2013.  The increase in net sales was due primarily to a $66 million increase in comparable store sales and a $30 million increase related to 28 additional Michaels branded stores opened (net of closures) since August 3, 2013. Comparable store sales increased 3.5%, or 4.1% at constant exchange rates, due to an increase in average ticket and an increase in customer transactions.

Gross Profit.  Gross profit remained flat as a percent of net sales at 39.3% for the first six months of fiscal 2014 compared to the same period in the prior year.  Gross profit includes a 100 basis points increase in leverage associated with occupancy expenses as a result of higher store sales and favorable shrink experience. The improvement was offset by a 100 basis point increase in freight and distribution related costs as well as higher merchandise costs.

Selling, General and Administrative. SG&A was 27.6% of net sales for the first six months of fiscal 2014 compared to 27.7% for the first six months of fiscal 2013.  SG&A increased $26 million to $552 million for the first six months of fiscal 2014 due primarily to $14 million of costs associated with operating 28 additional Michaels branded stores (net of closures), a $5 million increase related to higher performance-based compensation and other payroll related costs and a $2 million increase in charges associated with the IPO completed in July 2014.

Share-Based Compensation.  Share-based compensation decreased by $5 million to $6 million in the first six months of fiscal 2014 due primarily to option awards which became fully vested in the second quarter of fiscal 2014.

Related Party Expenses.  Related party expenses increased $28 million to $35 million in the first six months of fiscal 2014 due to $30 million of payments related to the termination of the management services agreement in connection with our IPO completed in July 2014.

Interest Expense. Interest expense increased $25 million to $118 million in the first six months of fiscal 2014. The increase is primarily attributable to the $800 million of PIK Notes that were issued in July 2013. This increase was partially offset by interest savings from debt restructurings.

Losses on Early Extinguishment of Debt and Refinancing Costs. We recorded a loss on the early extinguishment of debt of $68 million during the first six months of fiscal 2014 related to the redemption of our 2018 Senior Notes and PIK Notes, consisting of $55 million of redemption premiums and $18 million to write off related debt issuance costs.  The loss was partially offset by a $5 million write off of the unamortized net premium.

Provision for Income Taxes. Tax expense for the first six months of fiscal 2014 was $8 million compared to $35 million in the same period in the prior year.  The tax expense for the first six months of fiscal 2014 is lower than the prior year primarily due to lower pretax income as a result of the IPO and the debt restructuring completed in the second quarter of fiscal 2014. We currently estimate our annualized effective tax rate for fiscal 2014 to be approximately 38%.

Liquidity and Capital Resources

We require cash principally for day-to-day operations, to finance capital investments, to purchase inventory, to service our outstanding debt, and for seasonal working capital needs. We expect that our available cash, cash flow generated from operating activities, and funds available under our senior secured asset-based revolving credit facility (“Restated Revolving Credit Facility”) will be sufficient to fund planned capital expenditures, working capital requirements, debt repayments, debt service requirements and anticipated growth for the foreseeable future. Our ability to satisfy our liquidity needs and continue to refinance or reduce debt could be adversely affected by the occurrence of any of the events described as Risk Factors in our Prospectus filed on June 27, 2014 or our failure to meet our debt covenants.  Our Restated Revolving Credit Facility provides senior secured financing of up to $650 million, subject to a borrowing base. As of August 2, 2014, the borrowing base was $650 million, of which we had $23 million of outstanding borrowings, $63 million of outstanding letters of credit and $564 million of unused borrowing capacity. Our cash and equivalents totaled $90 million at August 2, 2014.

Our substantial indebtedness could adversely affect our ability to raise additional capital, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk, and prevent us from meeting our obligations. Management reacts strategically to changes in economic conditions and monitors compliance with debt covenants to seek to mitigate any potential material impacts to our financial condition and flexibility.  The Company intends to use excess operating cash flows to repay portions of its indebtedness, depending on market conditions, and to invest in growth opportunities. If the Company uses its excess cash flows to repay its debt, it will reduce the amount of excess cash available for additional capital expenditures.

On June 16, 2014, MSI issued an additional $250 million of our 5.875% Senior Subordinated Notes maturing in 2020 (“2020 Senior Subordinated Notes”) at 102% of face value. On July 2, 2014, MSI also issued an additional $850 million of debt under our existing term loan facility at 99.5% of face value and maturing in 2020 (“Additional Term Loan”). The net proceeds from these borrowings were used to fully redeem the outstanding 2018 Senior Notes (“Senior Notes”) and to pay the applicable make-whole premium and accrued interest on the Senior Notes.  In accordance with ASC 470, Debt, the Company capitalized $19 million of costs related to the issuance of the 2020 Senior Subordinated Notes and the Additional Term Loan. In accordance with ASC 470, we recorded a loss on the early extinguishment of debt of $56 million related to the redemption of the Senior Notes.  The $56 million loss consisted of $51 million of redemption premiums and $10 million to write off related debt issuance costs.  This loss was partially offset by a $5 million write off of unamortized net premiums. Although no assurance can be given, depending on market conditions and other factors, we plan to repay or refinance our indebtedness related to these additional borrowings prior to maturity.

On July 2, 2014, the Company completed an IPO in which we issued and sold 27.8 million shares of common stock at a public offering price of $17.00 per share.  After deducting for underwriting fees, the net proceeds of $446 million were used to redeem $439 million of our then outstanding PIK Notes and pay other offering related expenses. In accordance with ASC 470, we recorded a loss on early extinguishment of debt of approximately $12 million related to the redemption of the PIK Notes.  The $12 million loss consisted of a $4 million redemption premium and $8 million to write off related debt issuance costs.

We and our subsidiaries, affiliates and significant shareholders may continue from time to time to seek to retire or purchase our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise.  Such repurchases or exchanges, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors.

Cash Flows from Operating Activities

Cash flow used in operating activities during the first six months of fiscal 2014 was $124 million compared to cash flow used in operating activities of $26 million during the first six months of fiscal 2013.  The $98 million increase in the deficit was primarily due to the $30 million payment related to the termination of the management services agreement, $49 million of additional interest payments made in connection with the PIK Notes issued in July 2013 and the Senior Notes, and the timing of merchandise payments.

Average inventory per Michaels store (including e-commerce and supporting distribution centers) increased 0.5% to $782,000 at August 2, 2014, from $778,000 at August 3, 2013, primarily due to the additional inventory requirements associated with our e-commerce platform which commenced in April 2014.

Cash Flow from Investing Activities

The following table includes capital expenditures paid during the periods presented (in millions):

	26 Weeks Ended
	August 2,	August 3,
	2014	2013
New and relocated stores and stores not yet opened (1)	$14	$19
Existing stores	19	11
Information systems	23	13
Corporate and other	9	7
Total capital expenditures	$65	$50

(1)                                 In the first six months of fiscal 2014, we incurred capital expenditures related to the opening of 11 Michaels stores and the relocation of 10 Michaels stores. In the first six months of fiscal 2013, we incurred capital expenditures related to the opening of 21 Michaels stores and the relocation of 8 Michaels stores and 2 Aaron Brothers stores.

Non-GAAP Measures

The following table sets forth certain non-GAAP measures the Company uses to manage the Company’s performance and measure compliance with certain debt covenants.  The Company defines “EBITDA (excluding losses on early extinguishment of debt and refinancing costs)” as net income (loss) before interest, income taxes, depreciation, amortization and losses on early extinguishment of debt and refinancing costs.  The Company defines Adjusted EBITDA as EBITDA (excluding losses on early extinguishment of debt and refinancing costs) adjusted for certain defined amounts in accordance with the Company’s Restated Term Loan Credit Facility and Restated Revolving Credit Facility (collectively, the “Adjustments”).

The Company has presented EBITDA (excluding losses on early extinguishment of debt and refinancing costs) and Adjusted EBITDA to provide investors with additional information to evaluate our operating performance and our ability to service our debt.  Adjusted EBITDA is a required calculation under the Company’s Restated Term Loan Credit Facility and its Restated Revolving Credit Facility together the (“Senior Secured Credit Facilities”). As it relates to Senior Secured Credit Facilities, Adjusted EBITDA is used in the calculations of fixed charge coverage and leverage ratios, which, under certain circumstances determine mandatory repayments or maintenance covenants and may restrict the Company’s ability to make certain payments (characterized as restricted payments), investments (including acquisitions) and debt repayments.

As EBITDA (excluding losses on early extinguishment of debt and refinancing costs) and Adjusted EBITDA are not measures of operating performance or liquidity calculated in accordance with U.S. generally accepted accounting principles (“GAAP”), these measures should not be considered in isolation of, or as a substitute for, net income (loss), as an indicator of operating performance, or net cash provided by operating activities as an indicator of liquidity.  Our computation of EBITDA (excluding losses on early extinguishment of debt and refinancing costs) and Adjusted EBITDA may differ from similarly titled measures used by other companies.

The following table shows a reconciliation of EBITDA (excluding losses on early extinguishment of debt and refinancing costs) and Adjusted EBITDA to net (loss) income and net cash used in operating activities (in millions):

	13 Weeks Ended		26 Weeks Ended
	August 2,	August 3,	August 2,	August 3,
	2014	2013	2014	2013
Net cash used in operating activities	$(50)	$(28)	$(124)	$(26)
Depreciation and amortization	(26)	(25)	(53)	(50)
Share-based compensation	(6)	(9)	(10)	(13)
Debt issuance costs amortization	(3)	(2)	(6)	(4)
Losses on early extinguishments of debt and refinancing costs	(68)	—	(68)	(7)
Changes in assets and liabilities	105	81	258	163
Net (loss) income	(48)	17	(3)	63
Interest expense	61	46	118	93
Provision for income taxes	(29)	7	8	35
Losses on early extinguishment of debt and refinancing costs	68	—	68	7
Depreciation and amortization	26	25	53	50
EBITDA (excluding losses on early extinguishment of debt and refinancing costs)	78	95	244	248
Adjustments:
Share-based compensation	6	9	10	13
Management fees to Sponsors and others	32	3	35	7
Severance costs	1	1	1	1
Store pre-opening costs	1	1	2	3
Store remodel costs	—	4	3	4
Store closing costs	—	1	1	1
IPO Costs	2	—	2	—
Other	—	3	1	5
Adjusted EBITDA	$120	$117	$299	$282

Disclosure Regarding Forward-Looking Information

The above discussion, as well as other portions of this Quarterly Report on Form 10-Q, contains forward-looking statements that reflect our plans, estimates and beliefs. Any statements contained herein (including, but not limited to, statements to the effect that Michaels or its management “anticipates,” “plans,” “estimates,” “expects,” “believes,” and other similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and related notes included in our prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the SEC on June 27, 2014. Such forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance or achievements to be materially different from anticipated results, prospects, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to the following:

•                  risks related to effect of economic uncertainty;

•                  our substantial outstanding indebtedness of $3.4 billion could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our $2.5 billion variable rate debt and prevent us from meeting our obligations under our notes and credit facilities;

•                  changes in customer demand could materially adversely affect our sales, results of operations, and cash flow;

•                  our data breach or our failure to adequately maintain security and prevent unauthorized access to electronic and other confidential information, which could result in an additional data breach, could materially adversely affect our financial condition and operating results;

•                  competition, including internet-based competition, could negatively impact our business;

•                  our reliance on foreign suppliers increases our risk of not obtaining adequate, timely, and cost-effective product supplies;

•                  how well we manage our business;

•                  our ability to open new stores and increase comparable store sales growth, as our growth depends on our strategy of expanding our base of retail stores; and, if we are unable to continue this strategy, our ability to increase our sales, profitability, and cash flow could be impaired;

•                  damage to the reputation of the Michaels brand or our private and exclusive brands could adversely affect our sales;

•                  a weak fourth quarter would materially adversely affect our results of operations;

•                  risks associated with the vendors from whom our products are sourced could materially adversely affect our revenue and gross profit as our suppliers may fail us;

•                  unexpected or unfavorable consumer responses to our promotional or merchandising programs could materially adversely affect our sales, results of operations, cash flows and financial condition;

•                  our marketing programs, e-commerce initiatives and use of consumer information are governed by an evolving set of laws and enforcement trends and unfavorable changes in those laws or trends, or our failure to comply with existing or future laws, could substantially harm our business and results of operations;

•                  product recalls and/or product liability, as well as changes in product safety and other consumer protection laws, may adversely impact our operations, merchandise offerings, reputation, results of operation, cash flow, and financial condition;

•                  significant increases in inflation or commodity prices such as petroleum, natural gas, electricity, steel, wood, and paper may adversely affect our costs, including cost of merchandise;

•                  improvements to our supply chain may not be fully successful;

•                  our information systems may prove inadequate;

•                  changes in newspaper subscription rates may result in reduced exposure to our circular advertisements;

•                  changes in regulations or enforcement may adversely impact our business;

•                  restrictions in our debt agreements that limit our flexibility in operating our business, as our senior secured credit facilities and the indentures governing our notes contain various covenants that limit our ability to engage in specified types of transactions and require that we maintain specified financial ratios upon the occurrence of certain events;

•                  disruptions in the capital markets could increase our costs of doing business;

•                  our real estate leases generally obligate us for long periods, which subjects us to various financial risks;

•                  we have co-sourced certain of our information technology, accounts payable, payroll, accounting and human resources functions, and may co-source other administrative functions, which makes us more dependent upon third parties;

•                  we are exposed to fluctuations in exchange rates between the U.S. and Canadian dollar, which is the functional currency of our Canadian subsidiaries;

•                  failure to attract or retain senior management could adversely affect our operations;

•                  failure to attract and retain quality sales, distribution center and other associates in appropriate numbers as well as experienced buying and management personnel could adversely affect our performance;

•                  our results may be adversely affected by serious disruptions or catastrophic events, including geo-political events and weather;

•                  our holding company structure makes us, and certain of our direct and indirect subsidiaries, dependent on the operations of our and their subsidiaries to meet our and their financial obligations; and

•                  investment funds affiliated with the Sponsors own approximately 80% of the outstanding shares of our common stock and as a result will have the ability to control the outcome of matters submitted for stockholder approval, including the ability to direct the election of all of the members of our Board of Directors, and they may have interests that differ from those of other stockholders.

For more details on factors that may cause actual results to differ materially from such forward-looking statements, please see the Risk Factors section of our Prospectus.  We disclaim any intention to, and undertake no obligation to, update or revise any forward-looking statement.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We are exposed to fluctuations in exchange rates between the U.S. and Canadian dollar, which is the functional currency of our Canadian subsidiaries. Our sales, costs and expenses of our Canadian subsidiaries, when translated into U.S. dollars, can fluctuate due to exchange rate movement. As of August 2, 2014, a 10% increase or decrease in the exchange rate of the U.S. and Canadian dollar would have an approximate $2 million impact on net loss for the 26 weeks ended August 2, 2014.

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our Senior Secured Credit Facilities.  The interest rates on our Senior Secured Credit Facilities will reprice periodically, which will impact our earnings and cash flow. The interest rates on our PIK Notes and 2020 Senior Subordinated Notes are fixed.  Based on our overall interest rate exposure to variable rate debt outstanding as of August 2, 2014, a 1% increase or decrease in interest rates would change interest expense by approximately $25 million. A 1% increase in interest rates would decrease the fair value of our long-term fixed rate debt by approximately $19 million and a 1% decrease in interest rates would increase the fair value of our long-term fixed rate debt by approximately $20 million.  A change in interest rates would not materially affect the fair value of our variable rate debt as the debt reprices periodically.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated by the SEC under the Securities Exchange Act of 1934) designed to provide reasonable assurance information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion.  We note the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Change in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting during the fiscal quarter ended August 2, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated herein by reference from Note 7 to our Consolidated Financial Statements.

Item 1A.  RISK FACTORS

There have been no material changes to the Risk Factors described in the Company’s Prospectus.

Item 5.  OTHER INFORMATION

Iran Sanctions Related Disclosure

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Securities Exchange Act of 1934, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engaged in certain specified activities during the period covered by this Quarterly Report on Form 10-Q. Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). We do not believe we and/or our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the quarter ended August 2, 2014.

The Blackstone Group L.P., one of our Sponsors, informed us of disclosures publicly filed and/or provided to them by Travelport Limited, which may be considered their affiliates. These disclosures are included in, and the Company hereby incorporates by reference herein, Exhibit 99.1 to this Quarterly Report on Form 10-Q.

Item 6.  EXHIBITS

(a) Exhibits:

Exhibit Number	Description of Exhibit

10.1	Form of Restricted Stock Unit Agreement under the 2014 Omnibus Long-Term Incentive Plan

31.1	Certifications of Carl S. Rubin pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Charles M. Sonsteby pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

99.1	Section 13 (r) Disclosure

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MICHAELS COMPANIES, INC.

	By:	/s/ Carl S. Rubin
Carl S. Rubin
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Charles M. Sonsteby
Charles M. Sonsteby
Chief Administrative Officer & Chief Financial Officer
(Principal Financial Officer)

Dated: August 29, 2014