Form 10-Q
period 2014-11-01
Michaels Companies, Inc.
filed 2014-12-09
CIK 1593936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2014

Commission file number 001-36501

THE MICHAELS COMPANIES, INC.

A Delaware Corporation

IRS Employer Identification No. 37-1737959

8000 Bent Branch Drive

Irving, Texas 75063

(972) 409-1300

The Michaels Companies, Inc. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

As of December 2, 2014, 204,287,023 shares of the Registrant’s Common Stock were outstanding.

THE MICHAELS COMPANIES, INC.

Part I—FINANCIAL INFORMATION

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements

THE MICHAELS COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions, except per share data)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	November 1,	November 2,	November 1,	November 2,
	2014	2013	2014	2013
Net sales	$1,130	$1,118	$3,130	$3,015
Cost of sales and occupancy expense	678	665	1,892	1,816
Gross profit	452	453	1,238	1,199

Selling, general, and administrative	304	309	856	835
Share-based compensation	4	4	10	15
Related party expenses	—	3	35	10
Store pre-opening costs	2	2	4	5
Operating income	142	135	333	334
Interest expense	41	62	159	154
Losses on early extinguishment of debt and refinancing costs	—	—	68	7
Other expense, net	1	—	1	1
Income before income taxes	100	73	105	172
Provision for income taxes	36	26	44	62
Net income	64	47	61	110

Other comprehensive income, net of tax:
Foreign currency translation adjustment and other	(3)	—	(2)	(2)
Comprehensive income	$61	$47	$59	$108

Earnings per share:
Basic	$0.31	$0.27	$0.32	$0.63
Diluted	$0.31	$0.26	$0.32	$0.62

Weighted average shares outstanding:
Basic	203	175	188	175
Diluted	207	179	192	179

See accompanying notes to consolidated financial statements.

THE MICHAELS COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

(Unaudited)

	November 1,	February 1,	November 2,
	2014	2014	2013
ASSETS

Current Assets:
Cash and equivalents	$194	$239	$73
Merchandise inventories	1,116	901	1,119
Prepaid expenses and other	99	95	99
Deferred income taxes	37	39	38
Income tax receivables	42	2	20
Total current assets	1,488	1,276	1,349
Property and equipment, at cost	1,546	1,600	1,570
Less accumulated depreciation and amortization	(1,169)	(1,242)	(1,217)
Property and equipment, net	377	358	353
Goodwill	94	94	94
Debt issuance costs, net	46	52	53
Deferred income taxes	24	28	29
Other assets	1	3	2
Total assets	$2,030	$1,811	$1,880

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$504	$368	$467
Accrued liabilities and other	369	411	361
Share-based compensation liability	—	—	21
Current portion of long-term debt	205	16	203
Deferred income taxes	—	1	4
Income taxes payable	1	30	—
Total current liabilities	1,079	826	1,056
Long-term debt	3,131	3,678	3,678
Deferred income taxes	1	2	2
Share-based compensation liability	—	—	28
Other liabilities	88	87	86
Total liabilities	4,299	4,593	4,850

Commitments and contingencies

Stockholders’ Deficit:
Common stock, $0.06775 par value, 350 million shares authorized; 204 million shares issued and outstanding at November 1, 2014, 175 million shares issued and outstanding at February 1, 2014, and 175 million shares issued and outstanding at November 2, 2013	14	12	12
Additional paid-in capital	549	94	32
Accumulated deficit	(2,830)	(2,888)	(3,018)
Accumulated other comprehensive (loss) income	(2)	—	4
Total stockholders’ deficit	(2,269)	(2,782)	(2,970)
Total liabilities and stockholders’ deficit	$2,030	$1,811	$1,880

See accompanying notes to consolidated financial statements.

THE MICHAELS COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	39 Weeks Ended
	November 1,	November 2,
	2014	2013
Cash flows from operating activities:
Net income	$61	$110
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82	74
Share-based compensation	15	19
Debt issuance costs amortization	8	7
Accretion of long-term debt	—	(1)
Losses on early extinguishment of debt and refinancing costs	68	7
Changes in operating assets and liabilities:
Merchandise inventories	(217)	(254)
Prepaid expenses and other	(4)	(14)
Deferred income taxes	5	—
Other assets	(2)	—
Accounts payable	138	211
Accrued interest	(31)	(12)
Accrued liabilities and other	(17)	(21)
Income taxes	(70)	(55)
Other long-term liabilities	—	(2)
Net cash provided by operating activities	36	69

Cash flows used in investing activities:
Additions to property and equipment	(103)	(82)

Cash flows from financing activities:
Issuance of senior subordinated notes due 2020	255	—
Payments of subordinated discount notes due 2016	—	(142)
Payment of senior notes due 2018	(1,000)	—
Redemption premium on senior notes due 2018	(57)	—
Payment of PIK notes due 2018	(439)	—
Redemption premium on PIK notes due 2018	(4)	—
Issuance of PIK notes due 2018	—	800
Issuance of common stock	446	—
Borrowings on senior secured term loan facility	846	—
Payments on senior secured term loan facility	(14)	(8)
Borrowings on asset-based revolving credit facility	23	389
Payments on asset-based revolving credit facility	(23)	(203)
Payment of debt issuance costs	(11)	(16)
Payment of dividends	(1)	(767)
Change in cash overdraft	4	(9)
Payment to option holders	—	(14)
Other financing activities	(3)	—
Net cash provided by financing activities	22	30

Net change in cash and equivalents	(45)	17
Cash and equivalents at beginning of period	239	56
Cash and equivalents at end of period	$194	$73

Supplemental cash flow information:
Cash paid for interest	$183	$160
Cash paid for income taxes	$107	$115

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

In July 2013, the Company’s corporate structure was reorganized into a holding company structure (the “Reorganization”). The Michaels Companies, Inc. (“Parent”), Michaels FinCo Holdings, LLC (“FinCo Holdings”), Michaels FinCo, Inc. (“FinCo Inc.”) and Michaels Funding, Inc. (“Holdings”) and Michaels Stores MergerCo, Inc. (“MergerCo”) were formed in connection with the Reorganization and MergerCo was merged with and into MSI, with MSI being the surviving corporation.

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

We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31. All references herein to “fiscal 2014” relate to the 52 weeks ending January 31, 2015 and all references to “fiscal 2013” relate to the 52 weeks ended February 1, 2014. In addition, all references herein to “the third quarter of fiscal 2014” relate to the 13 weeks ended November 1, 2014, and all references to “the third quarter of fiscal 2013” relate to the 13 weeks ended November 2, 2013. Finally, all references to “the nine months ended November 1, 2014” relate to the 39 weeks ended November 1, 2014, and the “the nine months ended November 2, 2013” relate to the 39 weeks ended November 2, 2013.  Because of the seasonal nature of our business, the results of operations for the 13 and 39 weeks ended November 1, 2014 are not indicative of the results to be expected for the entire year.

Stock Split

On June 6, 2014, our stockholders approved a common stock split in the ratio of 1.476 to 1.00. All share and related option information presented in these financial statements and accompanying footnotes has been retroactively adjusted to reflect the increased number of shares resulting from this action.

Initial Public Offering

On July 2, 2014, the Company completed an initial public offering (“IPO”) in which we issued and sold 27.8 million shares of common stock at a public offering price of $17.00 per share.  After deducting for underwriting fees, the net proceeds of $446 million were used to redeem $439 million of our then outstanding 7.50%/8.25% Senior PIK Toggle Notes which were due in 2018 (‘‘PIK Notes’’) and to pay other expenses of the offering.

Preferred Shares

During the second quarter of fiscal 2014, the Board of Directors authorized 50 million shares of preferred stock. No preferred shares have been issued as of November 1, 2014.

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

2.  EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing income available to common stockholders by the weighted average shares outstanding plus dilutive potential shares from the exercise of stock options and restricted shares. Common equivalent shares are excluded from the computation if their effect is anti-dilutive.  There were no material anti-dilutive shares during the periods presented.

The following table presents a reconciliation of the diluted weighted average shares (in millions):

	13 Weeks Ended		39 Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Basic weighted average shares	203	175	188	175
Employee stock options	4	4	4	4
Dilutive weighted average shares	207	179	192	179

3.  DEBT

We were in compliance with the terms and conditions of all debt agreements for all periods presented. Our outstanding debt is detailed in the table below (in millions):

		The Michaels Companies, Inc.			Michaels Stores, Inc.
	Interest Rate	November 1, 2014	February 1, 2014	November 2, 2013	November 1, 2014	February 1, 2014	November 2, 2013
Senior secured term loan	Variable	$2,460	$1,628	$1,632	$2,460	$1,628	$1,632
Senior notes	7.75%	—	1,006	1,007	—	1,006	1,007
Senior subordinated notes	5.875%	515	260	—	515	260	—
Senior subordinated notes	11.375%	—	—	255	—	—	255
Asset-based revolving credit facility	Variable	—	—	187	—	—	187
PIK notes	7.50% / 8.25%	361	800	800	—	—	—

Total debt		3,336	3,694	3,881	2,975	2,894	3,081

Less current portion		(205)	(16)	(203)	(25)	(16)	(203)

Long-term debt		$3,131	$3,678	$3,678	$2,950	$2,878	$2,878

Senior Notes, Additional Term Loan and Senior Subordinated Notes

On June 16, 2014, MSI issued an additional $250 million of our 5.875% Senior Subordinated Notes maturing in 2020 (“2020 Senior Subordinated Notes”) at 102% of face value. On July 2, 2014, MSI also issued an additional $850 million of debt under our existing term loan facility at 99.5% of face value and maturing in 2020 (“Additional Term Loan”).  The net proceeds from these borrowings were used to fully redeem the outstanding 7.75% Senior Notes due 2018 (“Senior Notes”) and to pay the applicable make-whole premium and accrued interest on the Senior Notes.  In accordance with Accounting Standards Codification (“ASC”) 470, Debt (“ASC 470”), the Company capitalized $19 million of costs related to the issuance of the 2020 Senior Subordinated Notes and the Additional Term Loan. In accordance with ASC 470, we recorded a loss on the early extinguishment of debt of $56 million related to the redemption of the Senior Notes.  The $56 million loss consisted of $51 million of redemption premiums and $10 million to write off related debt issuance costs.  This loss was partially offset by a $5 million write off of unamortized net premiums.

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

On November 10, 2014, an irrevocable notice of redemption was delivered to the holders of the PIK Notes. Pursuant to the notice, $180 million in principal of the PIK Notes will be redeemed on December 10, 2014 and has been classified as current debt in the consolidated balance sheets.  We expect the debt extinguishment costs related to the redemption of the PIK Notes to be approximately $7 million.

Restated Revolving Credit Facility

As of November 1, 2014, the borrowing base of our restated senior secured asset-based revolving credit facility (“Restated Revolving Credit Facility”) totaled $650 million, of which we had no outstanding borrowings, $62 million of outstanding letters of credit and $588 million of unused borrowing capacity.

Debt Issuance Costs

Accumulated amortization of debt issuance costs was $53 million, $56 million, and $57 million as of November 1, 2014, February 1, 2014, and November 2, 2013, respectively.

4.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table includes detail regarding changes in the composition of accumulated other comprehensive income (loss) (in millions):

	13 Weeks Ended		39 Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Beginning of period	1	4	—	6
Foreign currency translation adjustment and other	(3)	—	(2)	(2)
End of period	$(2)	$4	$(2)	$4

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

	November 1, 2014
	Carrying Value	Fair Value
	(In millions)
Senior secured term loan	$2,460	$2,427
Senior subordinated notes	515	514
PIK notes	361	367

6.  INCOME TAXES

The effective tax rate was 36.0% and 35.6% for the third quarters of fiscal 2014 and fiscal 2013, respectively.  The increase in the effective tax rate in the third quarter of fiscal 2014 was due primarily to fewer credits under the Work Opportunity Tax Credit program.

The effective tax rate for the first nine months of fiscal 2014 was 41.9% compared to 36.0% in the same period in the prior year.  The effective tax rate for the first nine months of fiscal 2014 is higher than the prior year primarily due to a change in status of our Canadian subsidiary, which resulted in the write off of certain deferred tax assets.  In addition, the prior year includes state tax credits due to a change in tax law. We currently estimate our annualized effective tax rate for fiscal 2014 to be approximately 39%.

7.  CONTINGENCIES

Rea Claim

On September 15, 2011, MSI was served with a lawsuit filed in the California Superior Court in and for the County of Orange (“Superior Court”) by four former store managers as a class action proceeding on behalf of themselves and certain former and current store managers employed by MSI in California. The lawsuit alleges that MSI improperly classified its store managers as exempt employees and as such failed to pay all wages, overtime and waiting time penalties and failed to provide accurate wage statements. The lawsuit also alleges that the foregoing conduct was in breach of various laws, including California’s unfair competition law. On December 3, 2013, the Superior Court entered an Order certifying a class of approximately 200 members. MSI successfully removed the case to the United States District Court for the Central District of California and on May 8, 2014, the class was de-certified. As a result of the decertification, we have approximately 50 individual claims pending. We believe we have meritorious defenses and intend to defend the lawsuits vigorously. We do not believe the resolution of the lawsuits will have a material effect on our consolidated financial statements.

Data Security Incident

Four putative class actions were filed against MSI relating to the January 2014 data breach. The plaintiffs generally allege MSI failed to secure and safeguard customers’ private information including credit and debit card information, and as such, breached an implied contract, and violated the Illinois Consumer Fraud Act (and other states’ similar laws) and are seeking damages including declaratory relief, actual damages, punitive damages, statutory damages, attorneys’ fees, litigation costs, remedial action, pre and post judgment interest and other relief as available. The cases are as follows: Christina Moyer v. Michaels Stores, Inc., was filed on January 27, 2014; Michael and Jessica Gouwens v. Michaels Stores, Inc., was filed on January 29, 2014; Nancy Maize and Jessica Gordon v. Michaels Stores, Inc., was filed on February 21, 2014; and Daniel Ripes v. Michaels Stores, Inc., was filed on March 14, 2014. All four of these cases were filed in the United States District Court-Northern District of Illinois, Eastern Division. On April 16, 2014, an order was entered consolidating the current actions. On July 14, 2014, the Company’s motion to dismiss the consolidated complaint was granted. On August 11, 2014, plaintiffs filed a motion to alter or amend the judgment, which was denied on October 14, 2014.  The deadline to file a notice of appeal expired on November 13, 2014.

On March 18, 2014, an additional putative class action was filed related to the January 2014 data breach, Mary Jane Whalen v. Michaels Stores, Inc., but was voluntarily dismissed by the plaintiff on April 11, 2014 without prejudice to her right to re-file a complaint. On December 2, 2014, the plaintiff filed a new lawsuit against MSI related to the data breach in the United States District Court for the Eastern District of New York, Mary Jane Whalen v. Michaels Stores, Inc., seeking damages including declaratory relief, monetary damages, statutory damages, punitive damages, attorneys’ fees and costs, injunctive relief, pre and post judgment interest and other relief as available. The Company intends to defend the lawsuit vigorously. We cannot reasonably estimate the potential loss, or range of loss, related to the lawsuit, if any.

In connection with the breach, payment card companies and associations may seek to require us to reimburse them for unauthorized card charges and costs to replace cards and may also impose fines or penalties in connection with the data breach, and enforcement authorities may also impose fines or other remedies against us. We have also incurred other costs associated with the data breach, including legal fees, investigative fees, costs of communications with customers and credit monitoring services provided to our customers. In addition, state and federal agencies, including states’ attorneys general and the Federal Trade Commission may investigate events related to the data breach, including how it occurred, its consequences and our responses. Although we intend to cooperate in these investigations, we may be subject to fines or other obligations, which may have an adverse effect on how we operate our business and our results of operations. We cannot reasonably estimate the potential loss or range of loss related to any reimbursement costs, fines or penalties that may be assessed, if any.

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

Subsequent to the California Supreme Court decision, three additional purported class action lawsuits seeking similar relief have been filed against MSI: Carolyn Austin v. Michaels Stores, Inc. and Tiffany Heon v. Michaels Stores, Inc., both in the San Diego Superior Court, and Sandra A. Rubinstein v. Michaels Stores, Inc. in the Superior Court of California, County of Los Angeles, Central Division. An order coordinating the cases has been entered and plaintiffs filed a Consolidated Complaint on April 24, 2012. The parties settled the lawsuit for an amount that will not have a material effect on our consolidated financial statements. On August 6, 2014, the Court granted final approval of the settlement.

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

For some of the matters disclosed above, as well as other matters previously disclosed in the Company’s filings with the SEC, the Company is able to estimate a range of losses in excess of the amounts recorded, if any, in the accompanying financial statements. The aggregate estimated loss is approximately $10 million, which includes amounts recorded by the Company.

8.  SEGMENTS AND GEOGRAPHIC INFORMATION

We consider our Michaels - U.S., Michaels - Canada, and Aaron Brothers stores to be our operating segments for purposes of determining reportable segments based on the criteria of ASC 280, Segment Reporting (“ASC 280”). We determined that each of our operating segments have similar economic characteristics and meet the aggregation criteria set forth in ASC 280. Therefore, we combine those operating segments into one reporting segment.

Our net sales by country are as follows (in millions):

	13 Weeks Ended		39 Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013

United States	$1,018	$1,013	$2,829	$2,731
Canada	112	105	301	284
Net sales	$1,130	$1,118	$3,130	$3,015

Our chief operating decision makers evaluate historical operating performance and forecasted future periods’ operating performance based on operating income and earnings before interest, income taxes, depreciation, amortization and losses on early extinguishment of debt and refinancing costs (“EBITDA (excluding losses on early extinguishment of debt and refinancing costs)”). We believe these metrics more closely reflect the operating effectiveness of factors over which management has control. A reconciliation of net income to EBITDA (excluding losses on early extinguishment of debt and refinancing costs) is presented below (in millions).

	13 Weeks Ended		39 Weeks Ended
	November 1,	November 2,	November 1,	November 2,
	2014	2013	2014	2013
Net income	$64	$47	$61	$110
Interest expense	41	62	159	154
Provision for income taxes	36	26	44	62
Losses on early extinguishments of debt and refinancing cost	—	—	68	7
Depreciation and amortization	29	24	82	74
EBITDA (excluding losses on early extinguishments of debt and refinancing costs)	$170	$159	$414	$407

9.  RELATED PARTY TRANSACTIONS

Bain Capital Partners, LLC (“Bain Capital”) and The Blackstone Group L.P. (“The Blackstone Group”, together with Bain Capital, the “Sponsors”) owned approximately 80% of our outstanding common stock as of November 1, 2014. Prior to our IPO on July 2, 2014, the Sponsors and another common stockholder, Highfields Capital Management LP (“Highfields”), received annual management fees of $12 million and $1 million, respectively.  In connection with the IPO, the management agreement was terminated and the Company paid the Sponsors and Highfields an aggregate $30 million termination fee.  We recognized no related party expenses in the third quarter of fiscal 2014 and $3 million of expenses related to management fees during the third quarter of fiscal 2013. During the nine months ended November 1, 2014 and November 2, 2013, we recognized management fees totaling $35 million and $10 million, respectively. These expenses are included in related party expenses in the consolidated statements of comprehensive income.

The Blackstone Group owns a majority equity position in Brixmor Properties Group, a vendor we utilize to lease certain properties. Payments associated with this vendor during each of the third quarters of fiscal 2014 and fiscal 2013 totaled $1 million.  Payments made during the nine months ended November 1, 2014 and November 2, 2013 totaled $2 million and $3 million, respectively.  These expenses are included in cost of sales and occupancy expense in the consolidated statements of comprehensive income.

The Blackstone Group owns a majority equity position in RGIS, an external vendor we utilize to count our store inventory. Payments associated with this vendor during each of the third quarters of fiscal 2014 and fiscal 2013 totaled $2 million.  Payments made during the nine months ended November 1, 2014 and November 2, 2013 totaled $6 million and $5 million, respectively. These expenses are included in selling, general and administrative in the consolidated statements of comprehensive income.

The Blackstone Group owns a majority equity position in Vistar, an external vendor we utilize for all of the candy-type items in our stores.  Payments associated with this vendor during the third quarters of fiscal 2014 and fiscal 2013 totaled $4 million and $5 million, respectively.  Payments made during the nine months ended November 1, 2014 and November 2, 2013 totaled $15 million and $17 million, respectively. These expenses are recognized in cost of sales as merchandise is sold.

The Blackstone Group owns a majority equity position in Hilton Hotels, an external vendor we utilize for hospitality services.  Payments associated with this vendor during the third quarter of fiscal 2014 and the nine months ended November 1, 2014 totaled $1 million.  There were minimal payments made during fiscal 2013. These expenses are included in selling, general and administrative in the consolidated statements of comprehensive income.

Six of our current directors, Joshua Bekenstein, Todd M. Cook, Nadim El Gabban, Lewis S. Klessel, Matthew S. Levin and Peter F. Wallace, are affiliates of Bain Capital or The Blackstone Group.  As such, some or all of such directors may have an indirect material interest in payments with respect to debt securities of the Company that have been purchased by affiliates of Bain Capital or The Blackstone Group.  As of November 1, 2014, affiliates of The Blackstone Group held approximately $56 million of our Restated Term Loan Credit Facility.

10.  CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Our debt covenants restrict MSI, and certain subsidiaries of MSI, from various activities including the incurrence of additional debt, payment of dividends and the repurchase of MSI’s capital stock (subject to certain exceptions), among other things.  The following condensed consolidated financial information represents the financial information of MSI and its wholly-owned subsidiaries.  The information is presented in accordance with the requirements of Rule 12-04 under the SEC’s Regulation S-X. In addition, disclosure requirements of Rule 12-04 of Regulation S-X regarding material contingencies and long-term obligations are included in Note 3. Debt, Note 6. Income taxes, and Note 7. Contingencies, where applicable.

Michaels Stores, Inc.

Condensed Consolidated Balance Sheets

	November 1,	February 1,	November 2,
	2014	2014	2013
	(In millions)
ASSETS
Current assets:
Cash and equivalents	$189	$234	$68
Merchandise inventories	1,116	901	1,119
Prepaid expenses and other	99	97	100
Deferred income taxes	37	39	38
Income tax receivables	11	2	20
Total current assets	1,452	1,273	1,345
Property and equipment, net	377	358	353
Goodwill	94	94	94
Debt issuance costs, net	40	37	38
Deferred income taxes	23	28	29
Long-term receivable from Parent	8	8	5
Other assets	3	3	2
Total assets	$1,997	$1,801	$1,866

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$504	$368	$467
Accrued liabilities and other	359	377	342
Share-based compensation liability	—	—	21
Current portion of long-term debt	25	16	203
Dividend payable to Holdings	—	30	—
Deferred income taxes	—	1	4
Income taxes payable	1	42	6
Total current liabilities	889	834	1,043
Long-term debt	2,950	2,878	2,878
Share-based compensation liability	—	—	28
Other liabilities	89	90	88
Total stockholders’ deficit	(1,931)	(2,001)	(2,171)
Total liabilities and stockholders’ deficit	$1,997	$1,801	$1,866

Michaels Stores, Inc.

Condensed Consolidated Statements of Comprehensive Income

	13 Weeks Ended		39 Weeks Ended
	November 1,	November 2,	November 1,	November 2,
	2014	2013	2014	2013
	(In millions)

Net sales	$1,130	$1,118	$3,130	$3,015
Cost of sales and occupancy expense	678	665	1,892	1,816
Gross profit	452	453	1,238	1,199

Selling, general, and administrative	303	309	854	835
Share-based compensation	4	4	10	15
Related party expenses	—	3	35	10
Store pre-opening costs	2	2	4	5
Operating income	143	135	335	334
Interest expense	35	45	121	137
Losses on early extinguishment of debt and refinancing costs	—	—	56	7
Other expense, net	1	—	1	1
Income before income taxes	107	90	157	189
Provision for income taxes	39	32	63	68
Net income	68	58	94	121

Other comprehensive income, net of tax:
Foreign currency translation adjustment and other	(3)	—	(2)	(2)
Comprehensive income	$65	$58	$92	$119

Michaels Stores, Inc.

Condensed Consolidated Statement of Cash Flows

	39 Weeks Ended
	November 1,	November 2,
	2014	2013
	(In millions)
Cash flows provided by operating activities:
Net cash provided by operating activities	$101	$74

Cash flows used in investing activities:
Cash paid for property and equipment	(103)	(82)

Cash flows from financing activities:
Net repayments of debt	(1,095)	(353)
Net borrowings of debt	1,113	389
Payment of dividend to Holdings	(60)	—
Other financing activities	(1)	(16)
Net cash (used in) provided by financing activities	(43)	20

Net change in cash and equivalents	(45)	12
Cash and equivalents at beginning of period	234	56
Cash and equivalents at end of period	$189	$68

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

We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31.  All references herein to “fiscal 2014” relate to the 52 weeks ending January 31, 2015; and all references to “fiscal 2013” relate to the 52 weeks ended February 1, 2014. In addition, all references herein to “the third quarter of fiscal 2014” relate to the 13 weeks ended November 1, 2014, and all references to “the third quarter of fiscal 2013” relate to the 13 weeks ended November 2, 2013. Finally, all references to “the nine months ended November 1, 2014” relate to the 39 weeks ended November 1, 2014, and the “the nine months ended November 2, 2013” relate to the 39 weeks ended November 2, 2013.

Overview

We are the largest arts and crafts specialty retailer in North America (based on store count) providing materials, project ideas and education for creative activities, under the retail brands of Michaels and Aaron Brothers.  We also operate a market-leading vertically-integrated custom framing business.  At November 1, 2014, we operated 1,166 Michaels stores and 121 Aaron Brothers stores.

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

On November 10, 2014, we issued an irrevocable notice of redemption to the holders of the PIK Notes.  Pursuant to the notice, $180 million in principal of the PIK Notes will be redeemed on December 10, 2014 and has been classified as current debt in the consolidated balance sheets.  We expect the debt extinguishment costs related to the redemption of the PIK Notes to be approximately $7 million.

Net sales for the third quarter of fiscal 2014 increased 1.1% compared to the same period in the prior year.  The increase in net sales was due primarily to the opening of 28 additional stores (net of closings).  Comparable stores sales decreased 0.8% during the third quarter of fiscal 2014, or 0.2% at constant exchange rates.  Gross profit as a percent of sales declined 50 basis points to 40.0% during the third quarter of fiscal 2014 primarily driven by higher merchandise and occupancy costs, partially offset by favorable shrink costs. Operating income increased by $7 million to $142 million during the third quarter of fiscal 2014.  The increase was due primarily to a reduction in performance-based compensation expenses as well as related party expenses due to the termination of the management services agreement in connection with the IPO completed in July 2014.

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

Operating Information

The following table sets forth certain operating data:

	13 Weeks Ended		39 Weeks Ended
	November 1,	November 2,	November 1,	November 2,
	2014	2013	2014	2013
Michaels stores:
Open at beginning of period	1,147	1,119	1,136	1,099
New stores	19	19	30	40
Relocated stores opened	3	6	13	14
Closed stores	—	(1)	—	(2)
Relocated stores closed	(3)	(6)	(13)	(14)
Open at end of period	1,166	1,137	1,166	1,137

Aaron Brothers stores:
Open at beginning of period	117	122	121	125
New stores	5	—	5	—
Relocated stores opened	—	—	—	2
Closed stores	(1)	—	(5)	(4)
Relocated stores closed	—	—	—	(1)
Open at end of period	121	122	121	122
Total store count at end of period	1,287	1,259	1,287	1,259

Other operating data:
Average inventory per Michaels store (in thousands) (1)	$923	$951	$923	$951
Comparable store sales	(0.8)%	7.9%	1.9%	2.1%
Comparable store sales, at constant currency	(0.2)%	8.4%	2.5%	2.4%

(1)         The calculation of average inventory per Michaels store excludes our Aaron Brothers stores.

Results of Operations

The following table sets forth the percentage relationship to net sales of each line item included in net income in our unaudited consolidated statements of comprehensive income. This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes, contained herein.

	13 Weeks Ended		39 Weeks Ended
	November 1,	November 2,	November 1,	November 2,
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and occupancy expense	60.0	59.5	60.4	60.2
Gross profit	40.0	40.5	39.6	39.8

Selling, general, and administrative	26.9	27.6	27.3	27.7
Share-based compensation	0.3	0.4	0.3	0.5
Related party expenses	—	0.3	1.1	0.3
Store pre-opening costs	0.2	0.2	0.1	0.2
Operating income	12.6	12.1	10.6	11.1
Interest expense	3.6	5.5	5.1	5.1
Losses on early extinguishment of debt and refinancing costs	—	—	2.2	0.2
Other expense, net	0.1	—	—	—
Income before income taxes	8.9	6.5	3.3	5.7
Provision for income taxes	3.2	2.3	1.4	2.1
Net income	5.7%	4.2%	1.9%	3.6%

13 Weeks Ended November 1, 2014 Compared to the 13 Weeks Ended November 2, 2013

Net Sales. Net sales increased $12 million for the third quarter of fiscal 2014, or 1.1%, compared to the third quarter of fiscal 2013.  The increase in net sales was due to a $21 million increase primarily related to 28 additional stores opened (net of closures) since November 2, 2013, partially offset by a $9 million decrease in comparable store sales. Comparable store sales decreased 0.8%, or 0.2% at constant exchange rates, due to a decrease in customer transactions, partially offset by an increase in the average ticket.

Gross Profit.  Gross profit was 40.0% of net sales in the third quarter of fiscal 2014 compared to 40.5% in the third quarter of fiscal 2013.  The 50 basis point decline is primarily related to a 130 basis points increase in merchandise costs, higher promotional activity, an increase in e-commerce expenses and an increase in occupancy costs.  These increases were partially offset by a 70 basis points improvement primarily due to favorable shrink experience and distribution related cost.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) was 26.9% of net sales for the third quarter of fiscal 2014 compared to 27.6% in the third quarter of fiscal 2013. SG&A decreased $5 million to $304 million for the third quarter of fiscal 2014. The decrease is due to a $7 million reduction in performance-based compensation and an $8 million decrease in professional costs.  The decrease was partially offset by a $7 million increase in costs associated with operating 28 additional stores (net of closures) and a $4 million increase in marketing costs.

Share-Based Compensation. Share-based compensation was consistent at $4 million in the third quarter of fiscal 2014 and 2013.

Related Party Expenses.  Related party expenses decreased $3 million in the third quarter of fiscal 2014 due the termination of the management services agreement in connection with the IPO completed in July 2014.

Interest Expense. Interest expense decreased $21 million to $41 million in the third quarter of fiscal 2014. The decrease is primarily attributable to interest savings from the redemption of the 7.75% Senior Notes due 2018 (“Senior Notes”) and the partial pay down of the PIK Notes in the second quarter of fiscal 2014.  The decrease was partially offset by an increase in interest expense related to the additional $850 million of debt issued on July 2, 2014 under our existing term loan facility (“Additional Term Loan”).

Provision for Income Taxes. The effective tax rate was 36.0% for the third quarter of fiscal 2014 compared to 35.6% for the third quarter of fiscal 2013.  The effective tax rate in the third quarter of fiscal 2014 is higher than the prior year due primarily to fewer credits under the Work Opportunity Tax Credit program.

39 Weeks Ended November 1, 2014 Compared to the 39 Weeks Ended November 2, 2013

Net Sales. Net sales increased $115 million for the first nine months of fiscal 2014, or 3.8%, compared to the first nine months of fiscal 2013.  The increase in net sales was due primarily to a $57 million increase in comparable store sales and a $58 million increase primarily related to 28 additional stores opened (net of closures) since November 2, 2013. Comparable store sales increased 1.9%, or 2.5% at constant exchange rates due primarily to an increase in average ticket.

Gross Profit.  Gross profit was 39.6% of net sales for the first nine months of fiscal 2014 compared to 39.8% for the first nine months of fiscal 2013.  The 20 basis point decrease is primarily related to a 110 basis points increase in merchandise costs, higher promotional activity and an increase in e-commerce expenses. The decrease was partially offset by a 70 basis points improvement due to favorable shrink experience and leverage associated with occupancy expense as a result of higher sales.

Selling, General and Administrative. SG&A was 27.3% of net sales for the first nine months of fiscal 2014 compared to 27.7% for the first nine months of fiscal 2013.  SG&A increased $21 million to $856 million for the first nine months of fiscal 2014 due primarily to $21 million of costs associated with operating 28 additional stores (net of closures) and a $5 million increase in marketing.  The increase was partially offset by a $4 million decrease in payroll related costs.

Share-Based Compensation.  Share-based compensation decreased by $5 million to $10 million in the first nine months of fiscal 2014 due primarily to option awards which became fully vested in the second quarter of fiscal 2014.

Related Party Expenses.  Related party expenses increased $25 million to $35 million in the first nine months of fiscal 2014 due to a $30 million fee paid to terminate the management services agreement in connection with our IPO completed in July 2014.

Interest Expense. Interest expense increased $5 million to $159 million in the first nine months of fiscal 2014. The increase is primarily attributable to the $800 million of PIK Notes that were issued in July 2013. This increase was partially offset by interest savings from the debt refinancing in the second quarter of fiscal 2014.

Losses on Early Extinguishment of Debt and Refinancing Costs. We recorded a loss on the early extinguishment of debt of $68 million during the first nine months of fiscal 2014 related to the redemption of our Senior Notes and PIK Notes, consisting of $55 million of redemption premiums and $18 million to write off related debt issuance costs.  The loss was partially offset by a $5 million write off of the unamortized net premium.

Provision for Income Taxes. The effective tax rate for the first nine months of fiscal 2014 was 41.9% compared to 36.0% in the same period in the prior year.  The effective tax rate for the first nine months of fiscal 2014 is higher than the prior year primarily due to a change in the status of our Canadian subsidiary, which resulted in the write off of certain deferred tax assets.  In addition, the prior year includes higher state tax credits due to a change in tax law. We currently estimate our annualized effective tax rate for fiscal 2014 to be approximately 39%.

Liquidity and Capital Resources

We require cash principally for day-to-day operations, to finance capital investments, to purchase inventory, to service our outstanding debt, and for seasonal working capital needs. We expect that our available cash, cash flow generated from operating activities, and funds available under our senior secured asset-based revolving credit facility (“Restated Revolving Credit Facility”) will be sufficient to fund planned capital expenditures, working capital requirements, debt repayments, debt service requirements and anticipated growth for the foreseeable future. Our ability to satisfy our liquidity needs and continue to refinance or reduce debt could be adversely affected by the occurrence of any of the events described as Risk Factors in our Prospectus or our failure to meet our debt covenants.  Our Restated Revolving Credit Facility provides senior secured financing of up to $650 million, subject to a borrowing base. As of November 1, 2014, the borrowing base was $650 million, of which we had no outstanding borrowings, $62 million of outstanding letters of credit and $588 million of unused borrowing capacity. Our cash and equivalents totaled $194 million at November 1, 2014.

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

On June 16, 2014, MSI issued an additional $250 million of our 5.875% Senior Subordinated Notes maturing in 2020 (“2020 Senior Subordinated Notes”) at 102% of face value. On July 2, 2014, MSI also issued an additional $850 million of debt under our existing term loan facility at 99.5% of face value and maturing in 2020 (“Additional Term Loan”). The net proceeds from these borrowings were used to fully redeem the outstanding Senior Notes and to pay the applicable make-whole premium and accrued interest on the Senior Notes.  In accordance with Accounting Standards Codification (“ASC”) 470, Debt, (“ASC 470”) the Company capitalized $19 million of costs related to the issuance of the 2020 Senior Subordinated Notes and the Additional Term Loan. In accordance with ASC 470, we recorded a loss on the early extinguishment of debt of $56 million related to the redemption of the Senior Notes.  The $56 million loss consisted of $51 million of redemption premiums and $10 million to write off related debt issuance costs.  This loss was partially offset by a $5 million write off of unamortized net premiums.

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

On November 10, 2014, an irrevocable notice of redemption was delivered to the holders of the PIK Notes. Pursuant to the notice, $180 million in principal of the PIK Notes will be redeemed on December 10, 2014 and has been classified as current debt in the consolidated balance sheets.  We expect the debt extinguishment costs related to the redemption of the PIK Notes to be approximately $7 million.

We and our subsidiaries, affiliates and significant shareholders may continue from time to time to seek to retire or purchase our outstanding debt through cash purchases in open market purchases, privately negotiated transactions, by tender offer or otherwise. Such repurchases, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. We plan to repay or refinance our indebtedness prior to maturity.

Cash Flows from Operating Activities

Cash flow provided by operating activities during the first nine months of fiscal 2014 was $36 million compared to $69 million during the first nine months of fiscal 2013. The $33 million decrease was primarily related to additional interest payments made in connection with the PIK Notes issued in July 2013, partially offset by the debt refinancing during the second quarter of 2014.

Average inventory per Michaels store (including e-commerce and distribution centers) decreased 2.9% to $923,000 at November 1, 2014, from $951,000 at November 2, 2013, primarily due to better than expected sales during the third quarter of fiscal 2014 and a more efficient replenishment process.

Cash Flow from Investing Activities

The following table includes capital expenditures paid during the periods presented (in millions):

	39 Weeks Ended
	November 1,	November 2,
	2014	2013
New and relocated stores and stores not yet opened (1)	$24	$32
Existing stores	38	17
Information systems	29	19
Corporate and other	12	14
Total capital expenditures	$103	$82

(1)         In the first nine months of fiscal 2014, we incurred capital expenditures related to the opening of 30 Michaels stores and 5 Aaron Brothers stores and the relocation of 13 Michaels stores. In the first nine months of fiscal 2013, we incurred capital expenditures related to the opening of 40 Michaels stores and the relocation of 14 Michaels stores and 2 Aaron Brothers stores.

Non-GAAP Measures

The following table sets forth certain non-GAAP measures the Company uses to manage the Company’s performance and measure compliance with certain debt covenants.  The Company defines “EBITDA (excluding losses on early extinguishment of debt and refinancing costs)” as net income before interest, income taxes, depreciation, amortization and losses on early extinguishment of debt and refinancing costs.  The Company defines Adjusted EBITDA as EBITDA (excluding losses on early extinguishment of debt and refinancing costs) adjusted for certain defined amounts in accordance with the Company’s Restated Term Loan Credit Facility and Restated Revolving Credit Facility (collectively, the “Adjustments”).

The Company has presented EBITDA (excluding losses on early extinguishment of debt and refinancing costs) and Adjusted EBITDA to provide investors with additional information to evaluate our operating performance and our ability to service our debt.  Adjusted EBITDA is a required calculation under the Company’s Restated Term Loan Credit Facility and its Restated Revolving Credit Facility, together the (“Senior Secured Credit Facilities”). As it relates to the Senior Secured Credit Facilities, Adjusted EBITDA is used in the calculations of fixed charge coverage and leverage ratios, which, under certain circumstances, determine mandatory repayments or maintenance covenants and may restrict the Company’s ability to make certain payments (characterized as restricted payments), investments (including acquisitions) and debt repayments.

As EBITDA (excluding losses on early extinguishment of debt and refinancing costs) and Adjusted EBITDA are not measures of operating performance or liquidity calculated in accordance with U.S. generally accepted accounting principles (“GAAP”), these measures should not be considered in isolation of, or as a substitute for, net income, as an indicator of operating performance, or net cash provided by operating activities as an indicator of liquidity.  Our computation of EBITDA (excluding losses on early extinguishment of debt and refinancing costs) and Adjusted EBITDA may differ from similarly titled measures used by other companies.

The following table shows a reconciliation of EBITDA (excluding losses on early extinguishment of debt and refinancing costs) and Adjusted EBITDA to net income and net cash provided by operating activities (in millions):

	13 Weeks Ended		39 Weeks Ended
	November 1,	November 2,	November 1,	November 2,
	2014	2013	2014	2013
Net cash provided by operating activities	$160	$95	$36	$69
Depreciation and amortization	(29)	(24)	(82)	(74)
Share-based compensation	(5)	(6)	(15)	(19)
Debt issuance costs amortization	(2)	(3)	(8)	(7)
Accretion of long-term debt	—	1	—	1
Losses on early extinguishments of debt and refinancing costs	—	—	(68)	(7)
Changes in assets and liabilities	(60)	(16)	198	147
Net income	64	47	61	110
Interest expense	41	62	159	154
Provision for income taxes	36	26	44	62
Losses on early extinguishment of debt and refinancing costs	—	—	68	7
Depreciation and amortization	29	24	82	74
EBITDA (excluding losses on early extinguishment of debt and refinancing costs)	170	159	414	407
Adjustments:
Share-based compensation	5	6	15	19
Signing and retention bonuses	—	—	—	2
Management fees to Sponsors and others	—	3	35	10
Severance costs	1	1	2	2
Store pre-opening costs	2	2	4	5
Store remodel costs	1	2	4	6
Foreign currency transaction losses	1	—	1	1
Store closing costs	1	3	2	4
IPO Costs	—	—	2	—
Other	—	1	1	3
Adjusted EBITDA	$181	$177	$480	$459

Disclosure Regarding Forward-Looking Information

The above discussion, as well as other portions of this Quarterly Report on Form 10-Q, contains forward-looking statements that reflect our plans, estimates and beliefs. Any statements contained herein (including, but not limited to, statements to the effect that Michaels or its management “anticipates,” “plans,” “estimates,” “expects,” “believes,” and other similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our Prospectus. Such forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance or achievements to be materially different from anticipated results, prospects, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to the following:

•                  risks related to the effect of economic uncertainty;

•                  our substantial outstanding indebtedness of $3.3 billion could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our $2.5 billion variable rate debt and prevent us from meeting our obligations under our notes and credit facilities;

•                  changes in customer demand could materially adversely affect our sales, results of operations, and cash flow;

•                  our failure to adequately maintain security and prevent unauthorized access to electronic and other confidential information, which could result in an additional data breach, could materially adversely affect our financial condition and operating results;

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

For more details on factors that may cause actual results to differ materially from such forward-looking statements, please see the Risk Factors section of our Prospectus.  Except as required by applicable law, we disclaim any intention to, and undertake no obligation to, update or revise any forward-looking statement.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We are exposed to fluctuations in exchange rates between the U.S. and Canadian dollar, which is the functional currency of our Canadian subsidiaries. Our sales, costs and expenses of our Canadian subsidiaries, when translated into U.S. dollars, can fluctuate due to exchange rate movement. As of November 1, 2014, a 10% increase or decrease in the exchange rate of the U.S. and Canadian dollar would have an approximate $3 million impact on net income for the 39 weeks ended November 1, 2014.

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our Senior Secured Credit Facilities.  The interest rates on our Senior Secured Credit Facilities will reprice periodically, which will impact our earnings and cash flow. The interest rates on our PIK Notes and 2020 Senior Subordinated Notes are fixed.  Based on our overall interest rate exposure to variable rate debt outstanding as of November 1, 2014, a 1% increase or decrease in interest rates would change interest expense by approximately $25 million. A 1% increase in interest rates would decrease the fair value of our long-term fixed rate debt by approximately $19 million and a 1% decrease in interest rates would increase the fair value of our long-term fixed rate debt by approximately $20 million.  A change in interest rates would not materially affect the fair value of our variable rate debt as the debt reprices periodically.

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

Change in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting during the fiscal quarter ended November 1, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated herein by reference from Note 7 to our Consolidated Financial Statements.

Item 1A.  RISK FACTORS

There have been no material changes to the Risk Factors described in the Company’s Prospectus.

Item 5.  OTHER INFORMATION

Iran Sanctions Related Disclosure

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Securities Exchange Act of 1934, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engaged in certain specified activities during the period covered by this Quarterly Report on Form 10-Q. Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). We do not believe we and/or our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the quarter ended November 1, 2014.

The Blackstone Group L.P., one of our Sponsors, informed us of disclosures publicly filed and/or provided to them by Travelport Worldwide Limited, which may be considered their affiliate. These disclosures are included in, and the Company hereby incorporates by reference herein, Exhibit 99.1 to this Quarterly Report on Form 10-Q.

Item 6.  EXHIBITS

(a) Exhibits:

Exhibit Number	Description of Exhibit

31.1	Certifications of Carl S. Rubin pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Charles M. Sonsteby pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

99.1	Section 13(r) Disclosure

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

Dated: December 9, 2014