Form 10-K
period 2015-01-31
Michaels Companies, Inc.
filed 2015-03-19
CIK 1593936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2015

Commission file number 001-36501

THE MICHAELS COMPANIES, INC.

A Delaware Corporation

IRS Employer Identification No. 37-1737959

8000 Bent Branch Drive

Irving, Texas 75063

(972) 409-1300

The Michaels Companies, Inc.’s common stock, par value $0.06775 per share, is registered pursuant to Section 12(b) of the Securities Exchange Act of 1934 (the “Act) and is listed on the NASDAQ Global Select Market. The Michaels Companies, Inc. does not have any securities registered under Section 12(g) of the Act.

The Michaels Companies, Inc. is a not a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

The Michaels Companies, Inc. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

The Michaels Companies, Inc. has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of the Registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The Michaels Companies, Inc. is a non-accelerated filer.

The Michaels Companies, Inc. is not a shell company (as defined in Rule 12b-2 of the Exchange Act).

The aggregate market value of The Michaels Companies, Inc.’s common stock held by non-affiliates as of August 2, 2014 was approximately  $451,255,000 based upon the closing sales price of $15.34 quoted on The NASDAQ Global Select Market as of August 1, 2014. For this purpose, directors and officers have been assumed to be affiliates.

As of March 11, 2015, 205,944,893 shares of The Michaels Companies, Inc.’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant will incorporate by reference information required in response to Part III, items 10-14, from its definitive proxy statement for its annual meeting of shareholders, to be held on June 3, 2015.

THE MICHAELS COMPANIES, INC.

PART I

ITEM 1.  BUSINESS.

The following discussion, as well as other portions of this Annual Report on Form 10-K, contains forward-looking statements that reflect our plans, estimates and beliefs. Any statements contained herein (including, but not limited to, statements to the effect that Michaels or its management “anticipates”, “plans”, “estimates”, “expects”, “believes”, “intends”, and other similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and related notes contained elsewhere in this report. Specific examples of forward-looking statements include, but are not limited to, statements regarding our forecasts of financial performance, store openings, capital expenditures, and working capital requirements. Our actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K and particularly in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Unless the context otherwise indicates, references in this Annual Report on Form 10-K to “we”, “our”, “us”, “our Company”, “the Company”, “Michaels”, mean The Michaels Companies, Inc., together with its subsidiaries.

General

With $4.7 billion in sales in fiscal 2014, the Company, together with its subsidiaries, is the largest arts and crafts specialty retailer in North America (based on store count) providing materials, project ideas and education for creative activities.  Our mission is to inspire and enable customer creativity, create a fun and rewarding place to work, foster meaningful connections with our communities and lead the industry in growth and innovation.  With crafting classes, store events, project sheets, store displays, mobile applications and online videos, we offer a shopping experience that can inspire creativity and confidence in our customers’ artistic abilities.

As of January 31, 2015, we operate 1,168 Michaels retail stores in 49 states, as well as in Canada, with approximately 18,000 average square feet of selling space per store. We also operate 120 Aaron Brothers stores in nine states, with approximately 5,400 average square feet of selling space per store, offering photo frames, a full line of ready-made frames, custom framing services and a wide selection of art supplies.

In July 2013, we were incorporated in Delaware in connection with Michaels Stores, Inc.’s (“MSI”) reorganization into a holding company structure (the “Reorganization”).  The Company, Michaels FinCo Holdings, LLC (“FinCo Holdings”), Michaels FinCo, Inc. (“FinCo Inc.”), Michaels Funding, Inc. (“Holdings”) and Michaels Stores MergerCo, Inc. (“MergerCo”) were formed in connection with the Reorganization and MergerCo was merged with and into MSI with MSI being the surviving corporation. As a result of the Reorganization, FinCo Holdings is wholly owned by the Company, FinCo, Inc. and Holdings are wholly owned by FinCo Holdings, and MSI is wholly owned by Holdings. MSI was incorporated in Delaware in 1983 and is headquartered in Irving, Texas.

On July 2, 2014, we completed an initial public offering (“IPO”) in which we issued and sold 27.8 million shares of common stock at a public offering price of $17.00 per share.  After deducting for underwriting fees, the net proceeds of $446 million were used to redeem $439 million of our then outstanding 7.50%/8.25% PIK Toggle Notes which were due in 2018 (‘‘PIK Notes’’) and to pay other offering related expenses. Upon completion of the IPO, our common stock became listed on The NASDAQ Global Select Market under the symbol “MIK”.

Merchandising

Michaels. Each Michaels store offers approximately 35,000 basic stock-keeping units (“SKUs”) in a number of product categories. The following table shows a breakdown of sales for Michaels stores by department as a percentage of total net sales:

	Fiscal Year
	2014	2013	2012
General crafts	52%	53%	51%
Home décor and seasonal	21	20	21
Framing	17	17	17
Scrapbooking	10	10	11
	100%	100%	100%

We have a product development and sourcing design team focused on quality, innovation and cost mitigation. Our infrastructure and internal product development and global sourcing teams position us to continue delivering a differentiated level of innovation, quality and value to our customers. Our global sourcing network allows us to control new product introductions, maintain quality standards, monitor delivery times, and manage product costs and inventory levels in order to enhance profitability.

We continue to search for ways to leverage our position as a market leader by establishing strategic partnerships and exclusive product relationships to provide our customers with exciting merchandise. We have partnerships with popular celebrities and brands such as Wilton, Cake Boss, Crayola, Martha Stewart Crafts, Isaac Mizrahi and Rainbow Loom. We will continue to explore opportunities to form future partnerships and exclusive product associations. In fiscal 2014, we launched our e-commerce platform to complement our existing web and mobile platforms.

Aaron Brothers. Each Aaron Brothers store offers approximately 7,000 SKUs, including photo frames, a full line of ready-made frames, art prints, framed art, art supplies and custom framing services. The merchandising strategy for our Aaron Brothers stores is to provide a unique, upscale framing assortment in an appealing environment with attentive customer service.

Seasonality

Our business is highly seasonal, with higher sales in the third and fourth fiscal quarters. Our fourth quarter, which includes the Christmas selling season, has on average accounted for approximately 34% of our net sales and approximately 46% of our operating income.

Purchasing and Inventory Management

We purchase merchandise from approximately 630 vendors through our wholly-owned subsidiary, Michaels Stores Procurement Company. We believe our buying power and ability to make centralized purchases enable us to acquire products on favorable terms. Centralized merchandising management teams negotiate with vendors in an attempt to obtain the lowest net merchandise costs and to improve product mix and inventory levels. In fiscal 2014, one sourcing agent supplied approximately 14% of our purchases.  There were no other vendors or sourcing agents accounting for more than 10% of total purchases.

In addition to purchasing from outside vendors, our Michaels and Aaron Brothers stores purchase custom frames, framing supplies and mats from our framing operation, Artistree, which consists of a manufacturing facility and four regional processing centers to support our retail stores.

Substantially all of the products sold in Michaels stores are manufactured in Asia and North America. Goods manufactured in Asia generally require long lead times and are ordered four to six months in advance of delivery. Those products are either imported directly by us or acquired from distributors based in the U.S.

Our automated replenishment system uses perpetual inventory records to analyze on-hand SKU quantities by store, as well as other pertinent information such as sales forecasts, seasonal selling patterns, promotional events and vendor lead times, to generate recommended merchandise reorder information. These recommended orders are reviewed daily and purchase orders are delivered electronically to our vendors and our distribution centers. In addition to improving our store in-stock position, these systems enable us to better forecast merchandise ordering quantities for our vendors and give us the ability to identify, order and replenish the stores’ merchandise using less store associate labor. These systems also allow us to react more quickly to selling trends and allow our store associates to devote more time to customer service, thereby improving inventory productivity and sales opportunities.

Artistree

We currently own and operate a vertically integrated framing operation, leveraging Artistree, our wholly-owned manufacturing subsidiary, across our Michaels and Aaron Brothers store networks. Artistree supplies precut mats and high quality custom framing merchandise. We believe Artistree provides a competitive advantage to our Michaels and Aaron Brothers stores and gives us quality control over the entire process.

Our moulding manufacturing plant, located in Kernersville, North Carolina, converts lumber into finished frame moulding and supplies the finished frame moulding to our regional processing centers for custom framing orders for our stores. We manufacture approximately 35% of the moulding we process, import approximately 40% from quality manufacturers in Indonesia, Malaysia, China and Italy, and purchase the balance from distributors. We directly source metal moulding for processing in our regional centers. The custom framing orders are processed (frames cut and joined, along with cutting mats and foamboard backing) and shipped to our stores where the custom frame order is completed for customer pick-up.

During fiscal 2014, we operated four regional processing centers in City of Industry, California; Coppell, Texas; Kernersville, North Carolina; and Mississauga, Ontario. Our precut mats and custom frame supplies are packaged and distributed out of our Coppell regional processing center. Combined, these facilities occupy approximately 538,000 square feet and, in fiscal 2014, processed approximately 32 million linear feet of frame moulding and approximately 5 million individually custom cut mats for our Michaels and Aaron Brothers stores.

Distribution

We currently operate a distribution network through our wholly-owned subsidiary, Michaels Stores Procurement Company, to supply our stores with merchandise. Approximately 90% of Michaels stores’ merchandise receipts are shipped through the distribution network with the remainder shipped directly from vendors to stores.  Approximately 55% of Aaron Brothers stores’ merchandise is shipped through the distribution network with the remainder shipped directly from vendors. Our seven distribution centers are located in California, Florida, Illinois, Pennsylvania, Texas and Washington.  We utilize a third-party warehouse to support the distribution of our seasonal merchandise, as well as a third-party fulfillment center for our e-commerce merchandise.

Michaels stores generally receive deliveries from the distribution centers weekly through a transportation network using a dedicated fleet of trucks and contract carriers. Aaron Brothers stores generally receive merchandise on a biweekly basis from a dedicated distribution center located in the Los Angeles, California area.

Our Industry

According to the Craft & Hobby Association (“CHA”), approximately 55% of U.S. households participated in at least one crafting project during 2012, which represented over 62 million households. Additionally, these households purchased crafting supplies, on average, 1.9 times per month and reported participating in approximately three crafting categories during the year. We believe the broad, multi-generational appeal, high personal attachment and the low-cost, project-based nature of crafting creates a loyal, resilient following. This is supported by CHA findings that nearly half of crafters report being a crafter for 10 or more years.

Store Expansion and Relocation

The following table shows our total store growth for the last five years:

	Fiscal Year
	2014	2013	2012	2011	2010
Michaels stores:
Open at beginning of year	1,136	1,099	1,064	1,045	1,023
New stores	32	40	38	25	23
Relocated stores opened	13	14	13	15	10
Closed stores	—	(3)	(3)	(6)	(1)
Relocated stores closed	(13)	(14)	(13)	(15)	(10)
Open at end of year	1,168	1,136	1,099	1,064	1,045

Aaron Brothers stores:
Open at beginning of year	121	125	134	137	152
New stores	5	—	—	—	—
Relocated stores opened	—	2	—	—	—
Closed stores	(6)	(5)	(8)	(3)	(15)
Relocated stores closed	—	(1)	(1)	—	—
Open at end of year	120	121	125	134	137
Total store count at end of year	1,288	1,257	1,224	1,198	1,182

We believe, based on an internal real estate and market penetration study of Michaels stores, that the combined U.S. and Canadian markets can support approximately 1,500 Michaels stores. We plan to open approximately 47 Michaels stores in fiscal 2015, including 17 relocations. We continue to pursue a store relocation program to improve the real estate location quality and performance of our store base. During fiscal 2015, we plan to close up to 5 Michaels stores and up to 5 Aaron Brothers stores. Many of our store closings are stores that have reached the end of their lease term. We believe our ongoing store evaluation process results in strong performance across our store base.

We have developed a standardized procedure to allow for the efficient opening of new stores and their integration into our information and distribution systems. We develop the floor plan, merchandise layout and organize the advertising and promotions in connection with the opening of each new store. In addition, we maintain qualified store opening teams to provide new store associates with store training.

Our store operating model, which is based on historical store performance, assumes an average store size of approximately 18,000 selling square feet. Our fiscal 2014 average initial net investment, which varies by site and specific store characteristics, is approximately $1.2 million per store and consists of store build-out costs, pre-opening expenses and average first year inventory.

Employees

As of January 31, 2015, we employed approximately 51,000 associates, approximately 39,000 of whom were employed on a part-time basis. The number of part-time associates substantially increases during the Christmas selling season. Of our full-time associates, approximately 3,300 are engaged in various executive, operating, training, distribution and administrative functions in our support center, division offices and distribution centers and the remainder are engaged in store operations. None of our associates are subject to a collective bargaining agreement.

Competition

We are the largest arts and crafts specialty retailer in North America based on store count. The market we compete in is highly fragmented, including stores across the nation operated primarily by small, independent retailers along with a few regional and national chains. We believe customers choose where to shop based upon store location, breadth of selection, price, quality of merchandise, availability of product and customer service. We compete with many different types of retailers and classify our competition within the following categories:

•

Mass merchandisers. This category includes companies such as Wal-Mart Stores, Inc., Target Corporation and other mass merchandisers. These retailers typically dedicate only a small portion of their selling space to a limited selection of home décor, arts and crafts supplies and seasonal merchandise, but they do seek to capitalize on the latest trends by stocking products that are complementary to those trends and their current merchandise offerings. These mass merchandisers generally have limited customer service staffs with minimal experience in crafting projects.

•

Multi-store chains. This category consists of several multi-store chains, each operating more than 100 stores, including: Hobby Lobby Stores, Inc., which operates approximately 640 stores in 47 states; Jo-Ann Stores, Inc., which operates approximately 850 stores in 49 states; and A.C. Moore Arts & Crafts, Inc., which operates approximately 140 stores primarily in the Eastern United States. We believe all of these chains are significantly smaller than Michaels with respect to net sales.

•

Small, local specialty retailers. This category includes local independent arts and crafts retailers and custom framing shops. Typically, these are single-store operations managed by the owner. These stores generally have limited resources for advertising, purchasing and distribution. Many of these stores have established a loyal customer base within a given community and compete based on relationships and customer service.

•

Internet.  This category includes all internet-based retailers that sell arts and crafts merchandise, completed projects and online custom framing. Our internet competition is inclusive of those companies discussed in the categories above, as well as others that may only sell products online. These retailers provide consumers with the ability to search and compare products and prices without having to visit a physical store. These sellers generally offer a wide variety of products but do not offer product expertise or project advice.

Foreign Sales

All of our international business is in Canada, which accounted for approximately 10% of total sales in fiscal 2014, fiscal 2013 and fiscal 2012. During the last three years, less than 8% of our assets have been located outside of the U.S. See Note 10 to the consolidated financial statements for net sales and total assets by country.

Trademarks and Service Marks

We own or have rights to trademarks, service marks or trade names we use in connection with the operation of our business, including “Aaron Brothers”, “Artistree”, “Michaels”, “Michaels the Arts and Crafts Store”, “Recollections”, “Where Creativity Happens”, and the stylized Michaels logo. We have registered our primary private brands including Artist’s Loft, ArtMinds, Celebrate It, Creatology, Craft Smart, imagin8, Recollections, Loops & Threads, Studio Décor, Bead Landing, Make Market and Ashland and various sub-brands associated with these primary marks. Solely for convenience, some of the trademarks, service marks and trade names referred to in this Annual Report on Form 10-K are listed without the copyright, trademark, and registered trademark symbols, but we will assert, to the fullest extent under applicable law, our rights to our copyrights, trademarks, service marks, trade names and domain names.

Available Information

We provide links to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, and other documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on our Internet website, free of charge, at www.michaels.com under the heading “Investor Relations”. These reports are available as soon as reasonably practicable after we electronically file them with the Securities and Exchange Commission (“SEC”). The reports may also be accessed at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. These filings are also available through the SEC’s EDGAR system at www.sec.gov.

We use our website (www.michaels.com) as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation Fair Disclosure promulgated by the SEC. These disclosures are included on our website (www.michaels.com) in the “Investor Relations” section. Accordingly, investors should monitor this portion of our website (www.michaels.com), in addition to following our press releases, SEC filings and public conference calls and webcasts.

We webcast our earnings calls and certain events we participate in or host with members of the investment community on the investor relations section of our website. Additionally, we provide notifications of news or announcements regarding press and earnings releases as part of the investor relations section of our website. The contents of our website are not part of this Annual Report on Form 10-K, or any other report we file with, or furnish to, the SEC.

ITEM 1A.  RISK FACTORS.

Our financial performance is subject to various risks and uncertainties. The risks described below are those we believe are the material risks we face. Any of the risk factors described below could significantly and adversely affect our business, prospects, sales, revenues, gross profit, cash flows, financial condition and results of operations.

We face risks related to the effect of economic uncertainty.

In the event of a prolonged economic downturn or slow recovery, our growth, prospects, results of operations, cash flows and financial condition could be adversely impacted. Our stores offer arts and crafts supplies and products for the crafter, and custom framing for the do-it-yourself home decorator, which some customers may perceive as discretionary. Pressure on discretionary income brought on by economic downturns and slow recoveries, including housing market declines, rising energy prices and weak labor markets, may cause consumers to reduce the amount they spend on discretionary items. For example, as a result of the recession during fiscal 2007 and fiscal 2008, despite adding a number of new stores, our total net sales decreased from $3,862 million to $3,817 million. The inherent uncertainty related to predicting economic conditions make it difficult for us to accurately forecast future demand trends, which could cause us to purchase excess inventories, resulting in increases in our inventory carrying cost, or limit our ability to satisfy customer demand and potentially lose market share.

We face risks related to our substantial indebtedness.

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk associated with our variable rate debt and prevent us from meeting our obligations under our notes and credit facilities. As of January 31, 2015, we had total outstanding debt of $3,149 million, of which approximately $2,453 million was subject to variable interest rates and $696 million was subject to fixed interest rates.  As of January 31, 2015, we had approximately $588 million of additional borrowing capacity (after giving effect to $62 million of letters of credit then outstanding) under our Restated Revolving Credit Facility. Our substantial indebtedness could have important consequences to us, including:

•

making it more difficult for us to satisfy our obligations with respect to our debt, and any failure to comply with the obligations under our debt instruments, including restrictive covenants, could result in an event of default under the agreements governing our indebtedness;

•	increasing our vulnerability to general economic and industry conditions;

•

requiring a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on our debt, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures, selling and marketing efforts, product development, future business opportunities and other purposes;

•

exposing us to the risk of increased interest rates as certain of our borrowings, including under our Senior Secured Credit Facilities, which consist of the Restated Revolving Credit Facility and the Restated Term Loan Credit Facility (each, as defined below), are at variable rates;

•	restricting us from making strategic acquisitions or causing us to make non‑strategic divestitures;

•

limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions, and general corporate or other purposes; and

•	limiting our ability to plan for, or adjust to, changing market conditions and placing us at a competitive disadvantage compared to our competitors who may be less highly leveraged.

The occurrence of any one of these events could have an adverse effect on our business, financial condition, results of operations, and ability to satisfy our obligations under our indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject, in the case of MSI, Holdings, and FinCo Holdings and their subsidiaries, to the restrictions contained in our Senior Secured Credit Facilities and the indentures governing our notes. In addition, our Senior Secured Credit Facilities and indentures governing our notes do not restrict our owners from creating new holding companies that may be able to incur indebtedness without regard to the restrictions set forth in our Senior Secured Credit Facilities and indentures governing our notes. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

Our Senior Secured Credit Facilities and the indentures governing our notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit the ability of the relevant borrowers, issuers, guarantors and their restricted subsidiaries to, among other things:

•	incur or guarantee additional debt;

•	pay dividends or distributions on their capital stock or redeem, repurchase or retire their capital stock or indebtedness;

•	issue stock of subsidiaries;

•	make certain investments, loans, advances and acquisitions;

•	create liens on our assets to secure debt;

•	enter into transactions with affiliates;

•	merge or consolidate with another company; and

•	sell or otherwise transfer assets.

In addition, under the Restated Term Loan Credit Facility, MSI is required to meet specified financial ratios in order to undertake certain actions, and under our Restated Revolving Credit Facility, MSI is required to meet specified financial ratios in order to undertake certain actions, and under certain circumstances, MSI may be required to maintain a specified fixed charge coverage ratio. Our ability to meet those tests can be affected by events beyond our control, and we cannot assure you we will meet them. A breach of any of these covenants could result in a default under our Senior Secured Credit Facilities, which could also lead to an event of default under our notes if any of the Senior Secured Credit Facilities were accelerated. Upon the occurrence of an event of default under our Senior Secured Credit Facilities, the lenders could elect to declare all amounts outstanding under our Senior Secured Credit Facilities to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under our Senior Secured Credit Facilities could proceed against the collateral granted to them to secure such indebtedness. Holdings, MSI and certain of MSI’s subsidiaries have pledged substantially all of their assets, including the capital stock of MSI and certain of its subsidiaries, as collateral under our Senior Secured Credit Facilities. If the indebtedness under our Senior

Secured Credit Facilities or our notes were to be accelerated, our assets may not be sufficient to repay such indebtedness in full.

Changes in customer demands could materially adversely affect our sales, results of operations and cash flow.

Our success depends on our ability to anticipate and respond in a timely manner to changing customer demands and preferences for products and supplies used in creative activities. If we misjudge the market, we may significantly overstock unpopular products and be forced to take significant inventory markdowns, or experience shortages of key items, either of which could have a material adverse impact on our operating results and cash flow. In addition, adverse weather conditions, economic instability and consumer confidence volatility could have material adverse impacts on our sales and operating results.

We have recently experienced a data breach and such data breach and any future failure to adequately maintain security and prevent unauthorized access to electronic and other confidential information could result in an additional data breach which could materially adversely affect our reputation, financial condition and operating results.

The protection of our customer, associate and Company data is critically important to us. Our customers and associates have a high expectation that we will adequately safeguard and protect their sensitive personal information. We have become increasingly centralized and dependent upon automated information technology processes. In addition, a portion of our business operations is conducted electronically, increasing the risk of attack or interception that could cause loss or misuse of data, system failures or disruption of operations. This risk has increased with the recent launch of our e‑commerce platform in fiscal 2014. Improper activities by third parties, exploitation of encryption technology, new data‑hacking tools and discoveries and other events or developments may result in a future compromise or breach of our networks, payment card terminals or other payment systems. In particular, the techniques used by criminals to obtain unauthorized access to sensitive data change frequently and often are not recognized until launched against a target; accordingly, we may be unable to anticipate these techniques or implement adequate preventative measures. Any failure to maintain the security of our customers’ sensitive information, or data belonging to ourselves or our suppliers, could put us at a competitive disadvantage, result in deterioration of our customers’ confidence in us, and subject us to potential litigation, liability, fines and penalties, resulting in a possible material adverse impact on our financial condition and results of operations. While we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses and would not remedy damage to our reputation.

In January 2014, we learned of possible fraudulent activity on some U.S. payment cards that had been used at Michaels, suggesting we may have experienced a data security attack. The Company retained two independent, expert security firms to conduct an extensive investigation. The Company also worked closely with law enforcement authorities, banks, credit card issuers and payment processors to determine the facts.

After extensive analysis, we discovered evidence confirming that systems of Michaels stores in the United States and its subsidiary, Aaron Brothers, were attacked by criminals using highly sophisticated malware that had not been encountered previously by either of the security firms (the “Data Breach”).

The Company believes the malware no longer presents a threat while shopping at Michaels or Aaron Brothers. During the course of the investigation, we determined the following:

•

The affected systems contained certain payment card information, such as payment card number and expiration date, about both Michaels and Aaron Brothers customers. We found no evidence that other customer personal information, such as name, address or PIN, was at risk in connection with this issue.

•

Regarding Michaels stores, the attack potentially targeted a limited portion of the point‑of‑sale systems at a varying number of stores between May 8, 2013 and January 27, 2014. Only a small percentage of payment cards used in the affected stores during the times of exposure were impacted by this issue. The analysis conducted by the security firms and the Company showed that approximately 2.6 million cards may have been impacted, which represented about 7% of payment cards used at Michaels stores in the U.S. during the relevant time period.

•

Regarding Aaron Brothers, we have confirmed that between June 26, 2013 and February 27, 2014, 54 Aaron Brothers stores were affected by this malware. We estimate that approximately 400,000 cards were potentially impacted during this period.

•	We have received a limited number of reports from the payment card brands and banks of fraudulent use of payment cards potentially connected to Michaels or Aaron Brothers.

In addition, the Data Breach has given rise to putative class action litigation on behalf of customers and regulatory investigations, as further described in Note 11 to our consolidated financial statements.

There can be no assurance that we will not suffer a similar criminal attack in the future, that unauthorized parties will not gain access to personal information, or that any such incident will be discovered in a timely manner.

Competition, including Internet-based competition, could negatively impact our business.

The retail arts and crafts industry, including custom framing, is competitive, which could result in the pressure to reduce prices and losses in our market share. We must remain competitive in the areas of quality, price, breadth of selection, customer service, and convenience. We compete with mass merchants (e.g., Wal‑Mart Stores, Inc. and Target Corporation), which dedicate a portion of their selling space to a limited selection of craft supplies and seasonal and holiday merchandise, along with national and regional chains and local merchants. We also compete with specialty retailers, which include Hobby Lobby Stores, Inc., A.C. Moore Arts & Crafts, Inc. and Jo‑Ann Stores, Inc. Some of our competitors, particularly the mass merchants, are larger and have greater financial resources than we do. We also face competition from Internet‑based retailers, such as Amazon.com, Inc., in addition to traditional store‑based retailers, who may be larger, more experienced and able to offer products we cannot. This could result in increased price competition since our customers could more readily search and compare non‑private brand products. Furthermore, we ultimately compete with alternative sources of entertainment and leisure for our customers.

Our reliance on foreign suppliers increases our risk of obtaining adequate, timely and cost-effective product supplies.

We rely to a significant extent on foreign manufacturers for our merchandise, particularly manufacturers located in China. In addition, many of our domestic suppliers purchase a portion of their products from foreign sources. This reliance increases the risk that we will not have adequate and timely supplies of various products due to local political, economic, social, or environmental conditions (including acts of terrorism, the outbreak of war or the occurrence of a natural disaster), transportation delays (including dock strikes and other work stoppages), restrictive actions by foreign governments, or changes in U.S. laws and regulations affecting imports or domestic distribution. Reliance on foreign manufacturers also increases our exposure to trade infringement claims and reduces our ability to return product for various reasons.

We are at a risk for higher costs associated with goods manufactured in China. Significant increases in wages or wage taxes paid by contract facilities may increase the cost of goods manufactured, which could have a material adverse effect on our profit margins and profitability.

All of our products manufactured overseas and imported into the United States are subject to duties collected by the U.S. Customs Service. We may be subjected to additional duties, significant monetary penalties, the seizure and forfeiture of the products we are attempting to import, or the loss of import privileges if we or our suppliers are found to be in violation of U.S. laws and regulations applicable to the importation of our products.

Our success will depend on how well we manage our business.

Even if we are able to continue our strategy of expanding our store base, or additionally, to expand our business through acquisitions or vertical integration opportunities, we may experience problems which may adversely impact profitability or cash flow. For example:

•	the costs of opening and operating new stores may offset the increased sales generated by the additional stores;

•	the closure of unsuccessful stores may result in the retention of liability for expensive leases;

•	a significant portion of our management’s time and energy may be consumed with issues unrelated to advancing our core business strategies;

•	our e‑commerce platform may be unprofitable, cannibalize sales from our existing stores, or be uncompetitive against other internet‑based retailers who sell similar merchandise;

•

the implementation of future operational efficiency initiatives, which may include the consolidation of certain operations and/or the possible co‑sourcing of additional selected functions, may not produce the desired reduction in costs and may result in disruptions arising from such actions;

•	failure to maintain stable relations with our labor force may impact our store operations and sales;

•	our suppliers may be unable to meet the increased demand of additional stores in a timely manner; and

•	we may be unable to expand our existing distribution centers or use third‑party distribution centers on a cost‑effective basis to provide merchandise to our new stores.

Our growth depends on our ability to open new stores and increase comparable store sales.

One of our key business strategies is to expand our base of retail stores. If we are unable to continue this strategy, our ability to increase our sales, profitability and cash flow could be impaired. To the extent we are unable to open new stores as we anticipate, our sales growth would come only from increases in comparable store sales. Growth in profitability in that case would depend significantly on our ability to improve gross margin. We may be unable to continue our store growth strategy if we cannot identify suitable sites for additional stores, negotiate acceptable leases, access sufficient capital to support store growth, or hire and train a sufficient number of qualified associates.

Damage to the reputation of the Michaels brand or our private and exclusive brands could adversely affect our sales.

We believe the Michaels brand name and many of our private and exclusive brand names are powerful sales and marketing tools and we devote significant resources to promoting and protecting them. To be successful in the future, we must continue to preserve, grow and utilize the value of Michaels’ reputation. Reputational value is based in large part on perceptions of subjective qualities, and even isolated incidents may erode trust and confidence. In addition, we develop and promote private and exclusive brands, which we believe have generated national recognition. Our private brands amounted to approximately 48% of net sales in fiscal 2013 and approximately 51% of net sales in fiscal 2014. Damage to the reputations (whether or not justified) of our brand names could arise from product failures, data privacy or security incidents, litigation or various forms of adverse publicity (including adverse publicity generated as a result of a vendor’s or a supplier’s failure to comply with general social accountability practices), especially in social media outlets, and may generate negative customer sentiment, potentially resulting in a reduction in our sales and earnings.

A weak fourth quarter could materially adversely affect our result of operations.

Our business is highly seasonal. Our inventories and short-term borrowings may grow in the third fiscal quarter as we prepare for our peak selling season in the third and fourth fiscal quarters. Our most important quarter in terms of sales, profitability and cash flow historically has been the fourth fiscal quarter. If for any reason our fourth fiscal quarter results were substantially below expectations, our operating results for the full year would be materially adversely affected, and we could have substantial excess inventory, especially in seasonal merchandise that is difficult to liquidate.

Suppliers from whom our products are sourced may fail us and transitioning to other qualified vendors could materially adversely affect our revenue and gross profit.

The products we sell are sourced from a wide variety of domestic and international vendors. Global sourcing has become an increasingly important part of our business, as we have undertaken efforts to increase the amount of product we source directly from overseas manufacturers. Our ability to find qualified vendors who meet our standards and supply products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced from outside the United States. Any issues related to transitioning vendors could adversely affect our revenue and gross profit.

Many of our suppliers are small firms that produce a limited number of items. Given their limited resources, these firms are susceptible to cash flow issues, access to capital, production difficulties, quality control issues and problems in delivering agreed‑upon quantities on schedule. We may not be able, if necessary, to return products to these suppliers and obtain refunds of our purchase price or obtain reimbursement or indemnification from them if their products prove defective. These suppliers may also be unable to withstand a downturn in economic conditions. Significant failures on the part of our key suppliers could have a material adverse effect on our results of operations.

In addition, many of these suppliers require extensive advance notice of our requirements in order to supply products in the quantities we desire. This long lead time may limit our ability to respond timely to shifts in demand.

Unexpected or unfavorable consumer responses to our promotional or merchandising programs could materially adversely affect our sales, results of operations, cash flow and financial condition.

Brand recognition, quality and price have a significant influence on consumers’ choices among competing products and brands. Advertising, promotion, merchandising and the cadence of new product introductions also have a significant impact on consumers’ buying decisions. If we misjudge consumer responses to our existing or future promotional activities, this could have a material adverse impact on our sales, results of operations, cash flow and financial condition.

We believe improvements in our merchandise offering help drive sales at our stores. We could be materially adversely affected by poor execution of changes to our merchandise offering or by unexpected consumer responses to changes in our merchandise offering.

Our marketing programs, e-commerce initiatives and use of consumer information are governed by an evolving set of laws and enforcement trends and unfavorable changes in those laws or trends, or our failure to comply with existing or future laws, could substantially harm our business and results of operations.

We collect, maintain and use data provided to us through our online activities and other customer interactions in our business. Our current and future marketing programs depend on our ability to collect, maintain and use this information, and our ability to do so is subject to certain contractual restrictions in third‑party contracts as well as evolving international, federal and state laws and enforcement trends. We strive to comply with all applicable laws and other legal obligations relating to privacy, data protection and consumer protection, including those relating to the use of data for marketing purposes. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another, may conflict with other rules or may conflict with our practices. If so, we may suffer damage to our reputation and be subject to proceedings or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts to defend our practices, distract our management, increase our costs of doing business and result in monetary liability.

In addition, as data privacy and marketing laws change, we may incur additional costs to ensure we remain in compliance. If applicable data privacy and marketing laws become more restrictive at the federal or state level, our compliance costs may increase, our ability to effectively engage customers via personalized marketing may decrease, our investment in our e‑commerce platform may not be fully realized, our opportunities for growth may be curtailed by our compliance capabilities or reputational harm and our potential liability for security breaches may increase.

Product recalls and/or product liability, as well as changes in product safety and other consumer protection laws, may adversely impact our operations, merchandise offerings, reputation, results of operations, cash flow and financial condition.

We are subject to regulations by a variety of federal, state and international regulatory authorities, including the Consumer Product Safety Commission. In fiscal 2014, we purchased merchandise from approximately 630 vendors. Since a majority of our merchandise is manufactured in foreign countries, one or more of our vendors might not adhere to product safety requirements or our quality control standards, and we might not identify the deficiency before merchandise ships to our stores. Any issues of product safety, including but not limited to those manufactured in foreign countries, could cause us to recall some of those products. If our vendors fail to manufacture or import merchandise that adheres to our quality control standards, our reputation and brands could be damaged, potentially leading to increases in customer litigation against us. Furthermore, to the extent we are unable to replace any recalled products, we may have to reduce our merchandise offerings, resulting in a decrease in sales, especially if a recall occurs near or during a seasonal period. If our vendors are unable or unwilling to recall products failing to meet our quality standards, we may be required to recall those products at a substantial cost to us. Moreover, changes in product safety or other consumer protection laws could lead to increased costs to us for certain merchandise, or additional labor costs associated with readying merchandise for sale. Long lead times on merchandise ordering cycles increase the difficulty for us to plan and prepare for potential changes to applicable laws. The Consumer Product Safety Improvement Act of 2008 imposes significant requirements on manufacturing, importing, testing and labeling requirements for our products. In the event that we are unable to timely comply with regulatory changes or regulators do not believe we are complying with current regulations applicable to us, significant fines or penalties could result, and could adversely affect our reputation, results of operations, cash flow and financial condition.

Changes in regulations or enforcement, or our failure to comply with existing or future regulations, may adversely impact our business.

We are subject to federal, state and local regulations with respect to our operations in the U.S. We are further subject to federal, provincial and local regulations in Canada, which are increasingly distinct from those in the U.S., and may be subject to greater international regulation as our business expands. There are a number of legislative and regulatory initiatives that could adversely impact our business if they are enacted or enforced. Those initiatives include wage or workforce issues (such as minimum‑wage requirements, overtime and other working conditions and citizenship requirements), collective bargaining matters, environmental regulation, price and promotion regulation, trade regulations and others.

The Patient Protection and Affordable Care Act, which was signed into law on March 23, 2010, may increase our annual associate health care costs. Proposed changes in tax regulations may also change our effective tax rate as our business is subject to a combination of applicable tax rates in the various countries, states and other jurisdictions in which we operate. New accounting pronouncements and interpretations of existing accounting rules and practices have occurred and may occur in the future. A change in accounting standards or practices can have a significant effect on our reported results of operations. Failure to comply with legal requirements could result in, among other things, increased litigation risk that could affect us adversely by subjecting us to significant monetary damages and other remedies or by increasing our litigation expenses, administrative enforcement actions, fines and civil and criminal liability. For example, in fiscal 2012, we settled a pricing and promotion investigation by the New York State Attorney General’s office through the payment of a fine and other consideration pursuant to an Assurance of Discontinuance, and could be subject to similar investigations, as well as lawsuits, in the future. We are currently subject to various class action lawsuits alleging violations of wage and workforce laws and similar matters (see “Business—Legal Proceedings”). If such issues become more expensive to address, or if new issues arise, they could increase our expenses, generate negative publicity, or otherwise adversely affect us.

Significant increases in inflation or commodity prices such as petroleum, natural gas, electricity, steel, wood and paper may adversely affect our costs, including cost of merchandise.

Significant future increases in commodity prices or inflation could adversely affect our costs, including cost of merchandise and distribution costs. Furthermore, the transportation industry may experience a shortage or reduction of capacity, which could be exacerbated by higher fuel prices. Our results of operations may be adversely affected if we are unable to secure, or are able to secure only at significantly higher costs, adequate transportation resources to fulfill our receipt of goods or delivery schedules to the stores.

We may be subject to information technology system failures or network disruptions, or our information systems may prove inadequate, resulting in damage to our reputation, business operations and financial condition.

We depend on our management information systems for many aspects of our business, including our perpetual inventory, automated replenishment, and weighted-average cost stock ledger systems which are necessary to properly forecast, manage, analyze and record our inventory. The Company may be subject to information technology system failures and network disruptions. These may be caused by natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, denial‑of‑service attacks, computer viruses, physical or electronic break‑ins, or similar events or disruptions. System redundancy may be ineffective or inadequate, and the Company’s disaster recovery planning may not be sufficient for all eventualities. Such failures or disruptions could prevent access to the Company’s online services and preclude store transactions. System failures and disruptions could also impede the manufacturing and shipping of products, transactions processing and financial reporting. Additionally, we may be materially adversely affected if we are unable to improve, upgrade, maintain, and expand our systems.

Improvements to our supply chain may not be fully successful.

An important part of our efforts to achieve efficiencies, cost reductions, and sales and cash flow growth is the identification and implementation of improvements to our supply chain, including merchandise ordering, transportation, and receipt processing. We continue to implement enhancements to our distribution systems and processes, which are designed to improve efficiency throughout the supply chain and at our stores. Significant changes to our supply chain could have a material adverse impact on our results of operations.

Changes in newspaper subscription rates may result in reduced exposure to our circular advertisements.

A substantial portion of our promotional activities utilize circular advertisements in local newspapers. A continued decline in consumer subscriptions of these newspapers could reduce the frequency with which consumers receive our circular advertisements, thereby negatively affecting sales, results of operations and cash flow.

Disruptions in the capital markets could increase our costs of doing business.

Any disruption in the capital markets could make it difficult for us to raise additional capital when needed, or to eventually refinance our existing indebtedness on acceptable terms or at all. Similarly, if our suppliers face challenges in obtaining credit when needed, or otherwise face difficult business conditions, they may become unable to offer us the merchandise we use in our business thereby causing reductions in our revenues, or they may demand more favorable payment terms, all of which could adversely affect our results of operations, cash flows and financial condition.

Our real estate leases generally obligate us for long periods, which subject us to various financial risks.

We lease virtually all of our store, distribution center, and administrative locations, generally for long terms. While we have the right to terminate some of our leases under specified conditions by making specified payments, we may not be able to terminate a particular lease if or when we would like to do so. If we decide to close stores, we are generally required to continue paying rent and operating expenses for the balance of the lease term, or paying to exercise rights to terminate, and the performance of any of these obligations may be expensive. When we assign or sublease vacated locations, we may remain liable on the lease obligations if the assignee or sublessee does not perform. In addition, when leases for the stores in our ongoing operations expire, we may be unable to negotiate renewals, either on commercially acceptable terms, or at all, which could cause us to close stores. Accordingly, we are subject to the risks associated with leasing real estate, which can have a material adverse effect on our results.

We have co-sourced certain of our information technology, accounts payable, payroll, accounting and human resources functions and may co-source other administrative functions, which makes us more dependent upon third parties.

We place significant reliance on third‑party providers for the co‑sourcing of certain of our information technology (“IT”), accounts payable, payroll, accounting and human resources functions. This co‑sourcing initiative is a component of our ongoing strategy to increase efficiencies, increase our IT capabilities, monitor our costs and seek additional cost savings. These functions are generally performed in offshore locations, without Michaels oversight. As a result, we are relying on third parties to ensure that certain functional needs are sufficiently met. This reliance subjects us to risks arising from the loss of control over these processes, changes in pricing that may affect our operating results, and potentially, termination of provision of these services by our suppliers. If our service providers fail to perform, we may have difficulty arranging for an alternate supplier or rebuilding our own internal resources, and we could incur significant costs, all of which may have a significant adverse effect on our business. We may co‑source other administrative functions in the future, which would further increase our reliance on third parties. Further, the use of offshore service providers may expose us to risks related to local political, economic, social or environmental conditions (including acts of terrorism, the outbreak of war, or the occurrence of natural disaster), restrictive actions by foreign governments or changes in U.S. laws and regulations.

We are exposed to fluctuations in exchange rates between the U.S. and Canadian dollar, which is the functional currency of our Canadian subsidiary.

Our Canadian operating subsidiary purchases inventory in U.S. dollars, which is sold in Canadian dollars and exposes us to foreign exchange rate fluctuations. As well, our customers at border locations can be sensitive to cross‑border price differences. Substantial foreign currency fluctuations could adversely affect our business. In fiscal 2014, exchange rates had a negative impact on our consolidated operating results due to a 12% decrease in the Canadian exchange rate.

We are dependent upon the services of our senior management team.

We are dependent on the services, abilities and experience of our executive officers, including Carl S. Rubin, our Chief Executive Officer, and Charles M. Sonsteby, our Chief Administrative Officer and Chief Financial Officer. The permanent loss of the services of any of these senior executives and any change in the composition of our senior management team could have a negative impact on our ability to execute on our business and operating strategies.

Failure to attract and retain quality sales, distribution center and other associates in appropriate numbers as well as experienced buying and management personnel could adversely affect our performance.

Our performance depends on recruiting, developing, training and retaining quality sales, distribution center and other associates in large numbers as well as experienced buying and management personnel. Many of our store level associates are in entry level or part‑time positions with historically high rates of turnover. Our ability to meet our labor needs while controlling labor costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation, changing demographics, health and other insurance costs and governmental labor and employment requirements. In the event of increasing wage rates, if we fail to increase our wages competitively, the quality of our workforce could decline, causing our customer service to suffer, while increasing our wages could cause our earnings to decrease. The market for retail management is highly competitive and, similar to other retailers, we face challenges in securing sufficient management talent. If we do not continue to attract, train and retain quality associates and management personnel, our performance could be adversely affected.

Our results may be adversely affected by serious disruptions or catastrophic events, including geo-political events and weather.

Unforeseen public health issues, such as pandemics and epidemics, and geo‑political events, such as civil unrest in a country in which our suppliers are located or terrorist or military activities disrupting transportation, communication or utility systems, as well as natural disasters such as hurricanes, tornadoes, floods, earthquakes and other adverse weather and climate conditions, whether occurring in the United States or abroad, particularly during peak seasonal periods, could disrupt our operations or the operations of one or more of our vendors or could severely damage or destroy one or more of our stores or distribution facilities located in the affected areas. For example, day‑to‑day operations, particularly our ability to receive products from our vendors or transport products to our stores could be adversely affected, or we could be required to close stores or distribution centers in the affected areas or in areas served by the affected distribution center. These factors could also cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and global financial markets and economy. Such occurrences could significantly impact our operating results and financial performance. For example, during the fourth quarter of fiscal 2012, our net sales were adversely affected by Hurricane Sandy.

Our holding company structure makes us, and certain of our direct and indirect subsidiaries, dependent on the operations of our, and their, subsidiaries to meet our financial obligations.

We, and certain of our direct and indirect subsidiaries, have no significant assets other than our, and their, interest in our, and their, direct and indirect subsidiaries, including MSI. As a result, we, and certain of our direct and indirect subsidiaries, rely exclusively upon payments, dividends and distributions from our, and their, direct and indirect subsidiaries for our, and their, cash flows. Our ability to pay dividends, if any are declared, to our shareholders is dependent on the ability of our subsidiaries to generate sufficient net income and cash flows to pay upstream dividends and make loans or loan repayments.

We are controlled by the Sponsors, whose interest may conflict with yours and those of our Company.

We are currently controlled by the Sponsors, who own approximately 70% of our outstanding common stock. For as long as the Sponsors continue to beneficially own a majority of the outstanding shares of our common stock, they will be able to direct the election of all of the members of our Board of Directors (“Board”) and could exercise a controlling influence over our business and affairs, including any determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional common stock or other equity securities, the repurchase or redemption of common stock and the payment of dividends. Similarly, the Sponsors will have the power to determine matters submitted to a vote of our stockholders without the consent of our other stockholders, will have the power to prevent a change in our control and could take other actions that might be favorable to them. Even if their ownership falls below a majority, so long as the Sponsors continue to hold a significant portion of our outstanding common stock, the Sponsors may continue to be able to strongly influence or effectively control our decisions. Additionally, the Sponsors are in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. One or more of the Sponsors may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

We are a “controlled company” within the meaning of the rules of The NASDAQ Stock Market and, as a result, rely on exemptions from certain corporate governance requirements. You will not have the same protections as those afforded to stockholders of companies that are subject to such governance requirements.

We are a “controlled company” within the meaning of the corporate governance standards of The NASDAQ Stock Market. Under The NASDAQ Stock Market rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

•	the requirement that a majority of our Board consist of independent directors;
•	the requirement that we have a Nominating Committee that is composed entirely of independent directors with a written charter addressing the Committee’s purpose and responsibilities; and
•	the requirement that we have a Compensation Committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We will continue to utilize these exemptions. As a result, we do not have a majority of independent directors and our Compensation Committee does not consist entirely of independent directors. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of The NASDAQ Stock Market.

The Sponsors are not subject to any contractual obligation to retain their controlling interest.   There can be no assurance as to the period of time during which any of the Sponsors will in fact maintain its ownership of our common stock.

Our stock price could be extremely volatile and may decline and, as a result, you may not be able to resell your shares at or above the price you paid for them.

Since listing our common stock on The NASDAQ Global Select Market in June 2014 in connection with our IPO, the price of our common stock has ranged from a low of $14.51 on August 1, 2014 to a high of $28.73 on February 25, 2015. In addition, the stock market in general has been highly volatile. As a result, the market price of our common stock is likely to be similarly volatile, and investors in our common stock may experience a decrease, which could be substantial, in the value of their stock, including decreases unrelated to our operating performance or prospects, and could lose part or all of their investment. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including those described elsewhere in this filing and others such as:

•	variations in our operating performance and the performance of our competitors;
•	actual or anticipated fluctuations in our quarterly or annual operating results;
•	publication of research reports by securities analysts about us or our competitors or our industry;
•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
•	additions and departures of key personnel;
•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin‑offs, joint ventures, strategic investments or changes in business strategy;
•	the passage of legislation or other regulatory developments affecting us or our industry;
•	speculation in the press or investment community;
•	changes in accounting principles;
•	terrorist acts, acts of war or periods of widespread civil unrest;
•	natural disasters and other calamities; and
•	changes in general market and economic conditions.

In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.

Provisions in our charter documents and Delaware law may deter takeover efforts that may be beneficial to stockholder value.

In addition to the Sponsors’ beneficial ownership of a controlling percentage of our common stock, Delaware law and provisions in our certificate of incorporation and bylaws could make it harder for a third party to acquire us, even if doing so might be beneficial to our stockholders. These provisions include limitations on actions by our stockholders. In addition, our Board has the right to issue preferred stock without stockholder approval that could be used to dilute a potential hostile acquirer. Our certificate of incorporation imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock other than the Sponsors. As a result, you may lose your ability to sell your stock for a price in excess of the prevailing market price due to these protective measures and efforts by stockholders to change the direction or management of the Company may be unsuccessful.

Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our certificate of incorporation provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the DGCL or our certificate of incorporation or the bylaws or (iv) any action asserting a claim against us governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

Because our executive officers hold or may hold restricted shares or option awards that will vest upon a change of control, these officers may have interests in us that conflict with yours.

Our executive officers hold restricted shares and options to purchase shares that would automatically vest upon a change of control. As a result, these officers may view certain change of control transactions more favorably than an investor due to the vesting opportunities available to them and, as a result, may have an economic incentive to support a transaction that you may not believe to be favorable to stockholders.

Because we have no current plans to pay cash dividends on our common stock for the foreseeable future, you may not receive any return on investment unless you sell your common stock for a price greater than you paid.

We may retain future earnings, if any, for future operation, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our Board may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur, including our Senior Secured Credit Facilities. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than you paid.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

We lease substantially all of the sites for our Michaels and Aaron Brothers stores, with the majority of our stores having initial lease terms of approximately 10 years. The leases are generally renewable, with increases in lease rental rates. Lessors have made leasehold improvements to prepare our stores for opening under a majority of our existing leases. As of January 31, 2015, in connection with stores that we plan to open or relocate in future fiscal years, we had signed approximately 50 leases for Michaels stores. Management believes our facilities are suitable and adequate for our business as presently conducted.

As of January 31, 2015, we lease the following non-store facilities:

Square
Locations	Footage
Distribution centers:
Hazleton, Pennsylvania	692,000
Jacksonville, Florida	506,000
Lancaster, California	763,000
Centralia, Washington	718,000
New Lenox, Illinois	693,000
Haslet, Texas	433,000
City of Commerce, California (Aaron Brothers)	174,000
3,979,000
Artistree:
Coppell, Texas (regional processing and fulfillment operations center)	230,000
Kernersville, North Carolina (manufacturing plant and regional processing center)	156,000
City of Industry, California (regional processing center)	90,000
Mississauga, Ontario (regional processing center)	62,000
538,000
Office space:
Irving, Texas (corporate office support center)	296,000
Coppell, Texas (corporate support satellite office)	67,000
Mississauga, Ontario (Canadian regional office)	3,000
366,000
Coppell, Texas (new store staging warehouse)	82,000
4,965,000

The following table indicates the number of our retail stores located in each state or province as of January 31, 2015:

	Number of Stores
		Aaron
State/Province	Michaels	Brothers	Total
Alabama	12		12
Alaska	3		3
Alberta	18		18
Arizona	27	5	32
Arkansas	4		4
British Columbia	17		17
California	134	77	211
Colorado	22	3	25
Connecticut	17		17
Delaware	4		4
Florida	80		80
Georgia	34	1	35
Idaho	7	1	8
Illinois	38		38
Indiana	18		18
Iowa	8		8
Kansas	8		8
Kentucky	11		11
Louisiana	13		13
Maine	3		3
Manitoba	3		3
Maryland	24		24
Massachusetts	31		31
Michigan	35		35
Minnesota	23		23
Mississippi	7		7
Missouri	21		21
Montana	5		5
Nebraska	5		5
Nevada	10	4	14
New Brunswick	3		3
New Hampshire	9		9
New Jersey	30		30
New Mexico	3		3
New York	56		56
Newfoundland and Labrador	1		1
North Carolina	36		36
North Dakota	2		2
Nova Scotia	5		5
Ohio	31		31
Oklahoma	7		7
Ontario	53		53
Oregon	15	2	17
Pennsylvania	48		48
Prince Edward Island	1		1
Quebec	14		14
Rhode Island	4		4
Saskatchewan	3		3
South Carolina	13		13
South Dakota	2		2
Tennessee	15		15
Texas	79	19	98
Utah	13		13
Vermont	2		2
Virginia	35		35
Washington	23	8	31
West Virginia	5		5
Wisconsin	17		17
Wyoming	1		1
Total	1,168	120	1,288

ITEM 3.  LEGAL PROCEEDINGS.

Information regarding legal proceedings is incorporated by reference from Note 11 to the consolidated financial statements.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been listed on The NASDAQ Global Select Market under the symbol “MIK” since our IPO on June 27, 2014. Prior to that date, there was no public market for our common stock. As of January 31, 2015, there were 84 holders of record of our common stock. The following table sets forth the high and low sales price per share for the periods indicated of our common stock on The NASDAQ Global Select Market:

	High	Low
Second Quarter (1)	$17.28	$14.51
Third Quarter	$18.50	$14.64
Fourth Quarter	$27.23	$17.82

(1)	Represents the period from June 27, 2014 through August 2, 2014, the end of our second quarter.

Dividends

The Company does not anticipate paying any cash dividends in the near future. Instead, we anticipate that all of our earnings for the foreseeable future will be used to repay debt, for working capital, to support our operations and to finance the growth and development of our business. Any future determination to pay dividends will be at the discretion of our Board, subject to compliance with applicable law and any contractual provisions, including under agreements for indebtedness, that restrict or limit our ability to pay dividends, and will depend upon, among other factors, our results of operations, financial condition, earnings, capital requirements and other factors that our Board may deem relevant. For additional information concerning restrictions relating to agreements for indebtedness, see Note 5 to the consolidated financial statements.

In July 2013, FinCo Holdings and FinCo Inc. issued the PIK Notes. FinCo Holdings distributed the proceeds, net of expenses, to the Company. We used the proceeds to pay a cash dividend, distribution and other payments to our equity and equity award holders of approximately $781 million (excluding approximately $2 million currently held in escrow for the benefit of holders of restricted shares of the Company's common stock) and pay related fees and expenses.

Performance Graph

The following graph shows a comparison of cumulative total return to holders of The Michaels Companies, Inc.’s common shares against the cumulative total return of S&P 500 Index and S&P 500 Retail Index for the seven month period ended January 31, 2015. The comparison of the cumulative total returns for each investment assumes that $100 was invested in The Michaels Companies, Inc. common shares and the respective indices on June 27, 2014 through January 31, 2015 including reinvestment of any dividends. Historical share price performance should not be relied upon as an indication of future share price performance.

	6/27/2014	8/2/2014	11/1/2014	1/31/2015
The Michaels Companies, Inc.	$100.00	$90.24	$107.53	$151.76
S&P 500 Index	100.00	98.50	103.77	103.10
S&P 500 Retail Index	100.00	97.24	103.03	108.50

ITEM 6.  SELECTED FINANCIAL DATA.

The following financial information for the five most recent fiscal years has been derived from our consolidated financial statements. This information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere herein.

	Fiscal Year(1)
	2014	2013	2012	2011	2010
	(in millions, except earnings per share, other operating
	and store count data)
Results of Operations Data:
Net sales	$4,738	$4,570	$4,408	$4,210	$4,031
Operating income (2)	627	610	592	538	488
Interest expense	199	215	245	254	276
Losses on early extinguishments of debt and refinancing costs	74	14	33	18	53
Net income	217	243	200	157	103
Earnings per share:
Basic	$1.07	$1.39	$1.14	$0.90	$0.59
Diluted	$1.05	$1.36	$1.12	$0.89	$0.58
Weighted-average shares outstanding:
Basic	203	175	175	175	175
Diluted	207	179	178	177	176
Balance Sheet Data:
Cash and equivalents	$378	$239	$56	$371	$319
Merchandise inventories	958	901	862	845	826
Total current assets	1,462	1,276	1,044	1,339	1,271
Total assets	2,005	1,811	1,555	1,838	1,780
Total current liabilities	890	826	856	861	685
Current portion of long-term debt	25	16	150	127	1
Long-term debt	3,124	3,678	2,891	3,363	3,667
Total liabilities	4,116	4,593	3,859	4,339	4,434
Stockholders’ deficit	(2,111)	(2,782)	(2,304)	(2,501)	(2,654)
Cash Flow Data:
Cash flows provided by operating activities	$441	$449	$299	$409	$438
Cash flows used in investing activities	(138)	(112)	(124)	(109)	(83)
Cash flows used in financing activities	(164)	(154)	(490)	(248)	(253)
Other Operating Data:
Average net sales per selling square foot (3)	$220	$218	$215	$212	$205
Comparable store sales	1.7%	2.9%	1.5%	3.2%	2.5%
Comparable store sales, at constant currency	2.4%	3.4%	1.5%	3.0%	1.8%
Total selling square footage (in millions)	21.6	21.1	20.6	20.1	19.9
Stores Open at End of Year:
Michaels	1,168	1,136	1,099	1,064	1,045
Aaron Brothers	120	121	125	134	137
Total stores open at end of year	1,288	1,257	1,224	1,198	1,182

(1)	Fiscal 2012 consisted of 53 weeks while all other periods presented consisted of 52 weeks.
(2)	Fiscal 2014 operating income includes a $32 million charge associated with the IPO primarily related to a $30 million fee paid to certain related parties to terminate our management agreement.
(3)	The calculation of average net sales per selling square foot includes only Michaels comparable stores. Aaron Brothers, which is a smaller store model, is excluded from the calculation.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31. References to fiscal year mean the year in which that fiscal year began. References herein to “fiscal 2014” relate to the 52 weeks ended January 31, 2015, references to “fiscal 2013” relate to the 52 weeks ended February 1, 2014, and  references to “fiscal 2012” relate to the 53 weeks ended February 2, 2013.

In July 2013, we were incorporated in Delaware in connection with Michaels Stores, Inc.’s (“MSI”) reorganization into a holding company structure (the “Reorganization”).  The Company, Michaels FinCo Holdings, LLC (“FinCo Holdings”), Michaels FinCo, Inc. (“FinCo Inc.”), Michaels Funding, Inc. (“Holdings”) and Michaels Stores MergerCo, Inc. (“MergerCo”) were formed in connection with the Reorganization and MergerCo was merged with and into MSI with MSI being the surviving corporation. As a result of the Reorganization, FinCo Holdings is wholly owned by the Company, FinCo, Inc. and Holdings are wholly owned by FinCo Holdings, and  MSI is wholly owned by Holdings. MSI was incorporated in Delaware in 1983 and is headquartered in Irving, Texas.

Fiscal 2014 Overview

With $4.7 billion in net sales in fiscal 2014, we are the largest arts and crafts specialty retailer in North America (based on store count) providing materials, project ideas and education for creative activities, under the retail brands of Michaels and Aaron Brothers.  We also operate a market-leading vertically-integrated custom framing business.  At January 31, 2015, we operated 1,168 Michaels stores and 120 Aaron Brothers stores.

Financial highlights for fiscal 2014 include the following:

•	Net sales increased to $4,738 million, a 3.7% improvement over last year, primarily driven by comparable store sales growth and the opening of 31 additional stores (net of closures).

•	Comparable store sales increased 1.7%, or 2.4% at constant exchange rates.

•	Our Michaels retail stores’ private brand merchandise drove 51% of net sales in fiscal 2014 compared to 48% of net sales in fiscal 2013.

•

We reported operating income of $627 million, an increase of 2.8% from the prior year. Operating income included a $32 million charge primarily associated with the termination of the management services agreement in connection with the initial public offering (“IPO”). Excluding the $32 million charge, operating income would have increased $49 million, or 8.0% from prior year.

•

Adjusted EBITDA, a non-GAAP measure that is a required calculation in our debt agreements, improved by 2.5%, from $792 million in fiscal 2013 to $812 million in fiscal 2014 (see “Management Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures”).

•	We completed an IPO in which we issued and sold 27.8 million shares of common stock at a public offering price of $17.00 per share.

•	We reduced our outstanding indebtedness by $545 million during fiscal 2014.

In fiscal 2014, we made significant progress implementing our strategic initiatives, including:

•	enhancing our in-store shopping experience by adding Wi-Fi technology and price checkers to all of our Michaels stores;

•	providing new handheld technology for our associates making it easier to monitor stock levels and planogram integrity;

•	introduction of our exclusive Isaac Mizrahi and Lions Pride yarn products;

•	creation of our exclusive “Raw Bar” product assortment of unfinished products including chalk, cork and galvanized metal merchandise that allow our customers to personalize their creation;

•	expansion of our direct mail and email marketing efforts to provide customers with more product and project ideas tailored to their interest;

•	improved utilization of our event-based marketing with promotional and educational content to not only excite our customers but also instruct them; and

•	enhancement of our website, including a new home page and click-to-shop from our online advertisement.

Fiscal 2015 Outlook

In fiscal 2015, we intend to continue to lead industry growth and innovation through strategic initiatives such as:

•	making our stores more inviting to a broader set of customers, including those new to do-it-yourself projects and more experienced crafters;

•	enhancing our in-store shopping experience by creating a more visually appealing environment and making it easier for our customers to shop;

•	strengthening our connections with customers and reaching new customers through an expanded marketing program, including print, digital, direct mail, broadcast and community events;

•	broadening our merchandising and sourcing capabilities to better identify and source new trends, merchandise and categories that enhance our portfolio of exclusive brands and products; and

•	expanding our omni-channel offering of merchandise, promotional and marketing events.

Comparable Store Sales

Comparable store sales represents the change in net sales for stores open the same number of months in the indicated and comparable period of the previous year, including stores that were relocated or expanded during either period, as well as e-commerce sales. A store is deemed to become comparable in its 14th month of operation in order to eliminate grand opening sales distortions. A store temporarily closed more than two weeks is not considered comparable during the month it is closed. If a store is closed longer than two weeks but less than two months, it becomes comparable in the month in which it reopens, subject to a mid-month convention. A store closed longer than two months becomes comparable in its 14th month of operation after its reopening.

Results of Operations

The following table sets forth the percentage relationship to net sales of line items of our consolidated statements of comprehensive income. This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes.

	Fiscal Year
	2014	2013	2012
Net sales	100.0%	100.0%	100.0%
Cost of sales and occupancy expense	59.9	60.1	60.0
Gross profit	40.1	39.9	40.0
Selling, general, and administrative	25.7	25.6	25.7
Share-based compensation	0.3	0.5	0.3
Related party expenses	0.7	0.3	0.3
Store pre-opening costs	0.1	0.1	0.1
Impairment of intangible assets	—	—	0.2
Operating income	13.2	13.3	13.4
Interest expense	4.2	4.7	5.6
Losses on early extinguishments of debt and refinancing costs	1.6	0.3	0.7
Other expense and (income), net	0.1	—	—
Income before income taxes	7.4	8.3	7.1
Provision for income taxes	2.8	3.0	2.6
Net income	4.6%	5.3%	4.5%

Fiscal 2014 Compared to Fiscal 2013

Net Sales. Net sales increased $168 million in fiscal 2014, or 3.7%, compared to fiscal 2013.  The increase in net sales was due to a $90 million increase primarily related to 31 additional stores opened (net of closures) since February 1, 2014 and a $78 million increase in comparable store sales. Comparable store sales increased 1.7%, or 2.4% at constant exchange rates, due primarily to an increase in our average ticket.

Gross Profit. Gross profit was 40.1% of net sales in fiscal 2014 compared to 39.9% in fiscal 2013.  The 20 basis point improvement is primarily related to a 90 basis point increase due to lower distribution related costs, favorable shrink experience and leverage associated with occupancy costs as a result of higher sales.  The increase in gross profit was partially offset by a 70 basis point increase in merchandise costs and costs related to e-commerce initiatives.

Selling, General, and Administrative. Selling, general and administrative (“SG&A”) was 25.7% of net sales in fiscal 2014 compared to 25.6% in fiscal 2013.  SG&A increased $50 million to $1,220 million in fiscal 2014 due primarily to $12 million of costs associated with operating 31 additional stores (net of closures), a $24 million increase in performance-based compensation and other payroll-related costs, a $4 million increase in marketing costs and a $4 million increase in credit card fees.

Share-based Compensation. Share-based compensation expenses decreased $9 million to $14 million in fiscal 2014 compared to the prior year.  The decrease was due primarily to option awards which became fully vested during fiscal 2014.

Related Party Expenses. Related party expenses increased $21 million to $35 million in fiscal 2014 compared to the prior year due to a $30 million fee paid to terminate the management services agreement in connection with our IPO completed in July 2014.

Interest Expense. Interest expense decreased $16 million to $199 million in fiscal 2014 compared to the prior year. The decrease is primarily attributable to the debt refinancings in the second quarter of fiscal 2014 and the fourth quarter of fiscal 2013.  In addition, in December 2014 we redeemed $180 million of the PIK Notes.  The decrease was partially offset by a full year of interest expense on the PIK Notes that were issued in July 2013.

Losses on Early Extinguishments of Debt and Refinancing Costs. During fiscal 2014, we recorded a loss on the early extinguishment of debt of $74 million related to the redemption of our 2018 Senior Notes and the partial redemption of our PIK Notes, consisting of $58 million of redemption premiums and $21 million to write-off related debt issuance costs.  The loss was partially offset by a $5 million write-off of the unamortized premium on the 2018 Senior Notes. During fiscal 2013, we recorded a $7 million loss related to the partial redemption of our then outstanding 2016 Senior Subordinated Notes.  The $7 million loss was comprised of a $5 million redemption premium and $2 million to write-off related debt issuance costs.  In addition, we recorded refinancing costs of $7 million in fiscal 2013 related to the subsequent refinancing of our remaining outstanding 2016 Senior Subordinated Notes.

Provision for Income Taxes. The effective tax rate for fiscal 2014 was 38.2% compared to 35.9% in the prior year.  The effective tax rate in fiscal 2014 is higher than prior year primarily due to a change in tax status of our Canadian subsidiary, which resulted in the write-off of certain deferred tax assets.  In addition, the prior year tax rate includes higher state tax credits due to a change in state tax law.

Fiscal 2013 Compared to Fiscal 2012

Net Sales. Net sales increased $162 million in fiscal 2013, or 3.7%, compared to fiscal 2012. The increase in net sales was due to a $102 million increase primarily related to 33 additional stores opened (net of closures) since February 1, 2013 and a $126 million increase in comparable store sales, partially offset by $66 million related to the 53rd week of fiscal 2012. Comparable store sales increased 2.9%, or 3.4% at constant exchange rates, due primarily to an increase in our average ticket partially offset by a decrease in customer transactions.

Gross Profit. Gross profit was 39.9% of net sales in fiscal 2013 compared to 40.0% in fiscal 2012. The 10 basis point decrease is due to a 20 basis point increase in occupancy costs due to higher remodel and maintenance costs, partially offset by a 10 basis point decrease primarily due to improved operational efficiencies at our vertically integrated framing operations.

Selling, General, and Administrative. SG&A was 25.6% of net sales in fiscal 2013 compared to 25.7% in fiscal 2012. SG&A increased $38 million due primarily to $17 million of costs associated with operating 33 additional stores (net of closures) in fiscal 2013, $26 million related to higher payroll-related costs and $8 million due to professional fees associated with strategic initiatives.  The increase was partially offset by approximately $23 million from additional payroll-related costs associated with the 53rd week in fiscal 2012.

Share-based Compensation.  Share-based compensation expenses increased to $23 million in fiscal 2013 from $15 million in fiscal 2012 due to new option grants and changes in estimates for expected forfeitures.

Related Party Expenses. Related party expenses were $14 million in fiscal 2013 and $13 million in fiscal 2012, consisting of management fees and associated expenses paid to our Sponsors and Highfields.

Impairment of Intangible Assets. Impairment of intangible assets in fiscal 2012 was related to an impairment charge of $7 million for long-lived assets and $1 million for goodwill associated with our online scrapbooking business.

Interest Expense. Interest expense decreased from $245 million in fiscal 2012 to $215 million in fiscal 2013, due to a reduction in the average interest rate.

Losses on Early Extinguishments of Debt and Refinancing Costs. During fiscal 2013, we recorded a $7 million loss related to the redemption of $137 million of our then outstanding 2016 Senior Subordinated Notes.  The $7 million loss was comprised of a $5 million redemption premium and $2 million to write-off related debt issuance costs.  In addition, we recorded refinancing costs of $7 million related to the subsequent refinancing of our remaining outstanding 2016 Senior Subordinated Notes.  During fiscal 2012, we recorded refinancing costs of $12 million related to our Restated Term Loan Credit Facility. We also recorded a loss of $8 million to write-off debt issuance costs related to our Senior Secured Term Loan Facility and the partial paydown of our Term Loan. In addition, we recorded an $11 million loss related to the redemption of our remaining outstanding Subordinated Discount Notes. The $11 million loss was comprised of an $8 million redemption premium and $3 million to write-off related debt issuance costs. Finally, we recorded a loss of $2 million to write-off debt issuance costs related to our senior secured asset-based Revolving Credit Facility.

Provision for Income Taxes.  The effective tax rate for fiscal 2013 was 35.9% compared to 36.5% in the prior year.  The effective tax rate was lower in fiscal 2013 primarily due to state tax credits.

Liquidity and Capital Resources

We require cash principally for day-to-day operations, to finance capital investments, to purchase inventory, to service our outstanding debt and for seasonal working capital needs. We expect that our available cash, cash flow generated from operating activities and funds available under our Restated Revolving Credit Facility (as defined below) will be sufficient to fund planned capital expenditures, working capital requirements, debt repayments, debt service requirements and anticipated growth for the foreseeable future. Our ability to satisfy our liquidity needs and continue to refinance or reduce debt could be adversely affected by the occurrence of any of the events described under “Item 1A. Risk Factors” or our failure to meet our debt covenants as described below. Our Restated Revolving Credit Facility provides senior secured financing of up to $650 million. As of January 31, 2015, the borrowing base was $650 million, of which we had no outstanding borrowings, $62 million of outstanding standby letters of credit and $588 million of unused borrowing capacity. Our cash and cash equivalents increased $139 million from $239 million at February 1, 2014 to $378 million at January 31, 2015.

We had total outstanding debt of $3,149 million at January 31, 2015, of which $2,453 million was subject to variable interest rates and $696 million was subject to fixed interest rates.

Our substantial indebtedness could adversely affect our ability to raise additional capital, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk and prevent us from meeting our obligations. Management reacts strategically to changes in economic conditions and monitors compliance with debt covenants to seek to mitigate any potential material impacts to our financial condition and flexibility.

We intend to use excess operating cash flows to repay portions of our indebtedness, depending on market conditions, and to invest in growth opportunities. If we use our excess cash flows to repay our debt, it will reduce the amount of excess cash available for additional capital expenditures.

We and our subsidiaries, affiliates and significant shareholders may, from time to time, seek to retire or purchase our outstanding debt (including publicly issued debt) through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors.

Cash Flow from Operating Activities

Cash flows provided by operating activities was $441 million in fiscal 2014, a decrease of $8 million from fiscal 2013.  Cash flows decreased due to an increase in net cash paid for interest totaling $51 million and a $22 million increase in inventory. The decrease was partially offset by an increase in operating earnings and the timing of vendor payments.

Average inventory per Michaels store (including e-commerce and distribution centers) increased 3.4% to $790,000 at January 31, 2015, from $764,000 at February 1, 2014. The increase is primarily due to an increase in the amount of in-transit inventory, which is included in our average store calculation, as a result of the west coast port labor disputes.  The slow-down in shipments to our stores had the impact of decreasing store inventory available for sale to our customers but increasing average store inventory.

Cash Flow from Investing Activities

The following table includes capital expenditures paid during the periods presented (in millions):

	Fiscal Year
	2014	2013	2012
New and relocated stores and stores not yet opened (1)	$30	$39	$42
Existing stores	50	26	30
Information systems	40	28	36
Corporate and other	18	19	16
	$138	$112	$124

(1)

In fiscal 2014, we incurred capital expenditures related to the opening of 45 Michaels stores and 5 Aaron Brothers stores, including the relocation of 13 Michaels stores. In fiscal 2013, we incurred capital expenditures related to the opening of 54 Michaels stores, including the relocation of 14 Michaels stores. In fiscal 2012, we incurred capital expenditures related to the opening of 51 Michaels stores, including the relocation of 13 Michaels stores.

We currently estimate that our capital expenditures will be $120 million to $130 million in fiscal 2015. We plan to invest in the infrastructure necessary to support the further development of our business and continued growth. In fiscal 2015, we plan to open 47 new Michaels stores, including 17 relocations. We expect our capital expenditures will be financed with cash from operating activities.

Restated Term Loan Credit Facility

On October 31, 2006, MSI entered into a $2.4 billion senior secured term loan facility (“Senior Secured Term Loan Facility”) with Deutsche Bank AG New York Branch (“Deutsche Bank”) and other lenders. On January 28, 2013, MSI entered into an amended and restated credit agreement maturing on January 28, 2020 (the “Amended Credit Agreement”) to amend various terms of our Senior Secured Term Loan Facility, as amended. The Amended Credit Agreement, together with the related security, guarantee and other agreements, is referred to as the “Restated Term Loan Credit Facility”.

On July 2, 2014, MSI issued an additional $850 million of debt under the Restated Term Loan Credit Facility maturing in 2020 (“Additional Term Loan”). The Additional Term Loan was issued at 99.5% of face value, resulting in an effective interest rate of 4.02%. The net proceeds from this borrowing and the issuance of an additional $250 million of the 5.875% senior subordinated notes were used to fully redeem the outstanding 7.75% Senior Notes due 2018 (“2018 Senior Notes”) and to pay the applicable make-whole premium and accrued interest.

As of January 31, 2015, the Restated Term Loan Credit Facility provides for senior secured financing of $2,490 million.  MSI has the right under the Restated Term Loan Credit Facility to request additional term loans (a) in an aggregate amount of up to $500 million or (b) an amount of term loans requested by MSI so long as MSI’s consolidated secured debt ratio (as defined in the Restated Term Loan Credit Facility) is no more than 3.25 to 1.00 on a pro forma basis as of the last day of the most recently ended four quarter period.  The lenders under the Restated Term Loan Credit Facility will not be under any obligation to provide any such additional term loans and the incurrence of any additional term loans is subject to customary conditions precedent.

Borrowings under the Restated Term Loan Credit Facility bear interest at a rate per annum equal to, at MSI’s option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Deutsche Bank, (2) the federal funds effective rate plus 0.5%, subject to a 2% floor in the case of the Additional Term Loan, and (3) London Interbank Offered Rate (“LIBOR”), subject to certain adjustments, plus 1% or (b) LIBOR, subject to certain adjustments and a 1% floor, in each case plus an applicable margin. The applicable margin is 1.75% (2.00% for the Additional Term Loan) with respect to the base rate borrowings and 2.75% (3.00% for the Additional Term Loan) with respect to LIBOR borrowings.  In addition, the applicable margin is subject to a 0.25% decrease based on MSI’s consolidated secured debt ratio.  The decrease does not apply to the Additional Term Loan.

The Restated Term Loan Credit Facility requires MSI to prepay outstanding term loans with (a) 100% of the net proceeds of any debt issued by MSI or its subsidiaries (with exceptions for certain permitted debt) and (b) 50% of MSI’s annual excess cash flow, as defined. The 50% threshold will be reduced to 25% if MSI’s consolidated total leverage ratio, as defined, is less than 6.00:1.00 and will be reduced to zero if MSI’s consolidated total leverage ratio is less than 5.00:1.00.

MSI must offer to prepay outstanding term loans at 100% of the principal amount, plus any unpaid interest, with the proceeds of certain asset sales or casualty events under certain circumstances.  MSI may voluntarily prepay outstanding loans under the Restated Term Loan Credit Facility at any time without premium or penalty other than customary breakage costs with respect to LIBOR loans.

MSI is required to make scheduled quarterly payments equal to 0.25% of the original principal amount of the term loans, subject to adjustments relating to the incurrence of additional term loans for the first six years and three quarters of the Restated Term Loan Credit Facility, with the balance paid on January 28, 2020.

All obligations under the Restated Term Loan Credit Facility are unconditionally guaranteed, jointly and severally, by Holdings and all of MSI’s existing domestic material subsidiaries and are required to be guaranteed by certain of MSI’s future domestic wholly-owned material subsidiaries (“the Subsidiary Guarantors”). All obligations under the Restated Term Loan Credit Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the assets of Holdings, MSI and the Subsidiary Guarantors, including:

•

a first-priority pledge of MSI’s capital stock and all of the capital stock held directly by MSI and the Subsidiary Guarantors (which pledge, in the case of any foreign subsidiary, is limited to 65% of the voting stock of such foreign subsidiary and 100% of the non-voting stock of such subsidiary);

•

a first-priority security interest in, and mortgages on, substantially all other tangible and intangible assets of Holdings, MSI and each Subsidiary Guarantor, including substantially all of MSI’s and its subsidiaries’ owned real property and equipment, but excluding, among other things, the collateral described below; and

•

a second-priority security interest in personal property consisting of inventory and related accounts, cash, deposit accounts, all payments received by Holdings, MSI or the Subsidiary Guarantors from credit card clearinghouses and processors or otherwise in respect of all credit card charges and debit card charges for sales of inventory by Holdings, MSI and the Subsidiary Guarantors, and certain related assets and proceeds of the foregoing.

The Restated Term Loan Credit Facility contains a number of negative covenants that are substantially similar to, but more restrictive in certain respects than, those governing the 2020 Senior Subordinated Notes (defined below), as well as certain other customary representations and warranties, affirmative and negative covenants and events of default.  As of January 31, 2015, MSI was in compliance with all covenants.

Restated Revolving Credit Facility

On February 18, 2010, MSI entered into an agreement to amend and restate various terms of the then existing asset-based revolving credit facility dated October 31, 2006 (as amended and restated, the “Senior Secured Asset-Based Revolving Credit Facility”). On September 17, 2012, MSI entered into a second amended and restated credit agreement (the “Restated Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”) and other lenders to amend various terms of our Senior Secured Asset-Based Revolving Credit Facility. On June 6, 2014, MSI amended its Restated Credit Agreement to, among other things, permit the incurrence of the Additional Term Loan and refinancing of the 2018 Senior Notes with the net proceeds of the 2020 Senior Subordinated Notes and the Additional Term Loan. The Restated Credit Agreement, together with related security, guarantee and other agreements, is referred to as the “Restated Revolving Credit Facility”.

The Restated Revolving Credit Facility provides for senior secured financing of up to $650 million, subject to a borrowing base, and matures on September 17, 2017 (“ABL Maturity Date”). The borrowing base under the Restated Revolving Credit Facility equals the sum of (i) 90% of eligible credit card receivables and debit card receivables, plus

(ii) 90% of the appraised net orderly liquidation value of eligible inventory, plus (iii) the lesser of (a) 90% of the appraised net orderly liquidation value of inventory supported by eligible letters of credit and (b) 90% of the face amount of eligible letters of credit, minus (iv) certain reserves.

The Restated Revolving Credit Facility provides MSI with the right to request up to $200 million of additional commitments. The lenders will not be under any obligation to provide any such additional commitments, and any increase in commitments is subject to customary conditions. If we were to request additional commitments, and the lenders were to agree to provide such commitments, the facility size could be increased up to $850 million, however, MSI’s ability to borrow would still be limited by the borrowing base.

Borrowings under the Restated Revolving Credit Facility bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Wells Fargo, (2) the federal funds effective rate plus 0.50% and (3) LIBOR subject to certain adjustments plus 1.00% or (b) LIBOR subject to certain adjustments, in each case plus an applicable margin. The initial applicable margin is (a) 0.75% for prime rate borrowings and 1.75% for LIBOR borrowings. The applicable margin is subject to adjustment each fiscal quarter based on the excess availability under the Restated Revolving Credit Facility. Same-day borrowings bear interest at the base rate plus the applicable margin.

MSI is required to pay a commitment fee on the unutilized commitments under the Restated Revolving Credit Facility, which initially is 0.375% per annum. The commitment fee is subject to adjustment each fiscal quarter. If average daily excess availability is less than or equal to 50% of the total commitments, the commitment fee will be 0.25% per annum. If average daily excess availability is greater than 50% of the total commitments, the commitment fee will be 0.375%. In addition, MSI must pay customary letter of credit fees and agency fees.

All obligations under the Restated Revolving Credit Facility are unconditionally guaranteed, jointly and severally, by Holdings and all of MSI’s existing domestic material subsidiaries and are required to be guaranteed by the Subsidiary Guarantors. All obligations under the Restated Revolving Credit Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the assets of Holdings, MSI and the Subsidiary Guarantors, including:

•

a first-priority security interest in personal property consisting of inventory and related accounts, cash, deposit accounts, all payments received by Holdings, MSI or the Subsidiary Guarantors from credit card clearinghouses and processors or otherwise in respect of all credit card charges and debit card charges for sales of inventory by Holdings, MSI and the Subsidiary Guarantors, and certain related assets and proceeds of the foregoing;

•

a second-priority pledge of all of MSI’s capital stock and the capital stock held directly by MSI and the Subsidiary Guarantors (which pledge, in the case of the capital stock of any foreign subsidiary, is limited to 65% of the voting stock of such foreign subsidiary and 100% of the non-voting stock of such subsidiary); and

•

a second-priority security interest in, and mortgages on, substantially all other tangible and intangible assets of Holdings, MSI and each Subsidiary Guarantor, including substantially all of MSI’s and its subsidiaries’ owned real property and equipment.

If, at any time, the aggregate amount of outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the Restated Revolving Credit Facility exceeds the lesser of (i) the commitment amount and (ii) the borrowing base (the “Loan Cap”), MSI will be required to repay outstanding loans and cash collateralized letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount. If excess availability under the Restated Revolving Credit Facility is less than (i) 12.5% of the Loan Cap for five consecutive business days, or (ii) $65 million at any time, or if certain events of default have occurred, MSI will be required to repay outstanding loans and cash collateralized letters of credit with the cash MSI is required to deposit daily in a collection account maintained with the agent under the Restated Revolving Credit Facility. Excess availability under the Restated Revolving Credit Facility means the lesser of the Loan Cap minus the outstanding credit extensions. MSI may voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans at any time without premium or penalty, other than customary breakage costs with respect to LIBOR loans. There is no scheduled amortization under the Restated Revolving Credit Facility. The principal amount of the loans outstanding is due and payable in full on the ABL Maturity Date.

The covenants limiting dividends and other restricted payments, investments, loans, advances and acquisitions, and prepayments or redemptions of indebtedness, each permit the restricted actions in an unlimited amount, subject to the satisfaction of certain payment conditions, principally that MSI must meet specified excess availability requirements and minimum consolidated fixed charge coverage ratios, to be tested on a pro forma and six months projected basis. Adjusted EBITDA, as defined in the Restated Revolving Credit Facility, is used in the calculation of the consolidated fixed charge coverage ratios.

From the time when MSI has excess availability less than the greater of (a) 10% of the Loan Cap and (b) $50 million, until the time when MSI has excess availability greater than the greater of (a) 10% of the Loan Cap and (b) $50 million for 30 consecutive days, the Restated Revolving Credit Facility will require MSI to maintain a consolidated fixed charge coverage ratio of at least 1.0 to 1.0. The Restated Revolving Credit Facility also contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default (including change of control and cross-default to material indebtedness).

The Restated Revolving Credit Facility contains a number of covenants that, among other things and subject to certain exceptions, restrict MSI’s ability, and the ability of its restricted subsidiaries, to:

•	incur or guarantee additional indebtedness;

•	pay dividends on MSI’s capital stock or redeem, repurchase or retire MSI’s capital stock;

•	make investments, loans, advances and acquisitions;

•	create restrictions on the payment of dividends or other amounts to MSI from its restricted subsidiaries;

•	engage in transactions with MSI’s affiliates;

•	sell assets, including capital stock of MSI’s subsidiaries;

•	prepay or redeem indebtedness;

•	consolidate or merge; and

•	create liens.

As of January 31, 2015 and February 1, 2014, the borrowing base was $650 million, of which MSI had availability of $588 million and $589 million, respectively. Borrowing capacity is available for letters of credit and borrowings on same-day notice. Outstanding standby letters of credit as of January 31, 2015 totaled $62 million.

5.875% Senior Subordinated Notes due 2020

On December 19, 2013, MSI issued $260 million in principal amount of 5.875% senior subordinated notes maturing in 2020 (“2020 Senior Subordinated Notes”). Interest is payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2014. MSI used the net proceeds of these notes to redeem the outstanding 11.375% senior subordinated notes due November 1, 2016, to pay the applicable redemption premium and unpaid interest and to pay other related costs.

On June 16, 2014, MSI issued an additional $250 million of the 2020 Senior Subordinated Notes at 102% of face value, resulting in an effective interest rate of 5.76%. The net proceeds from this borrowing, and the $850 million

Additional Term Loan, were used to fully redeem the outstanding 2018 Senior Notes and to pay the applicable make-whole premium and accrued interest.

The 2020 Senior Subordinated Notes are guaranteed, jointly and severally, fully and unconditionally, on an unsecured senior subordinated basis, by each of MSI’s subsidiaries that guarantee indebtedness under the Restated Revolving Credit Facility and the Restated Term Loan Credit Facility (collectively defined as the “Senior Secured Credit Facilities”).

The 2020 Senior Subordinated Notes and the guarantees are MSI’s and the guarantors’ unsecured senior subordinated obligations and are (i) subordinated in right of payment to all of MSI’s and the guarantors’ existing and future senior debt, including the Senior Secured Credit Facilities; (ii) rank equally in right of payment to all of MSI’s and the guarantors’ future senior subordinated debt; (iii) effectively subordinated to all of MSI’s and the guarantors’ existing and future secured debt (including the Senior Secured Credit Facilities) to the extent of the value of the assets securing such debt; (iv) rank senior in right of payment to all of the MSI’s and the guarantors’ existing and future debt and other obligations that are, by their terms, expressly subordinated in right of payment to the 2020 Senior Subordinated Notes; and (v) are structurally subordinated to all obligations of MSI’s subsidiaries that are not guarantors of the 2020 Senior Subordinated Notes.

At any time prior to December 15, 2016, MSI may redeem all or a part of the 2020 Senior Subordinated Notes at a redemption price equal to 100% of the principal amount redeemed plus a make-whole premium, as provided in the indenture governing the 2020 Senior Subordinated Notes (“2020 Senior Subordinated Notes Indenture”), and any unpaid interest to the date of redemption, subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date.

On and after December 15, 2016, MSI may redeem all or part of the 2020 Senior Subordinated Notes, upon notice, at the redemption prices (expressed as percentages of the principal amount of the 2020 Senior Subordinated Notes to be redeemed) set forth below, plus any unpaid interest thereon to the applicable date of redemption if redeemed during the twelve-month period beginning on December 15 of each of the years indicated below:

Year	Percentage
2016	102.938%
2017	101.469%
2018 and thereafter	100.000%

In addition, until December 15, 2016, MSI may, at its option, on one or more occasions redeem up to 40% of the aggregate principal amount of the 2020 Senior Subordinated Notes with the aggregate principal amount to be redeemed (“Equity Offering Redemption Amount”) not to exceed an amount equal to the aggregate gross proceeds from one or more equity offerings (as defined in the 2020 Senior Subordinated Notes Indenture), at a redemption price equal to 105.875% of the aggregate principal amount, plus any unpaid interest, provided that (i) each such redemption occurs within 120 days of the date of closing of each such equity offering; (ii) proceeds in an amount equal to or exceeding the applicable equity offering redemption amount shall be received by, or contributed to the capital of MSI or any of its restricted subsidiaries and (iii) at least 50% of the sum of the aggregate principal amount of the 2020 Senior Subordinated Notes remains outstanding immediately after the occurrence of each such redemption.

Upon a change in control, MSI is required to offer to purchase all of the 2020 Senior Subordinated Notes at a price in cash equal to 101% of the aggregate principal amount, plus any unpaid interest. The 2020 Senior Subordinated Indenture contains covenants limiting MSI’s ability, and the ability of MSI’s restricted subsidiaries, to incur or guarantee additional debt, prepay debt that is subordinated to the 2020 Senior Subordinated Notes, issue stock of subsidiaries, make certain investments, loans, advances and acquisitions, create liens on MSI’s and such subsidiaries’ assets to secure debt, enter into transactions with affiliates, merge or consolidate with another company; and sell or otherwise transfer assets. The covenants also limit MSI’s ability, and the ability of MSI’s restricted subsidiaries, to pay dividends or distributions on MSI’s capital stock or repurchase MSI’s capital stock, subject to certain exceptions, including dividends, distributions and repurchases up to an amount in excess of (i) $100 million plus (ii) a basket that builds based on 50% of MSI’s consolidated net income (as defined in the 2020 Senior Subordinated Indenture) and certain other amounts, in each case, to the extent such payment capacity is not applied as otherwise permitted under the 2020 Senior Subordinated Indenture and subject to certain conditions. As of January 31, 2015, the permitted restricted payment amount was approximately $431 million.  As of January 31, 2015, MSI was in compliance with all covenants.

7.50%/8.25% PIK Toggle Notes

On July 29, 2013, FinCo Holdings and FinCo Inc. issued $800 million aggregate principal amount of 7.50%/8.25% PIK Toggle Notes due 2018 (“PIK Notes”) in a private transaction. Interest payments on the PIK Notes are due February 1 and August 1 of each year until maturity on August 1, 2018. The first two interest payments and the last interest payment are required to be paid entirely in cash. All other interest payments must be made in cash, except that all or a portion of the interest on the PIK Notes may be paid by increasing the principal amount of the outstanding PIK Notes or by issuing additional PIK Notes depending on the amount of cash dividends that can be paid by MSI under the credit agreements governing our Senior Secured Credit Facilities, the terms of the indentures governing our outstanding notes and the terms of MSI’s other indebtedness outstanding at the time. If interest on the PIK Notes is paid in-kind by increasing the principal amount of the PIK Notes, or by issuing new PIK Notes, the interest rate is 8.25% per annum, which is the cash interest rate plus 75 basis points. The proceeds from the debt issuance totaled approximately $783 million, after deducting the debt issuance costs. FinCo Holdings distributed the net proceeds to the Company which were used to fund a cash dividend, distribution and other payments to the Company's equity and equity-award holders and to pay related costs.

On July 2, 2014, the Company completed an IPO and received net proceeds totaling $446 million.  The net proceeds were used to redeem $439 million of the outstanding PIK Notes and to pay other expenses of the offering. The aggregate redemption price (including redemption premium and any unpaid interest) was $474 million. On December 10, 2014, the Company redeemed $180 million of the PIK Notes for an aggregate redemption price (including the applicable redemption premium and any unpaid interest) of $188 million.

The PIK Notes are senior unsecured obligations of FinCo Holdings and FinCo Inc. The PIK Notes are not guaranteed by MSI, Holdings or any of their subsidiaries, however, the indenture governing the PIK Notes contains restrictive covenants that apply to FinCo Holdings and its restricted subsidiaries, including MSI, Holdings and their subsidiaries. A breach of such covenants would cause FinCo Holdings and FinCo Inc. to be in default under the indenture governing the PIK Notes. The indenture also contains restrictive covenants and events of default substantially similar to, but less restrictive than, those of the 2020 Senior Subordinated Notes described above. As of January 31, 2015, we were in compliance with all covenants.

The Company may redeem all or part of the PIK Notes, upon notice, at the redemption prices (expressed as percentages of principal amount of the PIK Toggle Notes to be redeemed) set forth below, plus any unpaid interest to the applicable date of redemption if redeemed during the twelve-month period beginning on August 1 of each of the years indicated below:

Year	Percentage
2014	102.00%
2015	101.00%
2016 and thereafter	100.00%

7.75% Senior Notes due 2018

On October 21, 2010, MSI issued $800 million aggregate principal amount of 7.75% senior notes that matured on November 1, 2018 (“Senior Notes”) at a discounted price of 99.262% of face value, resulting in an effective interest rate of 7.875%. Interest was payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2011. On September 27, 2012, MSI issued an additional $200 million aggregate principal amount (the “Additional Senior Notes” and, together with the Senior Notes, the “2018 Senior Notes”) of Senior Notes under the indenture (the “2018 Senior Indenture”).  The Additional Senior Notes were issued at a premium of 106.25% of face value, resulting in an effective interest rate of 6.50%. On July 16, 2014 and August 1, 2014, we redeemed the 2018 Senior Notes in the aggregate principal amounts of $235 million and $765 million, respectively, plus the applicable make-whole premium and accrued interest, and the 2018 Senior Indenture was discharged.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.  We do not typically enter into off-balance sheet arrangements, except for arrangements related to operating lease commitments, service contract commitments and trade letters of credit, as disclosed in the contractual obligations table below. Neither we nor our subsidiaries typically guarantee the obligations of unrelated parties.

Contractual Obligations

As of January 31, 2015, our contractual obligations were as follows (in millions):

	Payments Due By Fiscal Year
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
The Michaels Companies, Inc.:
Operating lease commitments (1)	$1,910	$391	$654	$425	$440
Other commitments (2)	89	75	10	3	1
Total debt (3)	3,148	25	50	2,563	510
Interest payments (4)	704	141	277	256	30
	$5,851	$632	$991	$3,247	$981

Michaels Stores, Inc.:
Operating lease commitments (1)	$1,910	$391	$654	$425	$440
Other commitments (2)	89	75	10	3	1
Total debt (3)	2,967	25	50	2,382	510
Interest payments (4)	648	127	250	241	30
	$5,614	$618	$964	$3,051	$981

(1)

Our operating lease commitments generally include non-cancelable leases for property and equipment used in our operations. Excluded from our operating lease commitments are amounts related to insurance, taxes, and common area maintenance associated with property and equipment. Such amounts historically represented approximately 32% of the total lease obligation over the previous three fiscal years.

(2)

Other commitments include trade letters of credit and service contract obligations. Our service contract obligations were calculated based on the time period remaining in the contract or to the earliest possible date of termination, if permitted to be terminated by Michaels upon notice, whichever is shorter.

(3)	Included in total debt is $5 million of unamortized premium and $4 million of unamortized discount on the Senior Notes, which has not been recognized as of January 31, 2015.

(4)

Debt associated with our Restated Term Loan Credit Facility was $2,453 million at January 31, 2015, and is subject to variable interest rates. The amounts included in interest payments in the table for the Restated Term Loan Credit Facility were based on the indexed interest rate in effect at January 31, 2015. Approximately $696 million of debt was subject to fixed interest rates. We had no outstanding borrowings under our Restated Revolving Credit Facility at January 31, 2015. Under our Restated Revolving Credit Facility, we are required to pay a commitment fee of 0.375% per year on the unutilized commitments, subject to an adjustment each fiscal quarter. The amounts included in interest payments for the Restated Revolving Credit Facility were based on these annual commitment fees.

Non-GAAP Measures

The following table sets forth certain non-GAAP measures the Company uses to manage our performance and measure compliance with certain debt covenants. The Company defines “EBITDA (excluding losses on early extinguishment of debt and refinancing costs)” as net income before interest, income taxes, depreciation, amortization and losses on early extinguishment of debt and refinancing costs. The Company defines “Adjusted EBITDA” as EBITDA (excluding losses on early extinguishment of debt and refinancing costs) adjusted for certain defined amounts in accordance with the Company’s Restated Term Loan Credit Facility and Restated Revolving Credit Facility (collectively, the “Adjustments”).

The Company has presented EBITDA (excluding losses on early extinguishment of debt and refinancing costs) and Adjusted EBITDA to provide investors with additional information to evaluate our operating performance and our ability to service our debt.  Adjusted EBITDA is a required calculation under the Company’s Senior Secured Credit Facilities. As it relates to the Senior Secured Credit Facilities. Adjusted EBITDA is used in the calculations of fixed charge coverage and leverage ratios, which, under certain circumstances determine mandatory repayments or maintenance covenants and may restrict the Company’s ability to make certain payments (characterized as restricted payments), investments (including acquisitions) and debt repayments.

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

The following table shows a reconciliation of EBITDA (excluding losses on early extinguishments of debt and refinancing costs) and Adjusted EBITDA to net income and net cash provided by operating activities (in millions):

	Fiscal Year
	2014	2013	2012
Net cash provided by operating activities	$441	$449	$299
Depreciation and amortization	(111)	(106)	(97)
Share-based compensation	(19)	(34)	(21)
Debt issuance costs amortization	(10)	(10)	(14)
Accretion of long-term debt	1	1	—
Losses on early extinguishments of debt and refinancing costs	(74)	(14)	(33)
Impairment of intangible assets	—	—	(8)
Changes in assets and liabilities	(11)	(43)	74
Net income	217	243	200
Interest expense	199	215	245
Losses on early extinguishments of debt and refinancing costs	74	14	33
Provision for income taxes	134	136	115
Depreciation and amortization	111	106	97
EBITDA (excluding losses on early extinguishment of debt and
refinancing costs)	735	714	690
Adjustments:
Share-based compensation	19	34	21
Management fees to Sponsors and others	35	14	13
Impairment of intangible assets	—	—	8
Severance costs	4	5	1
Store pre-opening costs	5	5	5
Store remodel costs	4	7	2
Foreign currency transaction losses (gains)	3	2	(1)
Store closing costs	2	5	4
Offering costs	3	—	—
Other (1)	2	6	4
Adjusted EBITDA	$812	$792	$747

(1)	Other adjustments relate to items such as moving and relocation expenses, franchise taxes, sign on bonuses and certain legal expenses.

Critical Accounting Policies and Estimates

We have prepared our consolidated financial statements in conformity with U.S. GAAP. These consolidated financial statements include some amounts that are based on our informed judgments and estimates. Our significant accounting policies are discussed in Note 1 to the consolidated financial statements. Our critical accounting policies represent those policies that are subject to judgments and uncertainties. The following discussion addresses our most critical accounting policies, which are those that are both important to the portrayal of our financial condition/results of operations and that require significant judgment or use of complex estimates.

Merchandise Inventories. Merchandise inventories are valued at the lower of cost or market, with cost determined using a weighted-average method. Cost is calculated based upon the purchase price of an item at the time it is received by us, and also includes the cost of warehousing, handling, purchasing, and importing, as well as inbound and outbound transportation, partially offset by vendor allowances. This net inventory cost is recognized through cost of sales when the inventory is sold.  It is impractical for us to assign specific allocated overhead costs and vendor allowances to individual units of inventory. As such, to match net inventory costs against the related revenues, we estimate the net inventory costs to be deferred and recognized each period as the inventory is sold.

We utilize perpetual inventory records to value inventory in our stores. Physical inventory counts are performed in a significant number of stores during each fiscal quarter by a third-party inventory counting service, with substantially all stores open longer than one year subject to at least one count each fiscal year. We adjust our perpetual records based on the results of the physical counts. We maintain a provision for estimated shrinkage based on the actual historical results of our physical inventories. We compare our estimates to the actual results of the physical inventory counts as they are taken and adjust the shrink estimates accordingly. A 10% change in our estimated shrinkage reserve would have affected net income by approximately $1 million for fiscal 2014. We also evaluate our merchandise to ensure that the expected net realizable value of the merchandise held at the end of a fiscal period exceeds cost.  In the event that the expected net realizable value is less than cost, we reduce the value of that inventory accordingly. A 10% change in our inventory valuation reserve would have affected net income by approximately $1 million in fiscal 2014.

Vendor allowances, which primarily represent volume rebates and cooperative advertising funds, are recorded as a reduction of the cost of the merchandise inventories and a subsequent reduction in cost of sales when the inventory is sold. We generally earn vendor allowances as a percentage of certain merchandise purchases with no minimum purchase requirements. During the three fiscal years ended January 31, 2015, the number of vendors from which vendor allowances were received ranged from approximately 560 to 660. As a result of our increased direct import volume, vendor allowances, as a percentage of net sales, have been declining and we expect this trend to continue in future years.

Goodwill. We review goodwill for impairment each year in the fourth quarter, or more frequently if events occur which indicate a potential reduction in the fair value of our reporting unit’s net assets below its carrying value. We have elected to first perform a qualitative assessment to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of our reporting unit is less than its carrying value. Factors used in our qualitative assessment include, but are not limited to, macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, Company and reporting unit specific events, and the difference between the fair value and carrying value in recent valuations.

If, after assessing the totality of events or circumstances such as those described above, we determine that it is more likely than not that the fair value of our reporting unit is greater than its carrying amount, no further action is required. If we determine that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, we will compare the reporting unit’s carrying value to its estimated fair value, determined through estimated discounted future cash flows and market-based methodologies. If the carrying value exceeds the estimated fair value, we determine the fair value of all assets and liabilities of the reporting unit, including the implied fair value of goodwill. If the carrying value of goodwill exceeds the implied fair value, we recognize an impairment charge equal to the difference.

Factors used in the valuation of goodwill include, but are not limited to, management’s plans for future operations, recent operating results and discounted projected future cash flows. Material assumptions used in our impairment analysis include the weighted-average cost of capital percentage, terminal growth rate and forecasted long-term sales growth. During fiscal 2014 and fiscal 2013, there was no impairment charge taken on our goodwill.

Impairment of Long-Lived Assets. We evaluate long-lived assets, other than goodwill and assets with indefinite lives, for indicators of impairment whenever events or changes in circumstances indicate their carrying amounts may not be recoverable. Additionally, for store assets, we evaluate the performance of individual stores for indicators of impairment and underperforming stores are selected for further evaluation of the recoverability of the carrying amounts. The evaluation of long-lived assets is performed at the lowest level of identifiable cash flows, which is at the individual store level.

Our evaluation requires consideration of a number of factors including changes in consumer demographics and uncertain future events. Accordingly, our accounting estimates may change from period to period. These factors could cause management to conclude impairment indicators exist and require that tests be performed, which could result in a determination that the value of long-lived assets is impaired, resulting in a write down to fair value.

Our initial indicator that store assets are considered to be recoverable is that the estimated undiscounted cash flows for the remaining lease term, assuming zero growth over current year store performance, exceed the carrying value of the assets. This evaluation is performed on stores open longer than 36 months (unless significant impairment indicators exist), as we consider a store to become mature after that time period. Any stores that do not meet the initial criteria are further evaluated taking into consideration the estimated undiscounted store-specific cash flows for the remaining lease term compared to the carrying value of the assets. To estimate store-specific future cash flows, management must make assumptions about key store variables, including sales, growth rate, gross margin, payroll and other controllable expenses. Furthermore, management considers other factors when evaluating stores for impairment, including the individual store’s execution of its operating plan and other local market conditions. If actual results differ from these estimates, we may be exposed to additional impairment losses that may be material.

An impairment is recognized once all the factors noted above are taken into consideration and it is determined the carrying amount of the store’s assets are not recoverable. The impairment is based on the estimated fair value of the assets, excluding assets that can be redeployed. In addition to recording impairment charges based on the previously discussed criteria, we maintain a list of stores we consider at risk and monitor those stores closely.

Reserve for Closed Facilities. We maintain a reserve for future rental obligations, carrying costs, and other closing costs related to closed facilities, primarily closed and relocated stores. In accordance with ASC 420, Exit or Disposal Cost Obligations, we recognize exit costs for any store closures at the time the store is closed. Such costs are recorded within the cost of sales and occupancy expense line item on our consolidated statements of comprehensive income.

The cost of closing a store or facility is recorded at the estimated fair value of expected cash flows which we calculate as the lesser of the present value of future rental obligations remaining under the lease (less estimated sublease rental income) or the lease termination fee (if an executed termination agreement exists). The determination of the reserves is dependent on our ability to make reasonable estimates of costs to be incurred post-closure and of rental income to be received from subleases. If our estimates only included rental income under actual subleases and not potential future subleases, the reserves would increase by approximately $4 million.

Self-Insurance. We have insurance coverage for losses in excess of self-insurance limits for medical claims, general liability and workers’ compensation claims. Reserves for healthcare, general liability and workers’ compensation are determined through the use of actuarial studies. Due to the significant judgments and estimates utilized in determining these reserves, they are subject to a high degree of variability.  A 10% change in our self-insurance reserves would have affected net income by approximately $4 million in fiscal 2014.

Share-Based Compensation. ASC 718, Stock Compensation (“ASC 718”) requires all share-based payments to employees, including grants of employee stock options and restricted shares, to be recognized using the fair value method of accounting.  During fiscal 2014 and the last quarter of fiscal 2013, the Company measured share-based compensation using the grant date fair value accounting guidance of ASC 718.  During fiscal 2012 and the first three quarters of fiscal 2013, the Company determined its employee stock options should be recorded under the liability accounting guidance of ASC 718.  As such, we measured share-based compensation based on either the grant date fair value of the equity awards or the fair value of our option awards at the end of the period.  Share-based awards are recognized ratably over the requisite service period.

All grants of our stock options have an exercise price equal to or greater than the fair market value of our common stock on the date of grant. Because we were privately held prior to June 27, 2014 and there was no public market for the common stock, the fair value of our equity was estimated by our management, relying in part on an independent appraisal of the fair market value by a third-party valuation firm, and approved by our Board at the time option grants were awarded.  For fiscal 2012 through the second quarter of fiscal 2014, valuations completed relied on projections of our future performance, estimates of our weighted-average cost of capital, and metrics based on the performance of a peer group of similar companies, including valuation multiples and stock price volatility. Following our IPO, the exercise price of stock options are based on the closing market price of our common stock on the grant date. From February 1, 2014 to January 31, 2015, the estimated fair value of common stock increased from $16.03 to $25.80 per share.

The following table details information on stock options granted by quarter for fiscal year 2014:

			Fair value of	Average fair value
	# of options	Exercise	common stock	of option at
Quarter end date	granted	price	at grant	January 31, 2015
May 3, 2014	21,918	$16.03	$16.03	$5.79
August 2, 2014	393,200	$16.03	$16.03	$3.81
November 1, 2014	1,113,365	$15.16	$15.16	$3.61
January 31, 2015	108,430	$22.75	$22.75	$5.41

Other assumptions used in the option value models for estimating the fair value of stock option awards include expected volatility of our common stock share price, expected terms of the options, expected dividends, and historical risk-free rates. The expected volatility rate is based on both historical volatility as well as implied volatilities from the exchange-traded options on the common stock of a peer group of companies. We utilize historical exercise and post-vesting employment behavior to estimate the expected terms of the options and assume a zero dividend rate. The risk-free interest rate is based on the yields of U.S. Treasury instruments with approximately the same term as the expected life of the stock option award. Our forfeiture assumptions are estimated based on historical experience and anticipated events. We update our assumptions quarterly based on historical trends and current market observations.

Income Taxes.  Income taxes are estimated for each jurisdiction in which we operate.  This involves assessing current tax exposure together with temporary differences resulting from differing treatment of items for tax and financial statement accounting purposes.  Any resulting deferred tax assets are evaluated for recoverability based on estimated future taxable income.  To the extent recovery is deemed not likely, a valuation allowance is recorded. Our evaluation regarding whether a valuation allowance is required or should be adjusted also considers, among other things, the nature, frequency, and severity of recent losses, forecasts of future profitability and the duration of statutory carryforward periods.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”).  ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted.  We are evaluating the new standard, but do not anticipate a material impact to the consolidated financial statements once implemented.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Risk

We are exposed to fluctuations in exchange rates between the U.S. and Canadian dollar, which is the functional currency of our Canadian subsidiary. Our sales, costs and expenses of our Canadian subsidiary, when translated into U.S. dollars, can fluctuate due to exchange rate movement. As of January 31, 2015, a 10% increase or decrease in the exchange rate of the Canadian dollar would increase or decrease net income by approximately $5 million.

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our Restated Term Loan Credit Facility and our Restated Revolving Credit Facility. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt” for further detail. The interest rates on our Restated Term Loan Credit Facility and our Restated Revolving Credit Facility will reprice periodically, which will impact our earnings and cash flow. The interest rates on our 2020 Senior Subordinated Notes and PIK Notes are fixed.  Based on our overall interest rate exposure to variable rate debt outstanding as of January 31, 2015, a 1% increase or decrease in interest rates would increase or decrease income before income taxes by approximately $25 million. A 1% increase or decrease in interest rates would impact the fair value of our long-term fixed rate debt by approximately $15 million.  A change in interest rates would not materially affect the fair value of our variable rate debt as the debt reprices periodically.

Inflation Risk

We do not believe inflation and changing commodity prices have had a material impact on our net sales, income from continuing operations, plans for expansion or other capital expenditures for any year during the three-year period ended January 31, 2015. However, we cannot be sure inflation and changing commodity prices will not have an adverse impact on our operating results, financial condition, plans for expansion or other capital expenditures in future periods.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the Index to Consolidated Financial Statements and Supplementary Data on page F-1. The Consolidated Financial Statements and Supplementary Data are included on pages F-2 through F-35 and are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES.

Included in this Annual Report on Form 10-K are certifications by our Chief Executive Officer and our Chief Financial Officer, which are required in accordance with Rule 15d-14 of the Securities Exchange Act of 1934, as amended. This section includes information concerning the controls and controls evaluation referred to in the certifications.  Page F-2 of this Report includes the attestation report of Ernst & Young LLP, our independent registered public accounting firm, regarding its audit of the effectiveness of our internal control over financial reporting.  This section should be read in conjunction with the Ernst & Young attestation for a complete understanding of this section.

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

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended January 31, 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and, even when determined to be effective, can only provide reasonable, not absolute, assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate as a result of changes in conditions or deterioration in the degree of compliance.

Management assessed the effectiveness of our internal control over financial reporting as of January 31, 2015.  Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control—Integrated Framework (2013).  Management’s assessment included the evaluation of such elements as the design and operating effectiveness of financial reporting controls, process documentation, accounting policies, and the overall control environment.  This assessment is supported by testing and monitoring performed or supervised by our Internal Audit organization.

Based on management’s assessment, management has concluded that the Company’s internal control over financial reporting was effective as of January 31, 2015.  The independent registered public accounting firm, Ernst & Young LLP, issued an attestation report on the effectiveness of our internal control over financial reporting. The Ernst & Young LLP report is included on Page F-2 of this Annual Report on Form 10-K.

ITEM 9B.  OTHER INFORMATION.

Iran Threat Reduction and Syria Human Rights Act of 2012

   Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this Annual Report on Form 10-K, which includes disclosures publicly filed and/or provided to The Blackstone Group L.P., one of our Sponsors, by Travelport Worldwide Limited which may be considered its affiliate.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item will be contained in our Definitive Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this item will be contained in our Definitive Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be contained in our Definitive Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item will be contained in our Definitive Proxy Statement and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item will be contained in our Definitive Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this report:

(1)	Consolidated Financial Statements:

See Index to Consolidated Financial Statements and Supplementary Data on page F-1.

(2)	Financial Statement Schedules:

All financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes described in 15(1) above.

(3)	Exhibits:

The exhibits listed in the accompanying Index to Exhibits attached hereto are filed or incorporated by reference into this Annual Report on Form 10-K.

THE MICHAELS COMPANIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

The Michaels Companies, Inc.

We have audited The Michaels Companies, Inc.’s (the Company) internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Michaels Companies, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting (see Item 9A). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, The Michaels Companies, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of January 31, 2015 and February 1, 2014 and the related consolidated statements of comprehensive income, stockholders’ deficit and cash flows for the three years in the period ended January 31, 2015 and our report dated March 19, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Dallas, TX
March 19, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

The Michaels Companies, Inc.

We have audited the accompanying consolidated balance sheets of The Michaels Companies, Inc. (the Company) as of January 31, 2015 and February 1, 2014 and the related consolidated statements of comprehensive income, stockholders’ deficit and cash flows for each of the three years in the period ended January 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Michaels Companies, Inc. at January 31, 2015 and February 1, 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Michaels Companies, Inc.’s internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 19, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Dallas, TX
March 19, 2015

THE MICHAELS COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, except per share data)

	Fiscal Year
	2014	2013	2012
Net sales	$4,738	$4,570	$4,408
Cost of sales and occupancy expense	2,837	2,748	2,643
Gross profit	1,901	1,822	1,765
Selling, general, and administrative	1,220	1,170	1,132
Share-based compensation	14	23	15
Related party expenses	35	14	13
Store pre-opening costs	5	5	5
Impairment of intangible assets	—	—	8
Operating income	627	610	592
Interest expense	199	215	245
Losses on early extinguishments of debt and refinancing costs	74	14	33
Other expense and (income), net	3	2	(1)
Income before income taxes	351	379	315
Provision for income taxes	134	136	115
Net income	$217	$243	$200

Other comprehensive income, net of tax:
Foreign currency translation adjustment and other	(12)	(6)	—
Comprehensive income	$205	$237	$200

Earnings per share:
Basic	$1.07	$1.39	$1.14
Diluted	$1.05	$1.36	$1.12
Weighted-average shares outstanding:
Basic	203	175	175
Diluted	207	179	178

See accompanying notes to consolidated financial statements.

THE MICHAELS COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	January 31,	February 1,
ASSETS	2015	2014
Current Assets:
Cash and equivalents	$378	$239
Merchandise inventories	958	901
Prepaid expenses and other	86	95
Deferred income taxes	38	39
Income tax receivables	2	2
Total current assets	1,462	1,276
Property and equipment, net	386	358
Goodwill	94	94
Debt issuance costs, net	41	52
Deferred income taxes	20	28
Other assets	2	3
Total assets	$2,005	$1,811

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$447	$368
Accrued liabilities and other	392	411
Current portion of long-term debt	25	16
Deferred income taxes	—	1
Income taxes payable	26	30
Total current liabilities	890	826
Long-term debt	3,124	3,678
Deferred income taxes	9	2
Other liabilities	93	87
Total liabilities	4,116	4,593

Commitments and contingencies

Stockholders’ Deficit:
Common stock, $0.06775 par value, 350 million shares authorized; 206 million shares issued and outstanding at January 31, 2015 and 175 million shares issued and outstanding at February 1, 2014	14	12
Additional paid-in-capital	558	94
Accumulated deficit	(2,671)	(2,888)
Accumulated other comprehensive loss	(12)	—
Total stockholders’ deficit	(2,111)	(2,782)
Total liabilities and stockholders’ deficit	$2,005	$1,811

See accompanying notes to consolidated financial statements.

THE MICHAELS COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Fiscal Year
	2014	2013	2012
Cash flows from operating activities:
Net income	$217	$243	$200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	111	106	97
Share-based compensation	19	34	21
Debt issuance costs amortization	10	10	14
Accretion of long-term debt	(1)	(1)	—
Losses on early extinguishments of debt and refinancing costs	74	14	33
Impairment of intangible assets	—	—	8
Loss on disposition of property and equipment	4	—	—
Excess tax benefits from share-based compensation	(5)	—	—
Changes in assets and liabilities:
Merchandise inventories	(60)	(38)	(21)
Prepaid expenses and other	11	(8)	(7)
Deferred income taxes	15	(4)	(2)
Accounts payable	77	102	(35)
Accrued interest	(46)	23	(10)
Accrued liabilities and other	14	(28)	(16)
Income taxes	1	(7)	18
Other liabilities	—	3	(1)
Net cash provided by operating activities	441	449	299

Cash flows used in investing activities:
Additions to property and equipment	(138)	(112)	(124)

Cash flows from financing activities:
Issuance of PIK Notes	—	800	—
Payment of PIK Notes	(627)	—	—
Borrowings on Restated Term Loan Credit Facility	846	—	1,640
Repayments on Restated Term Loan Credit Facility	(21)	(12)	(1,996)
Borrowings on Restated Revolving Credit Facility	23	389	322
Payments on Restated Revolving Credit Facility	(23)	(390)	(321)
Issuance of 2018 Senior Notes	—	—	213
Payment of 2018 Senior Notes	(1,057)	—	—
Payment of Subordinated Discount Notes	—	—	(315)
Payment of 2016 Senior Subordinated Notes	—	(403)	—
Issuance of 2020 Senior Subordinated Notes	255	260	—
Issuance of common stock	446	—	—
Payment of debt issuance costs	(12)	(21)	(25)
Payment of dividends	(1)	(766)	—
Change in cash overdraft	(2)	(5)	(5)
Proceeds from stock options exercised	27	5	—
Common stock repurchased	(21)	(8)	—
Excess tax benefits from share-based compensation	5	—	—
Other financing activities	(2)	(3)	(3)
Net cash used in financing activities	(164)	(154)	(490)

Net change in cash and equivalents	139	183	(315)
Cash and equivalents at beginning of period	239	56	371
Cash and equivalents at end of period	$378	$239	$56

See accompanying notes to consolidated financial statements.

THE MICHAELS COMPANIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three Years Ended January 31, 2015

(in millions)

					Accumulated
			Additional		Other
	Number of	Common	Paid-in	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	Income (Loss)	Total

Balance at January 28, 2012	175	$12	$40	$(2,559)	$6	$(2,501)
Net income	—	—	—	200	—	200
Exercise of stock options	1	—	—	—	—	—
Share-based compensation	—	—	(3)	—	—	(3)
Repurchase of stock	(1)	—	—	—	—	—
Balance at February 2, 2013	175	12	37	(2,359)	6	(2,304)
Net income	—	—	—	243	—	243
Dividend declared	—	—	—	(769)	—	(769)
Foreign currency translation and other	—	—	(5)	—	(6)	(11)
Reclass from share-based compensation liability	—	—	49	—	—	49
Exercise of stock options	4	—	5	—	—	5
Share-based compensation	—	—	13	—	—	13
Repurchase of stock	(4)	—	(5)	(3)	—	(8)
Balance at February 1, 2014	175	12	94	(2,888)	—	(2,782)
Net income	—	—	—	217	—	217
Foreign currency translation and other	—	—	—	—	(12)	(12)
Share-based compensation	—	—	16	—	—	16
Exercise of stock options	3	—	27	—	—	27
Repurchase of stock	(1)	—	(21)	—	—	(21)
Issuance of common stock	28	2	442	—	—	444
Issuance of restricted shares	1	—	—	—	—	—
Balance at January 31, 2015	206	$14	$558	$(2,671)	$(12)	$(2,111)

See accompanying notes to consolidated financial statements.

THE MICHAELS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

The Michaels Companies, Inc. owns and operates a chain of specialty retail stores in 49 states and Canada featuring arts, crafts, framing, floral, home décor and seasonal merchandise for the hobbyist and do-it-yourself home decorator. Our wholly-owned subsidiary, Aaron Brothers, Inc., operates a chain of framing and art supply stores located in nine states. All expressions of the “Company”, “us”, “we”, “our”, and all similar expressions are references to The Michaels Companies, Inc. and our consolidated, wholly-owned subsidiaries, unless otherwise expressly stated or the context otherwise requires. Our consolidated financial statements include the accounts of The Michaels Companies, Inc. and our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. Disclosures for Michaels Stores, Inc. (“MSI”) have been included to meet the disclosure requirements of Rule 12-04 of Regulation S-X as further discussed in Note 14.

In July 2013, we were incorporated in Delaware in connection with MSI’s reorganization into a holding company structure (the “Reorganization”).  The Company, Michaels FinCo Holdings, LLC (“FinCo Holdings”), Michaels FinCo, Inc. (“FinCo Inc.”), Michaels Funding, Inc. (“Holdings”) and Michaels Stores MergerCo, Inc. (“MergerCo”) were formed in connection with the Reorganization and MergerCo was merged with and into MSI with MSI being the surviving corporation. As a result of the Reorganization, FinCo Holdings is wholly owned by the Company, FinCo, Inc. and Holdings are wholly owned by FinCo Holdings, and MSI is wholly owned by Holdings. MSI was incorporated in Delaware in 1983 and is headquartered in Irving, Texas.

Fiscal Year

We report on the basis of a 52-week or 53-week fiscal year, which ends on the Saturday closest to January 31. All references to fiscal year mean the year in which that fiscal year began. References to “fiscal 2014” relate to the 52 weeks ended on January 31, 2015, references to “fiscal 2013” relate to the 52 weeks ended on February 1, 2014, and references to “fiscal 2012” relate to the 53 weeks ended on February 2, 2013.

Stock Split

On June 6, 2014, our stockholders approved a common stock split in the ratio of 1.476 to 1.00. All share and related option information presented in these consolidated financial statements and accompanying footnotes has been retroactively adjusted to reflect the increased number of shares resulting from this action.

Initial Public Offering

On July 2, 2014, the Company completed an initial public offering (“IPO”) in which we issued and sold 27.8 million shares of common stock at a public offering price of $17.00 per share.  After deducting for underwriting fees, the net proceeds of $446 million were used to redeem $439 million of our then outstanding PIK Notes (as defined in Note 5) and to pay other expenses of the offering.

Preferred Shares

During the second quarter of fiscal 2014, the Board of Directors authorized 50 million shares of preferred stock. No preferred shares have been issued as of January 31, 2015.

Foreign Currency

The functional currency of our Canadian operations is the Canadian dollar. Translation adjustments result from translating our Canadian subsidiary’s financial statements into U.S. dollars. Balance sheet accounts are translated at exchange rates in effect at the balance sheet date. Income statement accounts are translated at average exchange rates during the year. Translation adjustments are recorded as a component of accumulated other comprehensive income in our consolidated statements of stockholders’ deficit. The translation adjustments recorded in accumulated other comprehensive loss, net of taxes, was a loss of $12 million, $6 million and less than $1 million in fiscal 2014, fiscal 2013 and fiscal 2012, respectively.  Transaction gains and losses are recorded as a part of other expense and (income), net in our consolidated statements of comprehensive income.

Cash and Equivalents

Cash and equivalents are comprised of cash, money market mutual funds, and short-term interest bearing securities with original maturities of three months or less.  Cash and equivalents also include proceeds due from credit card transactions with settlement terms of less than five days.  Cash equivalents are carried at cost, which approximates fair value. The carrying amount approximates fair value due to the short-term maturity of those instruments.

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market, with cost determined using a weighted-average method. Cost is calculated based upon the purchase price of an item at the time it is received by us, and also includes the cost of warehousing, handling, purchasing, and importing, as well as inbound and outbound transportation, partially offset by vendor allowances. This net inventory cost is recognized through cost of sales when the inventory is sold. It is impractical for us to assign specific allocated overhead costs and vendor allowances to individual units of inventory. As such, to match net inventory costs against the related revenues, we estimate the net inventory costs to be deferred and recognized each period as the inventory is sold.

We utilize perpetual inventory records to value inventory in our stores. Physical inventory counts are performed in a significant number of stores during each fiscal quarter by a third-party inventory counting service, with substantially all stores open longer than one year subject to at least one count each fiscal year. We adjust our perpetual records based on the results of the physical counts. We maintain a provision for estimated shrinkage based on the actual historical results of our physical inventories. We compare our estimates to the actual results of the physical inventory counts as they are taken and adjust the shrink estimates accordingly.

Vendor allowances, which primarily represent volume rebates and cooperative advertising funds, are recorded as a reduction to the cost of the merchandise inventories and a subsequent reduction in cost of sales when the inventory is sold. We generally earn vendor allowances as a percentage of certain merchandise purchases with no minimum purchase requirements. We recognized vendor allowances of $92 million, or 1.9% of net sales, in fiscal 2014, $102 million, or 2.2% of net sales, in fiscal 2013, and $110 million, or 2.5% of net sales, in fiscal 2012.

We routinely identify merchandise that requires some price reduction to accelerate sales of the product. The need for this reduction is generally attributable to clearance of seasonal merchandise or product that is being displaced from its assigned location in the store to make room for new merchandise. Additional stock keeping units (“SKUs”) that are candidates for repricing are identified using our perpetual inventory data. In each case, the appropriate repricing is determined at our corporate office support center. Price changes are transmitted electronically to the store and instructions are provided to our stores regarding product placement, signage and display to ensure the product is effectively cleared.

We also evaluate our merchandise to ensure that the expected net realizable value of the merchandise held at the end of a fiscal period exceeds cost. In the event that the expected net realizable value is less than cost, we reduce the value of that inventory accordingly.

Property and Equipment

Property and equipment is recorded at cost. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets. Amortization of property under capital leases is on a straight-line basis over the lease term and is included in depreciation expense. We expense repairs and maintenance costs as incurred. We capitalize and depreciate significant renewals or betterments that substantially extend the life of the asset. Useful lives are generally estimated as follows:

	Years
Buildings			30
Leasehold improvements			10	*
Fixtures and equipment			8
Computer equipment			5
Capitalized software	1	-	5

* We amortize leasehold improvements over the lesser of the useful life of the asset or the remaining lease term of the underlying facility.

Capitalized Software Costs

We capitalize certain costs related to the acquisition and development of internal use software that is expected to benefit future periods. These costs are being amortized on a straight-line basis over the estimated useful life, which is generally five years. As of January 31, 2015 and February 1, 2014, we had unamortized capitalized software costs of approximately $87 million and $91 million, respectively. These amounts are included in property and equipment, net in the consolidated balance sheets. Amortization expense related to capitalized software costs totaled approximately $40 million, $46 million and $36 million in fiscal 2014, fiscal 2013 and fiscal 2012, respectively.

Goodwill

Under the provisions of Accounting Standards Codification (“ASC”) 350, Intangibles—Goodwill and Other, we review goodwill for impairment each year in the fourth quarter, or more frequently if events occur which indicate a potential reduction in the fair value of our reporting unit’s net assets below its carrying value. We have elected to first perform a qualitative assessment to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of our reporting unit is less than its carrying value. Factors used in our qualitative assessment include, but are not limited to, macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, Company and reporting unit specific events, and the difference between the fair value and carrying value in recent valuations.

If, after assessing the totality of events or circumstances such as those described above, we determine that it is more likely than not that the fair value of our reporting unit is greater than its carrying amount, no further action is required. If we determine that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, we will compare the reporting unit’s carrying value to its estimated fair value, determined through estimated discounted future cash flows and market-based methodologies. If the carrying value exceeds the estimated fair value, we determine the fair value of all assets and liabilities of the reporting unit, including the implied fair value of goodwill. If the carrying value of goodwill exceeds the implied fair value, we recognize an impairment charge equal to the difference. There are assumptions and estimates underlying the determination of fair value and any resulting impairment loss. Significant changes in these assumptions, or another estimate using different, but still reasonable, assumptions could produce different results. During fiscal 2012, we recognized an impairment charge of $1 million related to our online scrapbooking business (“ScrapHD”) goodwill. See Note 2 for further information. During fiscal 2014 and fiscal 2013, there was no impairment charge required related to our goodwill.

Impairment of Long-Lived Assets

We evaluate long-lived assets, other than goodwill and assets with indefinite lives, for indicators of impairment whenever events or changes in circumstances indicate their carrying amounts may not be recoverable. Our evaluation compares the carrying value of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss would be recognized during that period based on the estimated fair value of the assets. Our impairment analysis contains management assumptions about key variables including sales, growth rate, gross margin, payroll and other controllable expenses. If actual results differ from these estimates, we may be exposed to additional impairment losses that may be material. As a result of our impairment review, we recognized an impairment charge of less than $1 million in fiscal 2014, $2 million in fiscal 2013, and $7 million in fiscal 2012.

Reserve for Closed Facilities

We maintain a reserve for future rental obligations, carrying costs and other closing costs related to closed facilities, primarily closed and relocated stores. In accordance with ASC 420, Exit or Disposal Cost Obligations, we recognize exit costs for any store closures at the time the store is closed. Such costs are recorded within the cost of sales and occupancy expense line item in our consolidated statements of comprehensive income.

The cost of closing a store or facility is recorded at the estimated fair value of expected cash flows which we calculate as the lesser of the present value of future rental obligations remaining under the lease (less estimated sublease rental income) or the lease termination fee (if an executed termination agreement exists). The determination of the reserves is dependent on our ability to make reasonable estimates of costs to be incurred post-closure and of rental income to be received from subleases.

The following is a detail of account activity related to closed facilities (in millions):

	Fiscal Year
	2014	2013	2012
Balance at beginning of fiscal year	$5	$8	$9
Additions charged to costs and expenses	2	5	5
Payment of rental obligations and other	(3)	(8)	(6)
Balance at end of fiscal year	$4	$5	$8

Self-Insurance

We have insurance coverage for losses in excess of self-insurance limits for medical claims, general liability and workers’ compensation claims. Reserves for healthcare, general liability and workers’ compensation are determined through the use of actuarial studies. Due to the significant judgments and estimates utilized for determining these reserves, they are subject to a high degree of variability. In the event our insurance carriers are unable to pay claims submitted to them, we would record a liability for such estimated payments we expect to incur.

Revenue Recognition

Revenue from sales of our merchandise is recognized when the customer takes possession of the merchandise. Revenue is presented net of point-of-sale coupons, discounts and sales taxes collected. Sales related to custom framing are recognized when the order is picked up by the customer. We allow for merchandise to be returned under most circumstances up to 120 days after purchase and provide a reserve for estimated returns. We use historical customer return behavior to estimate our reserve requirements.

We record a gift card liability on the date we issue the gift card to the customer. We record revenue and reduce the gift card liability as the customer redeems the gift card. Any remaining liabilities are evaluated to determine whether the likelihood of the gift card being redeemed is remote (gift card breakage). Our estimates of gift card breakage are based on customers’ historical redemption rates and patterns, which may not be indicative of future redemption rates and patterns. Our estimates of the gift card breakage rate are applied to the estimated amount of gift cards that are expected to go unused.

Costs of Sales and Occupancy Expense

Costs of sales are included in merchandise inventories and expensed as the merchandise is sold.  Included in our costs of sales are the following:

•	purchase price of merchandise, net of vendor allowances and rebates;

•	inbound freight, inspection costs, duties and import agent commissions;

•	warehousing, handling, transportation (including internal transfer costs such as distribution center-to-store freight costs), purchasing and receiving costs; and

•	share-based compensation costs for those employees involved in preparing inventory for sale.

Included in our occupancy expenses are the following costs which are recognized as period costs as described below:

•	store expenses such as rent, insurance, taxes, common area maintenance, utilities, repairs and maintenance;

•	amortization of store buildings and leasehold improvements;

•	store closure costs; and

•	store remodel costs.

Rent is recognized on a straight-line basis, including consideration of rent holiday, tenant improvement allowances received from the landlords and applicable rent escalations over the term of the lease.  The commencement date of the rent expense is the earlier of the date when we become legally obligated for the rent payments or the date when we take possession of the building for construction purposes.

Selling, General and Administrative

Included in selling, general and administrative are store personnel costs, store operating expenses, advertising, store depreciation and corporate overhead costs.  Advertising costs are expensed in the period in which the advertising first occurs. Advertising costs totaled $185 million, $181 million and $179 million in fiscal 2014, fiscal 2013 and fiscal 2012, respectively.

Store Pre-Opening Costs

We expense all start-up activity costs as incurred. Store pre-opening costs consist primarily of payroll-related costs incurred prior to the store opening.

Income Taxes

We record income tax expense using the liability method for taxes and are subject to income tax in many jurisdictions, including the U.S., various states and localities, and Canada. A current tax liability or asset is recognized for the estimated taxes payable or refundable on the tax returns for the current year and a deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

Share-Based Compensation

ASC 718, Stock Compensation (“ASC 718”), requires all share-based compensation to employees, including grants of employee stock options and restricted shares, to be recognized using the fair value method of accounting.  During fiscal 2014 and the last quarter of fiscal 2013, the Company measured share-based compensation using the grant date fair value accounting guidance of ASC 718.  During fiscal 2012 and the first three quarters of fiscal 2013, the Company determined its employee stock options should be recorded under the liability accounting guidance of ASC 718.  As such, we measured share-based compensation based on either the grant date fair value of the equity awards or the fair value of our option awards at the end of the period.  Share-based awards are recognized ratably over the requisite service period.

Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassification

Certain prior year amounts have been reclassified in the accompanying consolidated financial statements to conform to our fiscal 2014 presentation.

2. FAIR VALUE MEASUREMENTS

As defined in ASC 820, Fair Value Measurements (“ASC 820”), fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level valuation hierarchy for fair value measurements. These valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect less transparent active market data, as well as internal assumptions. These two types of inputs create the following fair value hierarchy:

•	Level 1—Quoted prices for identical instruments in active markets;

•

Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose significant inputs are observable; and

•	Level 3—Instruments with significant unobservable inputs.

Impairment losses related to store-level property and equipment are calculated using significant unobservable inputs including the present value of future cash flows expected to be generated using a risk-adjusted weighted-average cost of capital and comparable store sales growth assumptions, and therefore are classified as a Level 3 measurement in the fair value hierarchy. As a result of our impairment review, we recorded a store level property and equipment impairment charge of less than $1 million and $2 million in fiscal 2014 and fiscal 2013, respectively.  We did not have an impairment charge in fiscal 2012.

In fiscal 2010, the Company acquired Scrap HD, an online scrapbooking business.  As a result of negative operating results, we estimated the fair value of ScrapHD to be zero as of February 2, 2013. We recorded an impairment charge in fiscal 2012 of $7 million for long-lived assets associated with our online scrapbooking business and a goodwill impairment charge of $1 million, which represents the total carrying amount of ScrapHD’s goodwill.

The table below provides the carrying and fair values of our Restated Term Loan Credit Facility, our 2020 Senior Subordinated Notes and our PIK Notes (all as defined in Note 5) as of January 31, 2015. The fair value of our Restated Term Loan Credit Facility, our 2020 Senior Subordinated Notes and our PIK Notes were determined based on quoted market prices which are considered Level 2 inputs within the fair value hierarchy.

	Carrying	Fair
	Value	Value
	(In millions)
Restated term loan credit facility	$2,453	$2,413
Senior subordinated notes	515	516
PIK notes	181	184

3. PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following (in millions):

	January 31,	February 1,
	2015	2014
Buildings and leasehold improvements	$451	$403
Fixtures and equipment	879	884
Capitalized software	221	277
Construction in progress	28	36
	1,579	1,600
Less accumulated depreciation and amortization	(1,193)	(1,242)
	$386	$358

4. ACCRUED LIABILITIES AND OTHER

Accrued liabilities and other consists of the following (in millions):

	January 31,	February 1,
	2015	2014
Accrued payroll	$128	$103
Self-insurance	71	71
Accrued interest	10	56
Property, sales and use taxes	60	53
Gift card liability	38	36
Accrued and straight-line rent	18	17
Other	67	75
	$392	$411

5. DEBT

Debt for The Michaels Companies, Inc. and MSI consisted of the following at the end of fiscal 2014 and fiscal 2013 (in millions):

		The Michaels Companies, Inc.		Michaels Stores, Inc.
		January 31,	February 1,	January 31,	February 1,
	Interest Rate	2015	2014	2015	2014

Restated term loan credit facility	Variable	$2,453	$1,628	$2,453	$1,628
Senior notes	7.75%	—	1,006	—	1,006
Senior subordinated notes	5.875%	515	260	515	260
PIK notes	7.50% / 8.25%	181	800	—	—
Total debt		3,149	3,694	2,968	2,894
Less current portion		(25)	(16)	(25)	(16)
Long-term debt		$3,124	$3,678	$2,943	$2,878

The aggregate amount of scheduled maturities of The Michaels Companies, Inc. and MSI debt for the next five years and thereafter is as follows (in millions):

Fiscal Year	The Michaels Companies, Inc.	Michaels Stores, Inc.
2015	$25	$25
2016	25	25
2017	25	25
2018	206	25
2019	2,357	2,357
Thereafter	510	510
Total debt payments	3,148	2,967
Plus unrealized premium amortization	5	5
Less unrealized discount accretion	(4)	(4)
Total debt balance as of January 31, 2015	$3,149	$2,968

As of January 31, 2015 and February 1, 2014, the weighted-average interest rate of the variable debt was 3.84% and 3.75%, respectively. Cash paid for interest totaled $234 million, $183 million and $239 million in fiscal 2014, fiscal 2013 and fiscal 2012, respectively.

As of January 31, 2015, debt costs for The Michaels Companies, Inc. and MSI totaled $95 million and $91 million, respectively. We amortize deferred financing costs using the straight-line method over the terms of the respective debt agreements (which range from five to ten years). Amortization expense related to deferred financing costs is recorded in interest expense in the accompanying consolidated statements of comprehensive income.  The straight-line method produces results materially consistent with the effective interest method. Our expected amortization expense for The Michaels Companies, Inc. and MSI related to the deferred financing costs for each of the next five fiscal years and thereafter is as follows (in millions):

Fiscal Year	The Michaels Companies, Inc.	Michaels Stores, Inc.
2015	$9	$8
2016	9	8
2017	8	8
2018	7	6
2019	6	6
Thereafter	2	2
Total amortization expense	$41	$38

Restated Term Loan Credit Facility

On October 31, 2006, MSI entered into a $2.4 billion senior secured term loan facility (“Senior Secured Term Loan Facility”) with Deutsche Bank AG New York Branch (“Deutsche Bank”) and other lenders. On January 28, 2013, MSI entered into an amended and restated credit agreement maturing on January 28, 2020 (the “Amended Credit Agreement”) to amend various terms of our Senior Secured Term Loan Facility, as amended. The Amended Credit Agreement, together with the related security, guarantee and other agreements, is referred to as the “Restated Term Loan Credit Facility”.

On July 2, 2014, MSI issued an additional $850 million of debt under the Restated Term Loan Credit Facility maturing in 2020 (“Additional Term Loan”). The Additional Term Loan was issued at 99.5% of face value, resulting in an effective interest rate of 4.02%.  The net proceeds from this borrowing and the issuance of an additional $250 million of the 5.875% senior subordinated notes were used to fully redeem the outstanding 7.75% Senior Notes due 2018 (“2018 Senior Notes”) and to pay the applicable make-whole premium and accrued interest.

As of January 31, 2015, the Restated Term Loan Credit Facility provides for senior secured financing of $2,490 million.  MSI has the right under the Restated Term Loan Credit Facility to request additional term loans (a) in an aggregate amount of up to $500 million or (b) an amount of term loans requested by MSI so long as MSI’s consolidated secured debt ratio (as defined in the Restated Term Loan Credit Facility) is no more than 3.25 to 1.00 on a pro forma basis as of the last day of the most recently ended four quarter period.  The lenders under the Restated Term Loan Credit Facility will not be under any obligation to provide any such additional term loans and the incurrence of any additional term loans is subject to customary conditions precedent.

Borrowings under the Restated Term Loan Credit Facility bear interest at a rate per annum equal to, at MSI’s option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Deutsche Bank, (2) the federal funds effective rate plus 0.5%, subject to a 2% floor in the case of the Additional Term Loan, and (3) London Interbank Offered Rate (“LIBOR”), subject to certain adjustments, plus 1% or (b) LIBOR, subject to certain adjustments and a 1% floor, in each case plus an applicable margin. The applicable margin is 1.75% (2.00% for the Additional Term Loan) with respect to the base rate borrowings and 2.75% (3.00% for the Additional Term Loan) with respect to LIBOR borrowings.  In addition, the applicable margin is subject to a 0.25% decrease based on MSI’s consolidated secured debt ratio.  The decrease does not apply to the Additional Term Loan.

The Restated Term Loan Credit Facility requires MSI to prepay outstanding term loans with (a) 100% of the net proceeds of any debt issued by MSI or its subsidiaries (with exceptions for certain permitted debt) and (b) 50% of MSI’s annual excess cash flow, as defined. The 50% threshold will be reduced to 25% if MSI’s consolidated total leverage ratio, as defined, is less than 6.00:1.00 and will be reduced to zero if MSI’s consolidated total leverage ratio is less than 5.00:1.00.

MSI must offer to prepay outstanding term loans at 100% of the principal amount, plus any unpaid interest, with the proceeds of certain asset sales or casualty events under certain circumstances.  MSI may voluntarily prepay outstanding loans under the Restated Term Loan Credit Facility at any time without premium or penalty other than customary breakage costs with respect to LIBOR loans.

MSI is required to make scheduled quarterly payments equal to 0.25% of the original principal amount of the term loans, subject to adjustments relating to the incurrence of additional term loans for the first six years and three quarters of the Restated Term Loan Credit Facility, with the balance paid on January 28, 2020.

All obligations under the Restated Term Loan Credit Facility are unconditionally guaranteed, jointly and severally, by Holdings, and all of MSI’s existing domestic material subsidiaries and are required to be guaranteed by certain of MSI’s future domestic wholly-owned material subsidiaries (“the Subsidiary Guarantors”). All obligations under the Restated Term Loan Credit Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the assets of Holdings, MSI and the Subsidiary Guarantors, including:

•

a first-priority pledge of MSI’s capital stock and all of the capital stock held directly by MSI and the Subsidiary Guarantors (which pledge, in the case of any foreign subsidiary, is limited to 65% of the voting stock of such foreign subsidiary and 100% of the non-voting stock of such subsidiary);

•

a first-priority security interest in, and mortgages on, substantially all other tangible and intangible assets of Holdings, MSI and each Subsidiary Guarantor, including substantially all of MSI’s and its subsidiaries’ owned real property and equipment, but excluding, among other things, the collateral described below; and

•

a second-priority security interest in personal property consisting of inventory and related accounts, cash, deposit accounts, all payments received by Holdings, MSI or the Subsidiary Guarantors from credit card clearinghouses and processors or otherwise in respect of all credit card charges and debit card charges for sales of inventory by Holdings, MSI and the Subsidiary Guarantors, and certain related assets and proceeds of the foregoing.

The Restated Term Loan Credit Facility contains a number of negative covenants that are substantially similar to, but more restrictive in certain respects than, those governing the 2020 Senior Subordinated Notes (defined below), as well as certain other customary representations and warranties, affirmative and negative covenants and events of default.  As of January 31, 2015, MSI was in compliance with all covenants.

In accordance with ASC 470, Debt (“ASC 470”), MSI recorded a $12 million charge related to refinancing costs and capitalized $5 million in debt issuance costs in fiscal 2012 associated with the Restated Term Loan Credit Facility. MSI also recorded a loss on the early extinguishment of debt in fiscal 2012 of approximately $8 million to write-off debt issuance costs associated with the Senior Secured Term Loan Facility, with the remaining $9 million of unamortized debt issuance costs being amortized over the revised life of the Restated Term Loan Credit Facility. In fiscal 2014, MSI capitalized an additional $14 million of debt issuance costs related to the Additional Term Loan. The debt issuance costs are being amortized as interest expense over the life of the Restated Term Loan Credit Facility.

 As of January 31, 2015, MSI is amortizing $47 million in debt issuance costs as interest expense over the life of the term loan.

Restated Revolving Credit Facility

On February 18, 2010, MSI entered into an agreement to amend and restate various terms of the then existing asset-based revolving credit facility dated October 31, 2006 (as amended and restated, the “Senior Secured Asset-Based Revolving Credit Facility”). On September 17, 2012, MSI entered into a second amended and restated credit agreement (the “Restated Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”) and other lenders to amend various terms of our Senior Secured Asset-Based Revolving Credit Facility. On June 6, 2014, MSI amended its Restated Credit Agreement to, among other things, permit the incurrence of the Additional Term Loan and refinancing of the 2018 Senior Notes with the net proceeds of the 2020 Senior Subordinated Notes and the

Additional Term Loan. The Restated Credit Agreement, together with related security, guarantee and other agreements, is referred to as the “Restated Revolving Credit Facility”.

The Restated Revolving Credit Facility provides for senior secured financing of up to $650 million, subject to a borrowing base, and matures on September 17, 2017 (“ABL Maturity Date”). The borrowing base under the Restated Revolving Credit Facility equals the sum of (i) 90% of eligible credit card receivables and debit card receivables, plus (ii) 90% of the appraised net orderly liquidation value of eligible inventory, plus (iii) the lesser of (a) 90% of the appraised net orderly liquidation value of inventory supported by eligible letters of credit and (b) 90% of the face amount of eligible letters of credit, minus (iv) certain reserves.

The Restated Revolving Credit Facility provides MSI with the right to request up to $200 million of additional commitments. The lenders will not be under any obligation to provide any such additional commitments, and any increase in commitments is subject to customary conditions. If we were to request additional commitments, and the lenders were to agree to provide such commitments, the facility size could be increased up to $850 million, however, MSI’s ability to borrow would still be limited by the borrowing base.

Borrowings under the Restated Revolving Credit Facility bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Wells Fargo, (2) the federal funds effective rate plus 0.50% and (3) LIBOR subject to certain adjustments plus 1.00% or (b) LIBOR subject to certain adjustments, in each case plus an applicable margin. The initial applicable margin is (a) 0.75% for prime rate borrowings and 1.75% for LIBOR borrowings. The applicable margin is subject to adjustment each fiscal quarter based on the excess availability under the Restated Revolving Credit Facility. Same-day borrowings bear interest at the base rate plus the applicable margin.

MSI is required to pay a commitment fee on the unutilized commitments under the Restated Revolving Credit Facility, which initially is 0.375% per annum. The commitment fee is subject to adjustment each fiscal quarter. If average daily excess availability is less than or equal to 50% of the total commitments, the commitment fee will be 0.25% per annum. If average daily excess availability is greater than 50% of the total commitments, the commitment fee will be 0.375%. In addition, MSI must pay customary letter of credit fees and agency fees.

All obligations under the Restated Revolving Credit Facility are unconditionally guaranteed, jointly and severally, by Holdings and all of MSI’s existing domestic material subsidiaries and are required to be guaranteed by the Subsidiary Guarantors. All obligations under the Restated Revolving Credit Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the assets of Holdings, MSI and the Subsidiary Guarantors, including:

•

a first-priority security interest in personal property consisting of inventory and related accounts, cash, deposit accounts, all payments received by Holdings, MSI or the Subsidiary Guarantors from credit card clearinghouses and processors or otherwise in respect of all credit card charges and debit card charges for sales of inventory by Holdings, MSI and the Subsidiary Guarantors, and certain related assets and proceeds of the foregoing;

•

a second-priority pledge of all of MSI’s capital stock and the capital stock held directly by MSI and the Subsidiary Guarantors (which pledge, in the case of the capital stock of any foreign subsidiary, is limited to 65% of the voting stock of such foreign subsidiary and 100% of the non-voting stock of such subsidiary); and

•

a second-priority security interest in, and mortgages on, substantially all other tangible and intangible assets of Holdings, MSI and each Subsidiary Guarantor, including substantially all of MSI’s and its subsidiaries’ owned real property and equipment.

If, at any time, the aggregate amount of outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the Restated Revolving Credit Facility exceeds the lesser of (i) the commitment amount and (ii) the borrowing base (the “Loan Cap”), MSI will be required to repay outstanding loans and cash collateralized letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount. If excess availability under the Restated Revolving Credit Facility is less than (i) 12.5% of the Loan Cap for five consecutive business days, or (ii) $65 million at any time, or if certain events of default have occurred, MSI will be required to repay outstanding loans and cash collateralized letters of credit with the cash MSI is required to deposit daily in a collection account maintained with the agent under the Restated Revolving Credit Facility. Excess availability under the Restated Revolving Credit Facility means the lesser of the Loan Cap minus the outstanding credit extensions. MSI may voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans at any time without premium or penalty, other than customary breakage costs with respect to LIBOR loans. There is no scheduled amortization under the Restated Revolving Credit Facility. The principal amount of the loans outstanding is due and payable in full on the ABL Maturity Date.

The covenants limiting dividends and other restricted payments, investments, loans, advances and acquisitions, and prepayments or redemptions of indebtedness, each permit the restricted actions in an unlimited amount, subject to the satisfaction of certain payment conditions, principally that MSI must meet specified excess availability requirements and minimum consolidated fixed charge coverage ratios, to be tested on a pro forma and six months projected basis. Adjusted EBITDA, as defined in the Restated Revolving Credit Facility, is used in the calculation of the consolidated fixed charge coverage ratios.

From the time when MSI has excess availability less than the greater of (a) 10% of the Loan Cap and (b) $50 million, until the time when MSI has excess availability greater than the greater of (a) 10% of the Loan Cap and (b) $50 million for 30 consecutive days, the Restated Revolving Credit Facility will require MSI to maintain a consolidated fixed charge coverage ratio of at least 1.0 to 1.0. The Restated Revolving Credit Facility also contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default (including change of control and cross-default to material indebtedness).

The Restated Revolving Credit Facility contains a number of covenants that, among other things and subject to certain exceptions, restrict MSI’s ability, and the ability of its restricted subsidiaries, to:

•	incur or guarantee additional indebtedness;

•	pay dividends on MSI’s capital stock or redeem, repurchase or retire MSI’s capital stock;

•	make investments, loans, advances and acquisitions;

•	create restrictions on the payment of dividends or other amounts to MSI from its restricted subsidiaries;

•	engage in transactions with MSI’s affiliates;

•	sell assets, including capital stock of MSI’s subsidiaries;

•	prepay or redeem indebtedness;

•	consolidate or merge; and

•	create liens.

In accordance with ASC 470, MSI recorded a loss on the early extinguishment of debt in fiscal 2012 of approximately $2 million to write-off debt issuance costs related to the execution of the Restated Revolving Credit Facility, with the remaining $7 million of unamortized debt issuance costs being amortized over the life of the Restated Revolving Credit Facility. In addition, MSI capitalized $4 million of debt issuance costs in fiscal 2012 associated with the Restated Revolving Credit Facility.  These debt issuance costs are being amortized as interest expense over the life of the Restated Revolving Credit Facility.

As of January 31, 2015 and February 1, 2014, the borrowing base was $650 million, of which MSI had availability of $588 million and $589 million, respectively. Borrowing capacity is available for letters of credit and borrowings on same-day notice. Outstanding standby letters of credit as of January 31, 2015 totaled $62 million.

5.875% Senior Subordinated Notes due 2020

On December 19, 2013, MSI issued $260 million in principal amount of 5.875% senior subordinated notes maturing in 2020 (“2020 Senior Subordinated Notes”). Interest is payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2014. MSI used the net proceeds of these notes to redeem the outstanding 11.375% senior subordinated notes due November 1, 2016, to pay the applicable redemption premium and unpaid interest and to pay other related costs.

On June 16, 2014, MSI issued an additional $250 million of the 2020 Senior Subordinated Notes at 102% of face value, resulting in an effective interest rate of 5.76%. The net proceeds from this borrowing, and the $850 million Additional Term Loan, were used to fully redeem the outstanding 2018 Senior Notes and to pay the applicable make-whole premium and accrued interest.

The 2020 Senior Subordinated Notes are guaranteed, jointly and severally, fully and unconditionally, on an unsecured senior subordinated basis, by each of MSI’s subsidiaries that guarantee indebtedness under the Restated Revolving Credit Facility and the Restated Term Loan Credit Facility (collectively defined as the “Senior Secured Credit Facilities”).

The 2020 Senior Subordinated Notes and the guarantees are MSI’s and the guarantors’ unsecured senior subordinated obligations and are (i) subordinated in right of payment to all of MSI’s and the guarantors’ existing and future senior debt, including the Senior Secured Credit Facilities; (ii) rank equally in right of payment to all of MSI’s and the guarantors’ future senior subordinated debt; (iii) effectively subordinated to all of MSI’s and the guarantors’ existing and future secured debt (including the Senior Secured Credit Facilities) to the extent of the value of the assets securing such debt; (iv) rank senior in right of payment to all of the MSI’s and the guarantors’ existing and future debt and other obligations that are, by their terms, expressly subordinated in right of payment to the 2020 Senior Subordinated Notes; and (v) are structurally subordinated to all obligations of MSI’s subsidiaries that are not guarantors of the 2020 Senior Subordinated Notes.

At any time prior to December 15, 2016, MSI may redeem all or a part of the 2020 Senior Subordinated Notes at a redemption price equal to 100% of the principal amount redeemed plus a make-whole premium, as provided in the indenture governing the 2020 Senior Subordinated Notes (“2020 Senior Subordinated Notes Indenture”), and any unpaid interest to the date of redemption, subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date.

On and after December 15, 2016, MSI may redeem all or part of the 2020 Senior Subordinated Notes, upon notice, at the redemption prices (expressed as percentages of the principal amount of the 2020 Senior Subordinated Notes to be redeemed) set forth below, plus any unpaid interest thereon to the applicable date of redemption if redeemed during the twelve-month period beginning on December 15 of each of the years indicated below:

Year	Percentage
2016	102.938%
2017	101.469%
2018 and thereafter	100.000%

In addition, until December 15, 2016, MSI may, at its option, on one or more occasions redeem up to 40% of the aggregate principal amount of the 2020 Senior Subordinated Notes with the aggregate principal amount to be redeemed (“Equity Offering Redemption Amount”) not to exceed an amount equal to the aggregate gross proceeds from one or more equity offerings (as defined in the 2020 Senior Subordinated Notes Indenture), at a redemption price equal to 105.875% of the aggregate principal amount, plus any unpaid interest, provided that (i) each such redemption occurs within 120 days of the date of closing of each such equity offering; (ii) proceeds in an amount equal to or exceeding the applicable equity offering redemption amount shall be received by, or contributed to the capital of MSI or any of its restricted subsidiaries and (iii) at least 50% of the sum of the aggregate principal amount of the 2020 Senior Subordinated Notes remains outstanding immediately after the occurrence of each such redemption.

Upon a change in control, MSI is required to offer to purchase all of the 2020 Senior Subordinated Notes at a price in cash equal to 101% of the aggregate principal amount, plus any unpaid interest. The 2020 Senior Subordinated Indenture contains covenants limiting MSI’s ability, and the ability of MSI’s restricted subsidiaries, to incur or guarantee additional debt, prepay debt that is subordinated to the 2020 Senior Subordinated Notes, issue stock of subsidiaries, make certain investments, loans, advances and acquisitions, create liens on MSI’s and such subsidiaries’ assets to secure debt, enter into transactions with affiliates, merge or consolidate with another company; and sell or otherwise transfer assets. The covenants also limit MSI’s ability, and the ability of MSI’s restricted subsidiaries, to pay dividends or distributions on MSI’s capital stock or repurchase MSI’s capital stock, subject to certain exceptions, including dividends, distributions and repurchases up to an amount in excess of (i) $100 million plus (ii) a basket that builds based on 50% of MSI’s consolidated net income (as defined in the 2020 Senior Subordinated Indenture) and certain other amounts, in each case, to the extent such payment capacity is not applied as otherwise permitted under the 2020 Senior Subordinated Indenture and subject to certain conditions. As of January 31, 2015, the permitted restricted payment amount was approximately $431 million.  As of January 31, 2015, MSI was in compliance with all covenants.

In accordance with ASC 470, MSI is amortizing $14 million in debt issuance costs, including $5 million of costs capitalized in fiscal 2014 and $4 million capitalized in fiscal 2013, as interest expense over the life of the 2020 Senior Subordinated Notes.

7.50%/8.25% PIK Toggle Notes

On July 29, 2013, FinCo Holdings and FinCo Inc. issued $800 million aggregate principal amount of 7.50%/8.25% PIK Toggle Notes due 2018 (“PIK Notes”) in a private transaction. Interest payments on the PIK Notes are due February 1 and August 1 of each year until maturity on August 1, 2018. The first two interest payments and the last interest payment are required to be paid entirely in cash. All other interest payments must be made in cash, except that all or a portion of the interest on the PIK Notes may be paid by increasing the principal amount of the outstanding PIK Notes or by issuing additional PIK Notes depending on the amount of cash dividends that can be paid by MSI under the credit agreements governing our Senior Secured Credit Facilities, the terms of the indentures governing our outstanding notes and the terms of MSI’s other indebtedness outstanding at the time. If interest on the PIK Notes is paid in-kind by increasing the principal amount of the PIK Notes, or by issuing new PIK Notes, the interest rate is 8.25% per annum, which is the cash interest rate plus 75 basis points. The proceeds from the debt issuance totaled approximately $783 million, after deducting the debt issuance costs. FinCo Holdings distributed the net proceeds to the Company which were used to fund a cash dividend, distribution and other payments to the Company's equity and equity-award holders and to pay related costs.

On July 2, 2014, the Company completed an IPO and received net proceeds totaling $446 million.  The net proceeds were used to redeem $439 million of the outstanding PIK Notes and to pay other expenses of the offering. The aggregate redemption price (including redemption premium and any unpaid interest) was $474 million. On December 10, 2014, the Company redeemed $180 million of the PIK Notes for an aggregate redemption price (including the applicable redemption premium and any unpaid interest) of $188 million.

In accordance with ASC 470, we recorded a loss on the early extinguishment of debt of $18 million related to the redemption of the PIK Notes in fiscal 2014.  The $18 million loss consisted of a $7 million redemption premium and an $11 million charge to write-off debt issuance costs.

The PIK Notes are senior unsecured obligations of FinCo Holdings and FinCo Inc. The PIK Notes are not guaranteed by MSI, Holdings or any of their subsidiaries, however, the indenture governing the PIK Notes contains restrictive covenants that apply to FinCo Holdings and its restricted subsidiaries, including MSI, Holdings and their subsidiaries. A breach of such covenants would cause FinCo Holdings and FinCo Inc. to be in default under the indenture governing the PIK Notes. The indenture also contains restrictive covenants and events of default substantially similar to, but less restrictive than, those of the 2020 Senior Subordinated Notes described above. As of January 31, 2015, we were in compliance with all covenants.

The Company may redeem all or part of the PIK Notes, upon notice, at the redemption prices (expressed as percentages of principal amount of the PIK Toggle Notes to be redeemed) set forth below, plus any unpaid interest to the applicable date of redemption if redeemed during the twelve-month period beginning on August 1 of each of the years indicated below:

Year	Percentage
2014	102.00%
2015	101.00%
2016 and thereafter	100.00%

7.75% Senior Notes due 2018

On October 21, 2010, MSI issued $800 million aggregate principal amount of 7.75% senior notes that matured on November 1, 2018 (“Senior Notes”) at a discounted price of 99.262% of face value, resulting in an effective interest rate of 7.875%. Interest was payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2011. On September 27, 2012, MSI issued an additional $200 million aggregate principal amount (the “Additional Senior Notes” and, together with the Senior Notes, the “2018 Senior Notes”) of Senior Notes under the indenture (the “2018 Senior Indenture”).  The Additional Senior Notes were issued at a premium of 106.25% of face value, resulting in an effective interest rate of 6.50%. On July 16, 2014 and August 1, 2014, we redeemed the 2018 Senior Notes in the aggregate principal amounts of $235 million and $765 million, respectively, plus the applicable make-whole premium and accrued interest, and the 2018 Senior Indenture was discharged.

In accordance with ASC 470, we recorded a loss on the early extinguishment of debt of $56 million related to the redemption of the 2018 Senior Notes.  The $56 million loss consisted of $51 million of redemption premiums and $10 million to write-off related debt issuance costs.  This loss was partially offset by a $5 million write-off of unamortized net premiums.

11.375% Senior Subordinated Notes due 2016

On October 31, 2006, MSI issued $400 million in principal amount of 11.375% senior subordinated notes due November 1, 2016 (the “2016 Senior Subordinated Notes”). Interest was payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 2007.

On February 27, 2013, MSI redeemed $137 million of the 2016 Senior Subordinated Notes at a redemption price equal to 103.792% for an aggregate redemption price (including the applicable redemption premium and any unpaid interest) of $147 million.  On January 21, 2014, MSI redeemed the remaining $256 million of 2016 Senior Subordinated Notes at a redemption price equal to 101.896%, or a total of $261 million. Accordingly, MSI’s obligations under the 2016 Senior Subordinated Notes Indenture were discharged. In accordance with ASC 470, MSI recorded a loss on the early extinguishment of debt in fiscal 2013 of approximately $14 million related to the redemption of our 2016 Senior Subordinated Notes. The $14 million loss was comprised of an $8 million redemption premium and $6 million to write-off related debt issuance and other costs.

13% Subordinated Discount Notes due 2016

On October 31, 2006, we issued $469 million in principal amount of 13% subordinated discount notes due on November 1, 2016, ("Subordinated Discount Notes"). Interest was payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 2012.

On November 1, 2012, we redeemed a portion of each Subordinated Discount Note equal to the applicable high yield discount obligation (“AHYDO Amount”), as defined in the subordinated discount notes indenture, at a redemption price equal to 100% and the remaining outstanding Subordinated Discount Notes at a redemption price equal to 104.333%. In accordance with ASC 470, we recorded a loss on the early extinguishment of debt of approximately $11 million related to the redemption of our Subordinated Discount Notes. The $11 million loss is comprised of an $8 million redemption premium and $3 million to write-off related debt issuance costs.

6. LEASES

We operate stores and use distribution centers, office facilities and equipment that are generally leased under non-cancelable operating leases, the majority of which provide for renewal options. Future minimum annual rental commitments for all non-cancelable operating leases as of January 31, 2015 are as follows (in millions):

For the fiscal year:
2015	$391
2016	356
2017	298
2018	242
2019	183
Thereafter	440
Total minimum rental commitments	$1,910

Rent expense applicable to non-cancelable operating leases was $377 million, $370 million and $355 million in fiscal 2014, fiscal 2013 and fiscal 2012, respectively.

7. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities as of the respective year-end balance sheets for The Michaels Companies, Inc. and MSI are as follows (in millions):

	The Michaels Companies, Inc.		Michaels Stores, Inc.
	Fiscal Year		Fiscal Year
	2014	2013	2014	2013
Gross deferred tax assets:
Accrued liabilities	$13	$14	$13	$14
State income taxes	4	3	4	3
Vacation accrual	8	8	8	8
Share-based compensation	16	22	16	22
Deferred rent	15	17	15	17
Gift cards	5	5	5	5
Self-insurance	19	19	19	19
Original issue discount write-off	33	41	33	41
Federal, State and foreign net operating losses	8	9	8	9
Other	9	10	9	10
Total gross deferred tax assets	130	148	130	148
Valuation allowance	(5)	(9)	(5)	(9)
Total deferred tax assets, net of valuation allowance	125	139	125	139

Deferred tax liabilities:
Merchandise inventories	(8)	(10)	(8)	(10)
Property and equipment	(34)	(25)	(34)	(25)
Unremitted earnings	(2)	—	(2)	—
Cancellation of debt income	(32)	(40)	(32)	(40)
Total deferred tax liabilities	(76)	(75)	(76)	(75)

Net deferred tax assets	$49	$64	$49	$64

Current portion	38	38	38	38
Non-current portion	11	26	11	26
Total	$49	$64	$49	$64

The reconciliation between the actual provision for income tax and the provision for income tax calculated by applying the federal statutory tax rate of 35% is as follows (in millions):

	The Michaels Companies, Inc.			Michaels Stores, Inc.
	Fiscal Year			Fiscal Year
	2014	2013	2012	2014	2013	2012
Income tax provision at statutory rate	$123	$133	$111	$146	$144	$111
State income taxes, net of federal income tax effect	11	8	6	13	9	6
Federal tax credits	(2)	(1)	—	(2)	(1)	—
Unrecognized tax benefits	4	—	(1)	4	—	(1)
State valuation allowance	(4)	(1)	—	(4)	(1)	—
Other	2	(3)	(1)	—	(3)	(1)
Total provision for income tax	$134	$136	$115	$157	$148	$115

The federal, state and international provision for income tax for The Michaels Companies, Inc. and MSI are as follows (in millions):

	The Michaels Companies, Inc.			Michaels Stores, Inc.
	Fiscal Year			Fiscal Year
	2014	2013	2012	2014	2013	2012
Current:
Federal	$90	$114	$92	$111	$125	$92
State	19	15	10	21	15	10
International	10	11	20	10	11	20
Total current	119	140	122	142	151	122

Deferred:
Federal	20	(1)	(7)	20	—	(7)
State	(2)	(4)	1	(2)	(4)	1
International	(3)	1	(1)	(3)	1	(1)
Total deferred	15	(4)	(7)	15	(3)	(7)

Provision for income taxes	$134	$136	$115	$157	$148	$115

A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.  In evaluating our ability to realize our deferred tax assets we considered sources of future taxable income, including future reversals of existing taxable temporary differences, forecast of future profitability, taxable income in prior carryback years and tax-planning strategies. The valuation allowance recorded, net of the federal benefit, against our deferred tax assets totaled $5 million and $9 million as of January 31, 2015 and February 1, 2014, respectively.

At January 31, 2015, we had state net operating loss carryforwards to reduce future taxable income of approximately $8 million, net of federal tax benefits, expiring at various dates between fiscal 2015 and fiscal 2032. Cash paid for income taxes totaled $112 million, $145 million and $108 million in fiscal 2014, fiscal 2013 and fiscal 2012, respectively.

Uncertain Tax Positions

We operate in a number of tax jurisdictions and are subject to examination of our income tax returns by tax authorities in those jurisdictions who may challenge any item on these tax returns. Because the tax matters challenged by tax authorities are typically complex, the ultimate outcome of these challenges is uncertain. In accordance with

ASC 740, Income Taxes, we recognize the benefits of uncertain tax positions in our consolidated financial statements only after determining that it is more likely than not that the uncertain tax positions will be sustained.

A reconciliation of gross unrecognized tax benefits, including reduction of deferred tax assets for state operating losses, from the end of fiscal year 2013 through the end of fiscal 2014 is as follows  (in millions):

Balance at beginning of year	$12
Additions based on tax positions related to the current year	3
Additions for tax positions related to prior years	4
Reductions for expiration of statute of limitations	(2)
Balance at end of year	$17

Included in the balance of unrecognized tax benefits at January 31, 2015 is $5 million which, if recognized, would affect tax expense. Our policy is to classify all income-tax related interest and penalties as income tax expense. At January 31, 2015 and February 1, 2014, the total amount of interest and penalties accrued within the tax liability was $3 million and $2 million, respectively. There was no material interest and penalties recognized in the consolidated statements of comprehensive income in fiscal years 2014, 2013 and 2012.

In the normal course of business, we are subject to examination by taxing authorities in major Canadian, U.S. Federal and U.S. State jurisdictions. The periods subject to examination for our federal return are fiscal 2010 to fiscal 2014, fiscal 2007 to fiscal 2014 for our Canadian returns and fiscal 2009 to fiscal 2014 for all major state tax returns. The pretax income from foreign operations for fiscal 2014, fiscal 2013 and fiscal 2012 totaled $38 million, $39 million and $52 million, respectively.

8. SHARE-BASED COMPENSATION

The Michaels Companies, Inc. Amended and Restated 2014 Omnibus Long-Term Incentive Plan (“2014 Omnibus Plan”) provides for the grant of share-based awards for up to 21 million shares of common stock. As of January 31, 2015, there were 8.8 million shares of common stock remaining available for grant. Generally, awards vest ratably over four or five years and expire eight to ten years from the grant date. During fiscal 2014 and the last quarter of fiscal 2013, the Company measured share-based compensation for new awards using the grant date fair value accounting guidance of ASC 718. During fiscal 2012 and the first three quarters of fiscal 2013, the Company determined its employee stock options should be recorded under the liability accounting guidance of ASC 718. As such we measured share-based compensation based on either the grant date fair value of the equity awards or the fair value of our option awards at the end of the period. As of January 31, 2015, compensation cost for all share-based awards not yet recognized related to nonvested awards totaled $14 million and is expected to be recognized over a weighted-average period of 2.8 years. Share-based liabilities paid in fiscal 2013 totaled $19 million. Share-based compensation totaled $19 million in fiscal 2014, $34 million in fiscal 2013 and $21 million in fiscal 2012 and is recorded in cost of sales and occupancy expense and share-based compensation in the consolidated statements of comprehensive income.

Stock Options

The fair value of each stock option is estimated using the Black-Scholes option pricing model. The following table presents the weighted-average assumptions used during fiscal years 2014, 2013 and 2012:

	Fiscal Year
	2014			2013			2012
Risk-free interest rates (1)			1.3%	0.1	-	1.4%	0.1	-	1.1%
Expected dividend yield			0.0%			0.0%			0.0%
Expected volatility (2)	27.5	-	28.4%	25.5	-	32.5%	29	-	35.2%
Expected life of options in years (3)			4.0	4.0	-	5.0	1.0	-	5.0
Fair value of equity per share (4)	$15.16	-	22.75	$14.76	-	18.28	$16.32	-	16.99

(1)	Based on interest rates for U.S. Treasury instruments with terms consistent with the expected lives of the awards.
(2)	We considered both the historical volatility as well as implied volatilities for exchange-traded options of a peer group of companies.
(3)

Expected lives were based on an analysis of historical exercise and post-vesting employment termination behavior. Since fair value was remeasured at the end of the year in fiscal 2012, and at the end of the third quarter in fiscal 2013, the expected life was adjusted based on the remaining life of the options.

(4)

The Company’s common stock valuations for periods prior to our IPO on June 27, 2014, fiscal 2013 and fiscal 2012 relied on projections of our future performance, estimates of our weighted-average cost of capital, and metrics based on the performance of a peer group of similar companies, including valuation multiples and stock price volatility.  Subsequent to June 27, 2014, the Company used the closing market price of our common stock on the grant date.

The stock option activity during the fiscal year ended January 31, 2015 was as follows:

			Weighted-
			Average
			Remaining	Aggregate
	Number of	Weighted-	Contractual	Intrinsic
	Shares	Average Exercise	Term (In	Value
	(In millions)	Price	years)	(In millions)

Outstanding at beginning of year	11.8	$9.37
Granted	1.6	15.88
Exercised	(3.0)	7.67
Expired/Forfeited	(0.6)	11.82
Outstanding at end of year	9.8	10.86	4.9	$146

Shares exercisable at end of year	5.5	$8.35	3.2	$96

The total fair value of options that vested during fiscal 2014, fiscal 2013 and fiscal 2012 was $15 million, $17 million and $30 million, respectively. The intrinsic value for options that vested during fiscal 2014, fiscal 2013 and fiscal 2012 was $33 million, $25 million and $22 million, respectively. The intrinsic value for options exercised was $42 million in fiscal 2014, $27 million in fiscal 2013 and $5 million in fiscal 2012. As of the beginning of fiscal 2014, there were 5.2 million nonvested options with a weighted-average fair value of $6.04 per share. As of the end of fiscal 2014, there were 4.3 million nonvested options with a weighted-average fair value of $4.66 per share. The weighted-average fair value of options granted during fiscal 2014 and fiscal 2013 was $3.77 and $4.68, respectively. During fiscal 2014, there were 2.0 million options that vested and 0.6 million options that were cancelled with a weighted-average fair value of $7.16 and $5.77 per share, respectively.

Restricted Shares

The Company issues restricted shares to certain key employees and its Board of Directors. Generally, restricted shares awarded to employees vest ratably over four or five years. Restricted shares awarded to Board of Director members vest ratably over one year.

Restricted share activity during the fiscal year ended January 31, 2015 was as follows:

	Number of	Weighted-
	Shares	Average Fair
	(in millions)	Value
Outstanding at beginning of year	0.80	$17.07
Granted	0.30	16.04
Vested	(0.20)	16.64
Forfeited	—	16.49
Outstanding at end of year	0.90	$16.79

9.   EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing income available to common stockholders by the weighted-average shares outstanding plus the potential dilutive impact from the exercise of stock options and restricted shares. Common equivalent shares are excluded from the computation if their effect is anti-dilutive.  There were no material anti-dilutive shares during the periods presented.

The following table presents a reconciliation of the diluted weighted-average shares (in millions, except per share data):

	Fiscal Year
	2014	2013	2012
Numerator:
Net income	$217	$243	$200
Income related to vested restricted shares	1	1	—
Income available to common stockholders	$216	$242	$200

Denominator:
Basic weighted-average shares	203.2	174.8	174.7
Effect of dilutive securities:
Stock options	3.9	3.9	3.3
Restricted shares	0.2	—	0.2
Dilutive weighted-average shares	207.3	178.7	178.2

Basic earnings per common share	$1.07	$1.39	$1.14
Diluted earnings per common share	$1.05	$1.36	$1.12

10. SEGMENTS AND GEOGRAPHIC INFORMATION

We consider our Michaels-U.S., Michaels-Canada and Aaron Brothers to be our operating segments for purposes of determining reportable segments based on the criteria of ASC 280, Segment Reporting (“ASC 280”). We determined that each of our operating segments have similar economic characteristics and meet the aggregation criteria set forth in ASC 280. Therefore, we combine our operating segments into one reporting segment.

Our net sales and total assets by country are as follows (in millions):

	Fiscal Year
	2014	2013	2012
Net Sales:
United States	$4,277	$4,132	$3,989
Canada	461	438	419
Consolidated Total	$4,738	$4,570	$4,408

Total Assets:
United States	$1,870	$1,688	$1,446
Canada	135	123	109
Consolidated Total	$2,005	$1,811	$1,555

We present assets based on their physical, geographic location. Certain assets located in the U.S. are also used to support our Canadian operations, but we do not allocate these assets to Canada.

Our net sales by major product categories are as follows (in millions):

	Fiscal Year
	2014	2013	2012
General crafts	$2,409	$2,371	$2,220
Home décor and seasonal	971	898	890
Framing	903	862	836
Scrapbooking	455	439	462
	$4,738	$4,570	$4,408

Our chief operating decision makers evaluate historical operating performance and plan and forecast future periods’ operating performance based on operating income and earnings before interest, income taxes, depreciation, amortization and losses on early extinguishments of debt and refinancing costs (“EBITDA (excluding losses on early extinguishments of debt and refinancing costs)”). We believe these metrics more closely reflect the operating effectiveness of factors over which management has control. A reconciliation of EBITDA (excluding losses on early extinguishments of debt and refinancing costs) to net income is presented below (in millions):

	Fiscal Year
	2014	2013	2012
Net income	$217	$243	$200
Interest expense	199	215	245
Losses on early extinguishments of debt and refinancing costs	74	14	33
Provision for income taxes	134	136	115
Depreciation and amortization	111	106	97
EBITDA (excluding losses on early extinguishments of debt and refinancing costs)	$735	$714	$690

11. CONTINGENCIES

Rea Claim

On September 15, 2011, MSI was served with a lawsuit filed in the California Superior Court in and for the County of Orange (“Superior Court”) by four former store managers as a class action proceeding on behalf of themselves and certain former and current store managers employed by MSI in California. The lawsuit alleges that MSI improperly classified its store managers as exempt employees and as such failed to pay all wages, overtime, waiting time penalties and failed to provide accurate wage statements. The lawsuit also alleges that the foregoing conduct was in breach of various laws, including California’s unfair competition law. On December 3, 2013, the

Superior Court entered an order certifying a class of approximately 200 members.  MSI successfully removed the case to the United States District Court for the Central District of California and on May 8, 2014, the class was de‑certified.  As a result of the decertification, we have approximately 50 individual claims pending. We believe we have meritorious defenses and intend to defend the lawsuits vigorously. We do not believe the resolution of the lawsuits will have a material effect on our consolidated financial statements.

Fair Credit Reporting Claim

On December 11, 2014, MSI was served with a lawsuit, Christina Graham v. Michaels Stores, Inc., filed in the U.S. District Court for the District of New Jersey by a former associate.  The lawsuit is a purported class action, bringing plaintiff’s individual claims, as well as claims on behalf of a putative class of applicants who applied for employment with Michaels through an online application, and on whom a background check for employment was procured. The lawsuit alleges that MSI violated the Fair Credit Reporting Act (“FCRA”) and the New Jersey Fair Credit Reporting Act by failing to provide the proper disclosure and obtain the proper authorization to conduct background checks.  Since the initial filing, another named plaintiff joined the lawsuit, which was amended in February 2015, Christina Graham and Gary Anderson v. Michaels Stores, Inc., with substantially similar allegations.  The plaintiffs seek statutory and punitive damages as well as attorneys’ fees and costs.

Following the filing of the Graham case in New Jersey, four additional purported class action lawsuits with five plaintiffs were filed, Raini Burnside v. Michaels Stores, Inc., pending in the U.S. District Court in the Western District of Missouri, Michele Castro and Janice Bercut v. Michaels Stores, Inc., in the U.S. District Court in the Northern District of Texas, Sue Gettings v. Michaels Stores, Inc., in the U.S. District Court in the Southern District of New York, and Barbara Horton v. Michaels Stores, Inc., in the U.S. District Court in the Central District of California. All five plaintiffs allege violations of the FCRA.  In addition, Castro, Horton and Bercut also allege violations of California’s unfair competition law.

Since the filing of these lawsuits, an application has been made to the U.S. Judicial Panel on Multidistrict Litigation to consolidate and transfer the pending cases to the Northern District of Texas.  The Company intends to defend the lawsuits vigorously. We cannot reasonably estimate the potential loss, or range of loss, related to the lawsuits, if any.

Data Security Incident

Five putative class actions were filed against MSI relating to the January 2014 data breach.  The plaintiffs generally allege that MSI failed to secure and safeguard customers’ private information including credit and debit card information, and as such, breached an implied contract, and violated the Illinois Consumer Fraud Act (and other states’ similar laws) and are seeking damages including declaratory relief, actual damages, punitive damages, statutory damages, attorneys’ fees, litigation costs, remedial action, pre and post judgment interest, and other relief as available.  The cases, are as follows: Christina Moyer v. Michaels Stores, Inc., was filed on January 27, 2014; Michael and Jessica Gouwens v. Michaels Stores, Inc., was filed on January 29, 2014; Nancy Maize and Jessica Gordon v. Michaels Stores, Inc., was filed on February 21, 2014; and Daniel Ripes v. Michaels Stores, Inc., was filed on March 14, 2014. These four cases were filed in the United States District Court-Northern District of Illinois, Eastern Division.  On March 18, 2014, an additional putative class action was filed in the United States District Court for the Eastern District of New York, Mary Jane Whalen v. Michaels Stores, Inc., but was voluntarily dismissed by the plaintiff on April 11, 2014 without prejudice to her right to re‑file a complaint. On April 16, 2014, an order was entered consolidating the remaining actions. On July 14, 2014, the Company’s motion to dismiss the consolidated complaint was granted. On August 11, 2014, plaintiffs filed a motion to alter or amend the judgment, which was denied on October 14, 2014. The deadline to file a notice of appeal expired on November 13, 2014.

On December 2, 2014, Whalen filed a new lawsuit against MSI related to the data breach in the United States District Court for the Eastern District of New York, Mary Jane Whalen v. Michaels Stores, Inc., seeking damages including declaratory relief, monetary damages, statutory damages, punitive damages, attorneys’ fees and costs, injunctive relief, pre and post judgment interest, and other relief as available. The Company intends to defend the lawsuit vigorously. We cannot reasonably estimate the potential loss, or range of loss, related to the lawsuit, if any.

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

California Zip Code Claims

On August 15, 2008, Linda Carson, a consumer, filed a purported class action proceeding against MSI in the Superior Court of California, County of San Diego (“San Diego Superior Court”), on behalf of herself and all similarly-situated California consumers. The Carson lawsuit alleges that MSI unlawfully requested and recorded personally identifiable information (i.e., her zip code) as part of a credit card transaction. The plaintiff seeks statutory penalties, costs, interest, and attorneys’ fees. On February 10, 2011, the California Supreme Court ruled, in a similar matter, Williams-Sonoma v. Pineda, that zip codes are personally identifiable information and, therefore, the Song-Beverly Credit Card Act of 1971, as amended, prohibits businesses from requesting or requiring zip codes in connection with a credit card transaction.

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

For some of the matters disclosed above, as well as other matters previously disclosed in the Company’s filings with the SEC, the Company is able to estimate a range of losses in excess of the amounts recorded, if any, in the accompanying consolidated financial statements.  As of January 31, 2015, the aggregate estimated loss is approximately $17 million, which includes amounts recorded by the Company.

12. RETIREMENT PLANS

We sponsor a 401(k) Savings Plan for our eligible employees and certain of our subsidiaries. Participation in the 401(k) Savings Plan is voluntary and available to any employee who is at least 21 years of age and has completed 500 hours of service in a six-month eligibility period. Participants may elect to contribute up to 80% of their compensation on a pre-tax basis and up to 10% on an after-tax basis. In accordance with the provisions of the 401(k) Savings Plan, we make a matching cash contribution to the account of each participant in an amount equal to 50% of the participant’s pre-tax contributions that do not exceed 6% of the participant’s compensation for the year.

Matching contributions vest to the participants based on years of service, with 100% vesting after three years. Our matching contribution expense was $4 million in each of fiscal 2014, fiscal 2013 and fiscal 2012.

13. RELATED PARTY TRANSACTIONS

Bain Capital Partners, LLC (“Bain Capital”) and The Blackstone Group L.P. (“The Blackstone Group”, together with Bain Capital, the “Sponsors”) own approximately 70% of our outstanding common stock as of  January 31, 2015. Prior to our IPO on July 2, 2014, the Sponsors and another common stockholder, Highfields Capital Management LP (“Highfields”), received annual management fees of $12 million and $1 million, respectively.  In connection with the IPO, the management agreement was terminated and the Company paid the Sponsors and Highfields an aggregate $30 million termination fee. During fiscal 2014, fiscal 2013 and fiscal 2012, we recognized expense of $35 million, $14 million and $13 million, respectively, related to management fees and reimbursement of out-of-pocket expenses. These expenses are included in related party expenses in the consolidated statements of comprehensive income.

The Blackstone Group owns a majority equity position in RGIS, an external vendor we utilize to count our store inventory. Payments associated with this vendor during each of fiscal 2014, fiscal 2013 and fiscal 2012 were $6 million, and are included in SG&A in the consolidated statements of comprehensive income.

The Blackstone Group owns a majority equity position in Vistar, an external vendor we utilize for all of the candy-type items in our stores. Payments associated with this vendor during fiscal 2014, fiscal 2013 and fiscal 2012 were $26 million, $24 million and $24 million, respectively, and are recognized in cost of sales as the sales are incurred.

The Blackstone Group owns a majority equity position in Hilton Hotels, an external vendor we utilize for hospitality services. Payments associated with this vendor were $1 million during fiscal 2014, minimal during fiscal 2013, and $1 million during fiscal 2012, and are included in SG&A in the consolidated statements of comprehensive income.

The Blackstone Group owns a majority equity position in Brixmor Properties Group, a vendor we utilize to lease certain properties. Payments associated with this vendor during fiscal 2014, fiscal 2013 and fiscal 2012 were $3 million, $4 million and $5 million, respectively. These expenses are included in cost of sales and occupancy expense in the consolidated statements of comprehensive income.

Our current directors (other than Jill A. Greenthal, John J. Mahoney, James A. Quella, Beryl B. Raff and Carl S. Rubin ) are affiliates of Bain Capital or The Blackstone Group. As such, some or all of such directors may have an indirect material interest in payments with respect to debt securities of the Company that have been purchased by affiliates of Bain Capital and The Blackstone Group. As of January 31, 2015, affiliates of The Blackstone Group held $50 million of our Restated Term Loan Credit Facility.

14. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Our debt covenants restrict MSI, and certain subsidiaries of MSI, from various activities including the incurrence of additional debt, payment of dividends and the repurchase of MSI’s capital stock (subject to certain exceptions), among other things.  The following condensed consolidated financial information represents the financial information of MSI and its wholly-owned subsidiaries.  The information is presented in accordance with the requirements of Rule 12-04 under the SEC’s Regulation S-X. In addition, disclosure requirements of Rule 12-04 of Regulation S-X regarding material contingencies and long-term obligations are included in Note 5. Debt, Note 6. Leases, Note 7. Income Taxes and Note 11. Contingencies, where applicable.

Michaels Stores, Inc.

Condensed Consolidated Balance Sheets

(in millions)

	Fiscal Year
	2014	2013
ASSETS

Current assets:
Cash and equivalents	$374	$234
Merchandise inventories	958	901
Prepaid expense and other	85	95
Receivable from parent	—	2
Deferred income taxes	38	39
Income tax receivables	2	2
Total current assets	1,457	1,273
Property and equipment, net	386	358
Goodwill	94	94
Debt issuance costs, net	38	37
Deferred income taxes	20	28
Long-term receivable from Parent	5	8
Other assets	2	3
Total assets	$2,002	$1,801

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$447	$368
Accrued liabilities and other	389	377
Current portion of long-term debt	25	16
Dividend payable to Holdings	—	30
Deferred income taxes	—	1
Income taxes payable	60	42
Total current liabilities	921	834
Long-term debt	2,943	2,878
Deferred income taxes	9	2
Other liabilities	93	88
Total stockholders’ deficit	(1,964)	(2,001)
Total liabilities and stockholders’ deficit	$2,002	$1,801

Michaels Stores, Inc.

Condensed Consolidated Statements of Comprehensive Income

(in millions)

	Fiscal Year
	2014	2013	2012
Net sales	$4,738	$4,570	$4,408
Cost of sales and occupancy expense	2,837	2,748	2,643
Gross profit	1,901	1,822	1,765
Selling, general and administrative	1,217	1,169	1,132
Share-based compensation	14	23	15
Related party expenses	35	14	13
Store pre-opening costs	5	5	5
Impairment of intangible assets	—	—	8
Operating income	630	611	592
Interest expense	155	183	245
Losses on early extinguishments of debt and refinancing costs	56	14	33
Other expense and (income), net	3	2	(1)
Income before income taxes	416	412	315
Provision for income taxes	157	148	115
Net income	$259	$264	$200

Other comprehensive income, net of tax:
Foreign currency translation adjustment and other	(12)	(6)	—
Comprehensive income	$247	$258	$200

Michaels Stores, Inc.

Condensed Consolidated Statements of Cash Flows

(in millions)

	Fiscal Year
	2014	2013	2012
Cash flows provided by operating activities:
Net cash provided by operating activities	$521	$468	$299

Cash flows used in investing activities:
Additions to property and equipment	(138)	(112)	(124)

Cash flows from financing activities:
Net repayments of debt	(1,101)	(805)	(2,632)
Net borrowings of debt	1,124	649	2,175
Payment of dividend to Holdings	(256)	—	—
Other financing activities	(10)	(22)	(33)
Net cash used in financing activities	(243)	(178)	(490)

Net change in cash and equivalents	140	178	(315)
Cash and equivalents at beginning of period	234	56	371
Cash and equivalents at end of period	$374	$234	$56

15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Unaudited quarterly results of operations for fiscal 2014 and fiscal 2013 were as follows (in millions, except per share data):

	Fiscal Year 2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$1,052	$948	$1,130	$1,608
Cost of sales and occupancy expense	623	591	678	945
Gross profit	429	357	452	663
Selling, general and administrative	282	270	304	364
Share-based compensation	4	2	4	4
Operating income	139	52	142	294
Losses on early extinguishments of debt and refinancing costs	—	68	—	6
Net income (loss)	45	(48)	64	157
Diluted earnings (loss) per share	$0.25	$(0.26)	$0.31	$0.75

	Fiscal Year 2013
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$993	$904	$1,118	$1,555
Cost of sales and occupancy expense	584	567	665	932
Gross profit	409	337	453	623
Selling, general and administrative	272	254	309	335
Share-based compensation	3	8	4	8
Operating income	128	71	135	276
Losses on early extinguishments of debt and refinancing costs	7	—	—	7
Net income	46	17	47	133
Diluted earnings per share	$0.26	$0.09	$0.26	$0.74

We report on the basis of a 52-week or 53-week fiscal year, which ends on the Saturday closest to January 31. Our interim periods each contain 13 weeks, with the first quarter ending on a Saturday 13 weeks after the end of our previous fiscal year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 19, 2015	THE MICHAELS COMPANIES, INC.

	By:	/s/ Charles M. Sonsteby
Charles M. Sonsteby
Chief Administrative Officer & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Carl S. Rubin	Chief Executive Officer and Director	March 19, 2015
Carl S. Rubin	(Principal Executive Officer)

/s/ Charles M. Sonsteby	Chief Administrative Officer & Chief Financial Officer	March 19, 2015
Charles M. Sonsteby	(Principal Financial Officer)

/s/ James E. Sullivan	Chief Accounting Officer and Controller	March 19, 2015
James E. Sullivan	(Principal Accounting Officer)

/s/ Josh Bekenstein	Director	March 19, 2015
Josh Bekenstein

/s/ Todd M. Cook	Director	March 19, 2015
Todd M. Cook

/s/ Nadim El Gabbani	Director	March 19, 2015
Nadim El Gabbani

/s/ Jill A. Greenthal	Director	March 19, 2015
Jill A. Greenthal

/s/ Lewis S. Klessel	Director	March 19, 2015
Lewis S. Klessel

/s/ Matthew S. Levin	Director	March 19, 2015
Matthew S. Levin

/s/ John J. Mahoney	Director	March 19, 2015
John J. Mahoney

/s/ James A. Quella	Director	March 19, 2015
James A. Quella

/s/ Beryl B. Raff	Director	March 19, 2015
Beryl B. Raff

/s/ Peter F. Wallace	Director	March 19, 2015
Peter F. Wallace

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1

Agreement and Plan of Merger, dated as of July 22, 2013, by and among Michaels Stores, Inc., The Michaels Companies, Inc., Michaels FinCo Holdings, LLC, Michaels Funding, Inc., and Michaels Stores MergerCo. Inc. (previously filed as Exhibit 2.1 to Form 10-Q filed by Michaels Stores, Inc. on August 30, 2013, SEC File No. 001-09338).

3.1	Second Amended and Restated Certificate of Incorporation of The Michaels Companies, Inc. (previously filed as Exhibit 3.2 to Form S-1 filed by the Company on June 9, 2014, SEC File No. 333-193000).

3.2	Form of Amended and Restated Bylaws of The Michaels Companies, Inc. (previously filed as Exhibit 3.4 to Form S-1 filed by the Company on June 2, 2014, SEC File No. 333-193000).

4.1	Form of Specimen Common Stock Certificate of The Michaels Companies, Inc. (previously filed as Exhibit 4.1 to Form S-1 filed by the Company on June 16, 2014, SEC File No. 333-193000)

4.2	Form of Amended and Restated Registration Rights Agreement (previously filed as Exhibit 4.2 to Form S-1 filed by the Company on June 2, 2014, SEC File No. 333-193000).

4.3	Form of Investor Agreement (previously filed as Exhibit 4.3 to Form S-1 filed by the Company on June 2, 2014, SEC File No. 333-193000).

4.4

Senior Indenture, dated as of October 31, 2006, among Michaels Stores, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee (previously filed as Exhibit 4.1 to Form 10-Q filed by Michaels Stores, Inc. on December 7, 2006, SEC File No. 001-09338).

4.5

Supplemental Indenture, dated as of October 20, 2010, by and among Michaels Stores, Inc. and Law Debenture Trust Company of New York, as trustee (previously filed as Exhibit 4.1 to Form 8-K filed by Michaels Stores, Inc. on October 26, 2010, SEC File No. 001-09338).

4.6

Indenture, dated as of October 21, 2010, by and among Michaels Stores, Inc., the guarantors named therein and Law Debenture Trust Company of New York, as trustee (previously filed as Exhibit 4.2 to Form 8-K filed by Michaels Stores, Inc. on October 26, 2010, SEC File No. 001-09338).

4.7

Supplemental Indenture, dated as of September 27, 2012, by and among Michaels Stores, Inc., the guarantors named therein and Law Debenture Trust Company of New York, as trustee (previously filed as Exhibit 4.1 to Form 8-K filed by Michaels Stores, Inc. on October 2, 2012, SEC File No. 001-09338).

4.8

Indenture, dated as of December 19, 2013, by and among Michaels Stores, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee (previously filed as Exhibit 4.1 to Form 8-K filed by Michaels Stores, Inc. on December 19, 2013, SEC File No. 001-09338).

4.9

Supplemental Indenture, dated as of June 16, 2014, by and among Michaels Stores, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee (previously filed as Exhibit 4.11 to Form S-1 filed by the Company on June 16, 2014, SEC File No. 333-193000)

4.10

Indenture, dated as of July 29, 2013, among Michaels FinCo Holdings, LLC, Michaels FinCo, Inc. and Law Debenture Trust Company of New York, as trustee (previously filed as Exhibit 4.12 to Form S-1 filed by the Company on June 16, 2014, SEC File No. 333-193000)

4.11

Registration Rights Agreement, dated as of October 31, 2006, among Michaels Stores, Inc. and certain stockholders thereof (previously filed as Exhibit 4.7 to Form 10-Q filed by Michaels Stores, Inc. on December 7, 2006, SEC File No. 001-09338).

4.12

Registration Rights Agreement, dated as of September 27, 2012, by and among Michaels Stores, Inc., the guarantors named therein and the Initial Purchasers named therein (previously filed as Exhibit 4.2 to Form 8-K filed by Michaels Stores, Inc. on October 2, 2012, SEC File No. 001-09338).

10.1*	Michaels Stores, Inc. 2006 Equity Incentive Plan (previously filed as Exhibit 10.1 to Form 8-K filed by Michaels Stores, Inc. on February 21, 2007, SEC File No. 001-09338).

10.2*

Form of Stock Option Agreement under the Michaels Stores, Inc. 2006 Equity Incentive Plan (previously filed as Exhibit 10.2 to Form 8-K filed by Michaels Stores, Inc. on February 21, 2007, SEC File No. 001-09338).

10.3*

Amended Form of Stock Option Agreement under Michaels Stores, Inc. 2006 Equity Incentive Plan (previously filed as Exhibit 10.1 to Form 10-Q filed by Michaels Stores, Inc. on September 4, 2009, SEC File No. 001-09338).

10.4*

Form of Restricted Stock Award Agreement under the Michaels Stores, Inc. 2006 Equity Incentive Plan (previously filed as Exhibit 10.3 to Form 10-Q filed by Michaels Stores, Inc. on June 6, 2008, SEC File No. 001-09338).

10.5*	The Michaels Companies, Inc. Equity Incentive Plan (previously filed as Exhibit 10.1 to Form 10-Q filed by Michaels Stores, Inc. on August 30, 2013, SEC File No. 001-09338).

10.6*

Form of Stock Option Agreement under the Michaels Companies, Inc. Equity Incentive Plan (previously filed as Exhibit 10.2 to Form 10-Q filed by Michaels Stores, Inc. on August 30, 2013, SEC File No. 001-09338).

10.7*

Form of Restricted Stock Award Agreement under the Michaels Companies, Inc. Equity Incentive Plan (previously filed as Exhibit 10.3 to Form 10-Q filed by Michaels Stores, Inc. on August 30, 2013, SEC File No. 001-09338).

10.8*

Form of Restricted Stock Award Agreement for Independent Directors under the Michaels Companies, Inc. Equity Incentive Plan (previously filed as Exhibit 10.1 to Form 10-Q filed by Michaels Stores, Inc. on December 10, 2013, SEC File No. 001-09338).

10.9*	Amended and Restated 2014 Omnibus Long-Term Incentive Plan (previously filed as Exhibit 10.1 to Form S-1 filed by the Company on June 16, 2014, SEC File No. 333-193000).

10.10*	Form of Stock Option Agreement under the 2014 Omnibus Long-Term Incentive Plan (previously filed as Exhibit 10.2 to Form S-1 filed by the Company on June 2, 2014, SEC File No. 333-193000).

10.11*	Form of Restricted Stock Award Agreement under the 2014 Omnibus Long-Term Incentive Plan (previously filed as Exhibit 10.3 to Form S-1 filed by the Company on June 2, 2014, SEC File No. 333-193000).

10.12*

Form of Restricted Stock Award Agreement for Independent Directors under the 2014 Omnibus Long-Term Incentive Plan (previously filed as Exhibit 10.4 to Form S-1 filed by the Company on June 2, 2014, SEC File No. 333-193000).

10.13*	Form of Restricted Stock Unit Agreement under the 2014 Omnibus Long-Term Incentive Plan (previously filed as Exhibit 10.1 to Form 10-Q filed by the Company on August 29, 2014, SEC File No. 001-36501).

10.14*	Form of Fiscal Year 2014 Bonus Plan for Executive Officers (previously filed as exhibit 10.1 to form 8-K filed by Michaels Stores, Inc. on March 31, 2014, SEC File No. 001-09338).

10.15*	The Michaels Companies, Inc. Annual Incentive Plan (previously filed as Exhibit 10.14 to Form S-1 filed by the Company on June 2, 2014, SEC File No. 333-193000).

10.16*

Employment Agreement, dated February 13, 2013, between Michaels Stores, Inc. and Carl S. Rubin (previously filed as Exhibit 10.1 to Form 10-Q filed by Michaels Stores, Inc. on May 24, 2013, SEC File No. 001-09338).

10.17*

Restricted Stock Award Agreements, dated March 18, 2013, between Michaels Stores, Inc. and Carl S. Rubin (previously filed as Exhibit 10.2 to Form 10-Q filed by Michaels Stores, Inc. on May 24, 2013, SEC File No. 001-09338).

10.18*

Stock Option Agreement, dated March 18, 2013, between Michaels Stores, Inc. and Carl S. Rubin (previously filed as Exhibit 10.1 to Form 10-Q filed by Michaels Stores, Inc. on May 24, 2013, SEC File No. 001-09338).

10.19*

Letter Agreement, dated September 15, 2010, between Michaels Stores, Inc. and Charles M. Sonsteby (previously filed as Exhibit 99.2 to Form 8-K filed by Michaels Stores, Inc. on September 17, 2010, SEC File No. 001-09338).

10.20

Amended and Restated Stockholders Agreement, dated as of February 16, 2007, among Michaels Stores, Inc. and certain stockholders thereof (previously filed as Exhibit 10.23 to Form 10-K filed by Michaels Stores, Inc. on May 3, 2007, SEC File No. 001-09338).

10.21

Management Agreement, dated as of October 31, 2006, among Michaels Stores, Inc., Bain Capital Partners, LLC and Blackstone Management Partners V, LLC (previously filed as Exhibit 10.2 to Form 10-Q filed by Michaels Stores, Inc. on December 7, 2006, SEC File No. 001-09338).

10.22

Management Agreement, dated as of October 31, 2006, between Michaels Stores, Inc. and Highfields Capital Management, LP (previously filed as Exhibit 10.3 to Form 10-Q filed by Michaels Stores, Inc. on December 7, 2006, SEC File No. 001-09338).

10.23*	Michaels Stores, Inc. Amended and Restated Officer Severance Pay Plan (previously filed as Exhibit 10.26 to Form S-1 filed by the Company on January 12, 2015, SEC File No. 333-201444).

10.24	Form of Director and Officer Indemnification Agreement (previously filed as Exhibit 10.29 to Form S-1 filed by the Company on June 9, 2014 SEC File No. 333-193000).

10.25

Amended and Restated Credit Agreement, dated as of February 18, 2010, among Michaels Stores, Inc., as lead borrower, the borrowers named therein, the facility guarantors named therein, Bank of America, N.A., as administrative agent and collateral agent, the lenders party thereto (collectively, the “Lenders”), Wells Fargo Retail Finance, LLC, as syndication agent, Deutsche Bank Securities Inc., JPMorgan Chase Bank, N.A. and Credit Suisse, as co-documentation agents, General Electric Capital Corporation, UBS Securities LLC and RBS Business Capital, as senior managing agents, Banc of America Securities, LLC, Wells Fargo Retail Finance, LLC and Deutsche Bank Securities Inc., as joint lead arrangers, and Banc of America Securities LLC, Wells Fargo Retail Finance, LLC, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc. and Credit Suisse, as joint book runners (previously filed as Exhibit 10.1 to Form 8-K filed by Michaels Stores, Inc., on February 19, 2010, SEC File No. 001-09338).

10.26

Exhibits and Schedules to Amended and Restated Credit Agreement, dated as of February 18, 2010, among Michaels Stores, Inc., as lead borrower, the borrowers named therein, the facility guarantors named therein, Bank of America, N.A., as administrative agent and collateral agent, the lenders party thereto (collectively, the “Lenders”), Wells Fargo Retail Finance, LLC, as syndication agent, Deutsche Bank Securities Inc., JPMorgan Chase Bank, N.A. and Credit Suisse, as co-documentation agents, General Electric Capital Corporation, UBS Securities, LLC and RBS Business Capital, as senior managing agents, Banc of America Securities, LLC, Wells Fargo Retail Finance, LLC and Deutsche Bank Securities Inc., as joint lead arrangers, and Banc of America Securities, LLC, Wells Fargo Retail Finance, LLC, Deutsche Bank Securities, Inc., J.P. Morgan Securities, Inc. and Credit Suisse, as joint book runners (previously filed as Exhibit 10.2 to Form 8-K filed by Michaels Stores, Inc. on May 28, 2010, SEC File No. 001-09338).

10.27

Second Amended and Restated Credit Agreement, dated as of September 17, 2012, among Michaels Stores, Inc., the other borrowers from time to time party thereto, the facility guarantors from time to time party thereto, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent and collateral agent, and the other agents named therein (previously filed as Exhibit 10.1 to Form 8-K filed by Michaels Stores, Inc. on September 18, 2012, SEC File No. 001-09338).

10.28

Exhibits and Schedules to Second Amended and Restated Credit Agreement, dated as of September 17, 2012, among Michaels Stores, Inc., the other borrowers from time to time party thereto, the facility guarantors from time to time party thereto, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent and collateral agent, and the other agents named therein (previously filed as Exhibit 10.21 to Form 10-K filed by Michaels Stores, Inc. on March 15, 2013, SEC File No. 001-09338).

10.29

First Amendment to Second Amended and Restated Credit Agreement, dated June 6, 2014, to the Second Amended and Restated Credit Agreement, dated September 17, 2012, among Michaels Stores, Inc., the other borrowers named therein, the facility guarantors named therein, the lenders named therein, Wells Fargo Bank, National Association, as administrative agent, collateral agent, lender, swingline lender and issuing bank (previously filed as Exhibit 10.2 to Form 8-K filed by Michaels Stores, Inc. on June 11, 2014, SEC File No. 001-09338).

10.30

Credit Agreement, dated as of October 31, 2006, among Michaels Stores, Inc., Deutsche Bank AG New York Branch, as administrative agent, the other lenders named therein, JPMorgan Chase Bank, N.A., as syndication agent, and Bank of America, N.A. and Credit Suisse, as co-documentation agents, and Deutsche Bank Securities Inc., J.P. Morgan Securities, Inc. and Banc of America Securities, LLC as co-lead arrangers and joint bookrunners (previously filed as Exhibit 10.5 to Form 10-Q filed by Michaels Stores, Inc. on December 7, 2006, SEC File No. 001-09338).

10.31

First Amendment to Credit Agreement, dated as of January 19, 2007, to the Credit Agreement, dated as of October 31, 2006, among Michaels Stores, Inc., Deutsche Bank AG New York Branch, as administrative agent, the other lenders named therein, JPMorgan Chase Bank, N.A., as syndication agent, and Bank of America, N.A. and Credit Suisse, as co-documentation agents, and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc. and Banc of America Securities, LLC as co-lead arrangers and joint bookrunners (previously filed as Exhibit 10.1 to Form 8-K filed by Michaels Stores, Inc. on January 25, 2007, SEC File No. 001-09338).

10.32

Second Amendment to Credit Agreement, dated as of May 10, 2007, to the Credit Agreement, dated as of October 31, 2006, among Michaels Stores, Inc., Deutsche Bank AG New York Branch, as administrative agent, the other lenders named therein, JPMorgan Chase Bank, N.A., as syndication agent, and Bank of America, N.A. and Credit Suisse, as co-documentation agents, and Deutsche Bank Securities, Inc., J.P. Morgan Securities, Inc. and Banc of America Securities, LLC as co-lead arrangers and joint bookrunners (previously filed as Exhibit 10.1 to Form 8-K filed by Michaels Stores, Inc. on May 11, 2007, SEC File No. 001-09338).

10.33

Third Amendment to Credit Agreement, dated as of August 20, 2009, to the Credit Agreement, dated as of October 31, 2006, among Michaels Stores, Inc., Deutsche Bank AG New York Branch, as administrative agent, the other lenders named therein, JPMorgan Chase Bank, N.A., as syndication agent, and Bank of America, N.A. and Credit Suisse, as co-documentation agents, and Deutsche Bank Securities, Inc., J.P. Morgan Securities, Inc. and Banc of America Securities, LLC as co-lead arrangers and joint bookrunners (previously filed as Exhibit 10.3 to Form 10-Q filed by Michaels Stores, Inc. on September 4, 2009, SEC File No. 001-09338).

10.34

Fourth Amendment to Credit Agreement, dated as of November 5, 2009, to the Credit Agreement, dated as of October 31, 2006, among Michaels Stores, Inc., Deutsche Bank AG New York Branch, as administrative agent, the other lenders named therein, JPMorgan Chase Bank, N.A., as syndication agent, and Bank of America, N.A. and Credit Suisse, as co-documentation agents, and Deutsche Bank Securities, Inc., J.P. Morgan Securities, Inc. and Banc of America Securities, LLC as co-lead arrangers and joint bookrunners (previously filed as Exhibit 10.1 to Form 8-K filed by Michaels Stores, Inc. on November 5, 2009 SEC File No. 001-09338).

10.35

Fifth Amendment to Credit Agreement, dated as of December 15, 2011, to the Credit Agreement, dated as of October 31, 2006, among Michaels Stores, Inc., Deutsche Bank AG New York Branch, as administrative agent, the other lenders named therein, JPMorgan Chase Bank, N.A., as syndication agent, and Bank of America, N.A. and Credit Suisse, as co-documentation agents, and Deutsche Bank Securities, Inc., J.P. Morgan Securities Inc. and Banc of America Securities, LLC as co-lead arrangers and joint bookrunners (previously filed as Exhibit 10.1 to Form 8-K filed by Michaels Stores, Inc. on December 16, 2011 SEC File No. 001-09338).

10.36

Amended and Restated Credit Agreement, dated as of January 28, 2013, among Michaels Stores, Inc., Deutsche Bank AG New York Branch, as administrative agent, and Barclays Bank, PLC, Credit Suisse Securities (USA), LLC, Goldman Sachs Bank USA, J.P. Morgan Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley Senior Funding, Inc. and Wells Fargo Securities, LLC, as co-documentation agents, and Deutsche Bank Securities Inc., Barclays Bank PLC, Credit Suisse Securities (USA), LLC, Goldman Sachs Bank USA, J.P. Morgan Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley Senior Funding, Inc. and Wells Fargo Securities, LLC, as co-lead arrangers and joint bookrunners (previously filed as Exhibit 10.1 to Form 8-K filed by Michaels Stores, Inc. on February 1, 2013, SEC File No. 001-09338).

10.37

Exhibits and Schedules to Amended and Restated Credit Agreement, dated as of January 28, 2013, among Michaels Stores, Inc., Deutsche Bank AG New York Branch, as administrative agent, and Barclays Bank PLC, Credit Suisse Securities (USA), LLC, Goldman Sachs Bank USA, J.P. Morgan Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley Senior Funding, Inc. and Wells Fargo Securities, LLC, as co-documentation agents, and Deutsche Bank Securities Inc., Barclays Bank PLC, Credit Suisse Securities (USA), LLC, Goldman Sachs Bank USA, J.P. Morgan Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley Senior Funding, Inc. and Wells Fargo Securities, LLC, as co-lead arrangers and joint bookrunners (previously filed as Exhibit 10.29 to Form 10-K filed by Michaels Stores, Inc. on March 15, 2013, SEC File No. 001-09338).

10.38

First Amendment to Amended and Restated Credit Agreement, dated June 10, 2014, to the Amended and Restated Credit Agreement, dated January 28, 2013, among Michaels Stores, Inc., Deutsche Bank AG New York Branch, as administrative agent, and the guarantors named therein (previously filed as Exhibit 10.3 to Form 8-K filed by Michaels Stores, Inc. on June 11, 2014, SEC File No. 001-09338).

10.39

Purchase Agreement, dated October 7, 2010, by and among the Michaels Stores, Inc., the Guarantors named therein and the Initial Purchasers named therein (previously filed as Exhibit 10.1 to Form 8-K filed by Michaels Stores, Inc. on October 14, 2010, SEC File No. 001-09338).

10.40

Purchase Agreement, dated September 20, 2012, by and among the Michaels Stores, Inc., the Guarantors named therein and the Initial Purchasers named therein (previously filed as Exhibit 10.1 to Form 8-K filed by Michaels Stores, Inc. on September 25, 2012, SEC File No. 001-09338).

10.41

Purchase Agreement, dated December 16, 2013, by and among Michaels Stores, Inc., the guarantors named therein and the Initial Purchasers named therein (previously filed as Exhibit 10.1 to Form 8-K filed by Michaels Stores, Inc. on December 19, 2013, SEC File No. 001-09338).

10.42

Purchase Agreement, dated June 5, 2014, by and among Michaels Stores, Inc., the Guarantors named therein and the Initial Purchasers named therein (previously filed as Exhibit 10.1 to Form 8-K filed by Michaels Stores, Inc. on June 11, 2014, SEC File No. 001-09338)

10.43*	Michaels Stores, Inc. Employees 401(k) Plan, effective March 1, 2009 (previously filed as Exhibit 10.30 to Form 10-K filed by Michaels Stores, Inc., on April 2, 2009, SEC File No. 001-09338).*

21.1	Subsidiaries of Michaels Stores, Inc. (previously filed as Exhibit 21.1 to Form S-1 filed by the Company on June 2, 2014, SEC File No. 333-193000).

31.1	Certifications of Carl S. Rubin pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certifications of Charles M. Sonsteby pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Section 13(r) Disclosure (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*  Management contract or compensatory plan or arrangement.