Form 10-Q
period 2015-05-02
Michaels Companies, Inc.
filed 2015-06-05
CIK 1593936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2015

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

The Michaels Companies, Inc. has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

The Michaels Companies, Inc. is a non-accelerated filer.

The Michaels Companies, Inc. is not a shell company (as defined in Rule 12b-2 of the Exchange Act).

As of May 29, 2015, 207,510,359 shares of The Michaels Companies, Inc.’s common stock were outstanding.

THE MICHAELS COMPANIES, INC.

Part I—FINANCIAL INFORMATION

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

THE MICHAELS COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(Unaudited)

	13 Weeks Ended
	May 2,	May 3,
	2015	2014
Net sales	$1,077,600	$1,052,048
Cost of sales and occupancy expense	635,803	623,305
Gross profit	441,797	428,743
Selling, general and administrative	292,231	280,823
Share-based compensation	3,340	4,160
Related party expenses	—	3,328
Store pre-opening costs	2,244	1,232
Operating income	143,982	139,200
Interest expense	37,816	57,091
Other expense and (income), net	195	(49)
Income before income taxes	105,971	82,158
Provision for income taxes	39,233	36,744
Net income	$66,738	$45,414

Other comprehensive income, net of tax:
Foreign currency translation adjustment and other	4,316	(1,124)
Comprehensive income	$71,054	$44,290

Earnings per share:
Basic	$0.32	$0.26
Diluted	$0.32	$0.25
Weighted-average shares outstanding:
Basic	205,632	175,121
Diluted	209,350	178,853

See accompanying notes to consolidated financial statements.

THE MICHAELS COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	May 2,	January 31,	May 3,
ASSETS	2015	2015	2014
Current Assets:
Cash and equivalents	$272,568	$378,295	$114,989
Merchandise inventories	985,376	958,171	930,131
Prepaid expenses and other	83,798	84,894	95,290
Deferred income taxes	38,446	38,345	37,039
Income tax receivables	—	2,418	8,000
Total current assets	1,380,188	1,462,123	1,185,449
Property and equipment, at cost	1,607,156	1,579,446	1,628,699
Less accumulated depreciation and amortization	(1,219,266)	(1,193,074)	(1,266,203)
Property and equipment, net	387,890	386,372	362,496
Goodwill	94,290	94,290	94,290
Debt issuance costs, net	38,336	40,613	49,928
Deferred income taxes	20,349	20,245	22,408
Other assets	1,695	1,638	1,644
Total assets	$1,922,748	$2,005,281	$1,716,215

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$367,587	$447,165	$312,768
Accrued liabilities and other	330,402	391,997	333,550
Current portion of long-term debt	205,750	24,900	16,400
Income taxes payable	4,758	25,570	30,005
Total current liabilities	908,497	889,632	692,723
Long-term debt	2,937,266	3,124,374	3,673,116
Deferred income taxes	14,889	9,580	1,058
Other liabilities	93,410	93,220	83,357
Total liabilities	3,954,062	4,116,806	4,450,254

Commitments and contingencies

Stockholders’ Deficit:
Common Stock, $0.06775 par value, 350,000 shares authorized; 207,466 shares issued and outstanding at May 2, 2015; 205,803 shares issued and outstanding at January 31, 2015; and 175,326 shares issued and outstanding at May 3, 2014	13,914	13,799	11,878
Additional paid-in-capital	566,873	557,831	100,250
Accumulated deficit	(2,604,612)	(2,671,350)	(2,845,241)
Accumulated other comprehensive loss	(7,489)	(11,805)	(926)
Total stockholders’ deficit	(2,031,314)	(2,111,525)	(2,734,039)
Total liabilities and stockholders’ deficit	$1,922,748	$2,005,281	$1,716,215

See accompanying notes to consolidated financial statements.

THE MICHAELS COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	13 Weeks Ended
	May 2,	May 3,
	2015	2014
Cash flows from operating activities:
Net income	$66,738	$45,414
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	27,945	26,627
Share-based compensation	2,720	3,683
Debt issuance costs amortization	2,277	2,858
Accretion of long-term debt, net	(33)	(328)
Deferred income taxes	5,104	5,903
Excess tax benefits from share-based compensation	(10,199)	(208)
Changes in assets and liabilities:
Merchandise inventories	(27,117)	(27,414)
Prepaid expenses and other	1,107	204
Other assets	(87)	(297)
Accounts payable	(64,987)	(44,834)
Accrued interest	10,430	(31,181)
Accrued liabilities and other	(71,989)	(44,694)
Income taxes	(18,394)	(6,035)
Other liabilities	265	(4,056)
Net cash used in operating activities	(76,220)	(74,358)

Cash flows used in investing activities:
Additions to property and equipment	(34,964)	(30,802)

Cash flows from financing activities:
Payments on restated term loan credit facility	(6,225)	(4,100)
Payment of dividends	(317)	(403)
Change in cash overdraft	(4,552)	(12,404)
Proceeds from stock options exercised	25,778	5,582
Common stock repurchased	(19,426)	(7,571)
Excess tax benefits from share-based compensation	10,199	208
Other financing activities	—	(27)
Net cash provided by (used in) financing activities	5,457	(18,715)

Net change in cash and equivalents	(105,727)	(123,875)
Cash and equivalents at beginning of period	378,295	238,864
Cash and equivalents at end of period	$272,568	$114,989

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our annual report on Form 10-K for the fiscal year ended January 31, 2015 filed with the Securities and Exchange Commission (“SEC”) pursuant to section 13 or 15(d) under the Securities Exchange Act of 1934. In the opinion of management, all adjustments (consisting of normal recurring accruals and other items) considered necessary for a fair presentation have been included.

We report on the basis of a 52-week or 53-week fiscal year, which ends on the Saturday closest to January 31. All references to fiscal year mean the year in which that fiscal year began. References to “fiscal 2015” relate to the 52 weeks ended January 30, 2016 and references to “fiscal 2014” relate to the 52 weeks ended January 31, 2015. In addition, all references to “the first quarter of fiscal 2015” relate to the 13 weeks ended May 2, 2015 and all references to “the first quarter of fiscal 2014” relate to the 13 weeks ended May 3, 2014. Because of the seasonal nature of our business, the results of operations for the 13 weeks ended May 2, 2015 are not indicative of the results to be expected for the entire year.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”).  ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Amortization of the costs will continue to be reported as interest expense. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period and is to be applied retrospectively, with early application permitted.  As of May 2, 2015, the reduction to our long-term assets and debt would be approximately $33 million.  We are currently evaluating the requirements of the standard to determine when we will adopt and implement its provisions.

In April 2015, the FASB issued ASU 2015-05, “Intangibles — Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”).  ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license.  If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses.  If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract.  The new guidance does not change the accounting for a customer’s accounting for service contracts.  ASU 2015-05 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. We are currently evaluating the impact, if any, of the adoption of this new standard on our consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”).  ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Currently, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted.  However, on April 1, 2015, the FASB proposed a deferral of the effective date of the standard by one year, but the proposal would also permit companies to adopt ASU 2014-09 as of the current effective date. We are evaluating the new standard, but do not anticipate a material impact to the consolidated financial statements once implemented.

2. FAIR VALUE MEASUREMENTS

As defined in Accounting Standards Codification (“ASC”) 820, Fair Value Measurements (“ASC 820”), fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level valuation hierarchy for fair value measurements. These valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect less transparent active market data, as well as internal assumptions. These two types of inputs create the following fair value hierarchy:

•	Level 1—Quoted prices for identical instruments in active markets;

•

Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose significant inputs are observable; and

•	Level 3—Instruments with significant unobservable inputs.

The table below provides the carrying and fair values of our senior secured term loan facility (“Restated Term Loan Credit Facility”), our 5.875% senior subordinated notes maturing in 2020 (“2020 Senior Subordinated Notes”),  and our PIK Notes (as defined in Note 3) as of May 2, 2015. The fair value of our Restated Term Loan Credit Facility, our 2020 Senior Subordinated Notes and our PIK Notes were determined based on quoted market prices which are considered Level 2 inputs within the fair value hierarchy.

	Carrying	Fair
	Value	Value
	(In thousands)
Restated term loan credit facility	$2,447,709	$2,459,061
Senior subordinated notes	514,457	532,313
PIK notes	180,850	184,693

3. DEBT

Long-term debt consists of the following (in thousands):

		May 2,	January 31,	May 3,
	Interest Rate	2015	2015	2014

Restated term loan credit facility	Variable	$2,447,709	$2,453,770	$1,623,600
Senior notes	7.75%	—	—	1,005,916
Senior subordinated notes	5.875%	514,457	514,654	260,000
PIK notes	7.50% / 8.25%	180,850	180,850	800,000
Total debt		3,143,016	3,149,274	3,689,516
Less current portion		(205,750)	(24,900)	(16,400)
Long-term debt		$2,937,266	$3,124,374	$3,673,116

The restated term loan credit facility, senior notes and senior subordinated notes are obligations held by MSI, a wholly-owned subsidiary of The Michaels Companies, Inc.  The above table presents all debt disclosures required by MSI in accordance with Rule 12-04 under the SEC’s Regulation S-X. Cash paid for interest totaled $25.1 million and $85.9 million for the 13 weeks ended May 2, 2015 and May 3, 2014, respectively.

7.50%/8.25% PIK Toggle Notes

On April 6, 2015, an irrevocable notice of redemption was delivered to the holders of the 7.50%/8.25% PIK Toggle Notes due 2018 (“PIK Notes”). Pursuant to the notice, the remaining $180.9 million in principal of the PIK Notes was redeemed on May 6, 2015 and has been classified as current debt in the consolidated balance sheets.  In the second quarter of fiscal 2015, the Company will record approximately $6 million of debt extinguishment costs, which consists of a 2% redemption premium and approximately $2 million of unamortized debt issuance costs. This final payment retired the PIK Notes and discharged the obligations under the indenture governing the PIK Notes.

Restated Revolving Credit Facility

As of May 2, 2015, the borrowing base of our senior secured asset-based revolving credit facility (“Restated Revolving Credit Facility”) was $650.0 million, of which MSI had $590.5 million of unused borrowing capacity. Outstanding standby letters of credit, which reduce our borrowing base, totaled $59.5 million as of May 2, 2015. There were no outstanding borrowings under the Restated Revolving Credit Facility as of May 2, 2015.

Debt Issuance Costs

Accumulated amortization of debt issuance costs was $56.8 million, $54.6 million, and $58.1 million as of May 2, 2015, January 31, 2015 and May 3, 2014, respectively.

4. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table includes detail regarding changes in the composition of accumulated other comprehensive loss (in thousands):

	13 Weeks Ended
	May 2,	May 3,
	2015	2014
Beginning of period	$(11,805)	$198
Foreign currency translation adjustment and other	4,316	(1,124)
End of period	$(7,489)	$(926)

5.  INCOME TAXES

The effective tax rate was 37.0% and 44.7% for the first quarter of fiscal 2015 and fiscal 2014, respectively. The effective tax rate for the first three months of fiscal 2015 is lower than the same period in the prior year due to a change in the status of our Canadian subsidiary from a branch for U.S. tax purposes to a controlled foreign corporation in the first quarter of fiscal 2014 which resulted in the write off of certain deferred tax assets.  Additionally, in the current year, we changed our assertion related to Canadian earnings and intend to indefinitely reinvest fiscal 2015 earnings into our operations outside the U.S.  Accordingly, we have not provided for U.S. federal or foreign income taxes, including withholding taxes, on fiscal 2015 earnings of our Canadian subsidiaries' undistributed earnings. However, if any portion were to be distributed, the related U.S. tax liability may be reduced by foreign income taxes paid on those earnings. We currently estimate our annualized effective tax rate for fiscal 2015 to be approximately 37%.

Cash paid for income taxes totaled $42.7 million and $36.1 million for the 13 weeks ended May 2, 2015 and May 3, 2014, respectively.

6.   EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing income available to common stockholders by the weighted-average shares outstanding plus the potential dilutive impact from the exercise of stock options and restricted shares. Common equivalent shares are excluded from the computation if their effect is anti-dilutive.  There were 0.2 million and 2.9 million anti-dilutive shares during the first quarters of fiscal 2015 and fiscal 2014, respectively.

The following table presents a reconciliation of the diluted weighted-average shares (in thousands, except per share data):

	13 Weeks Ended
	May 2,	May 3,
	2015	2014
Numerator:
Net income	$66,738	$45,414
Income related to vested restricted shares	290	170
Income available to common stockholders	$66,448	$45,244

Denominator:
Basic weighted-average shares	205,632	175,121
Effect of dilutive securities:
Stock options	3,418	3,667
Restricted shares	300	65
Dilutive weighted-average shares	209,350	178,853

Basic earnings per common share	$0.32	$0.26
Diluted earnings per common share	$0.32	$0.25

7. SEGMENTS AND GEOGRAPHIC INFORMATION

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

Our net sales by country are as follows (in thousands):

	13 Weeks Ended
	May 2,	May 3,
	2015	2014
Net Sales:
United States	$983,260	$951,799
Canada	94,340	100,249
Consolidated Total	$1,077,600	$1,052,048

Our chief operating decision makers evaluate historical operating performance and plan and forecast future periods’ operating performance based on operating income and earnings before interest, income taxes, depreciation and amortization (“EBITDA”). We believe these metrics more closely reflect the operating effectiveness of factors over which management has control. A reconciliation of EBITDA to net income is presented below (in thousands):

	13 Weeks Ended
	May 2,	May 3,
	2015	2014
Net income	$66,738	$45,414
Interest expense	37,816	57,091
Provision for income taxes	39,233	36,744
Depreciation and amortization	27,945	26,627
Other	(123)	(68)
EBITDA	$171,609	$165,808

8. CONTINGENCIES

Rea Claim

On September 15, 2011, MSI was served with a lawsuit filed in the California Superior Court in and for the County of Orange (“Superior Court”) by four former store managers as a class action proceeding on behalf of themselves and certain former and current store managers employed by MSI in California. The lawsuit alleges that MSI improperly classified its store managers as exempt employees and as such failed to pay all wages, overtime, waiting time penalties and failed to provide accurate wage statements. The lawsuit also alleges that the foregoing conduct was in breach of various laws, including California’s unfair competition law. On December 3, 2013, the Superior Court entered an order certifying a class of approximately 200 members.  MSI successfully removed the case to the United States District Court for the Central District of California and on May 8, 2014, the class was de‑certified.  As a result of the decertification, we have approximately 40 individual claims pending as well as a separate representative action pending in the California Superior Court in and for the County of San Diego brought on behalf of store managers throughout the state. We believe we have meritorious defenses and intend to defend the lawsuits vigorously. We do not believe the resolution of the lawsuits will have a material effect on our consolidated financial statements.

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

Following the filing of the Graham case in New Jersey, four additional purported class action lawsuits with five plaintiffs were filed, Raini Burnside v. Michaels Stores, Inc., pending in the U.S. District Court in the Western District of Missouri, Michele Castro and Janice Bercut v. Michaels Stores, Inc., in the U.S. District Court in the Northern District of Texas, Sue Gettings v. Michaels Stores, Inc., in the U.S. District Court in the Southern District of New York, and Barbara Horton v. Michaels Stores, Inc., in the U.S. District Court in the Central District of California. All five plaintiffs alleged violations of the FCRA.  In addition, Castro, Horton and Bercut also alleged violations of California’s unfair competition law.  The Burnside, Horton and Gettings lawsuits have been dismissed and an offer of judgment has been accepted in the Castro lawsuit and will be dismissed. The Graham and Bercut lawsuits were transferred by the U.S. Judicial Panel on Multidistrict Litigation for centralized pretrial proceedings to the District of New Jersey.

The Company intends to defend the remaining lawsuits vigorously. We cannot reasonably estimate the potential loss, or range of loss, related to the lawsuits, if any.

Data Security Incident

Five putative class actions were filed against MSI relating to the January 2014 data breach.  The plaintiffs generally alleged that MSI failed to secure and safeguard customers’ private information including credit and debit card information, and as such, breached an implied contract, and violated the Illinois Consumer Fraud Act (and other states’ similar laws) and are seeking damages including declaratory relief, actual damages, punitive damages, statutory damages, attorneys’ fees, litigation costs, remedial action, pre and post judgment interest, and other relief as available.  The cases are as follows: Christina Moyer v. Michaels Stores, Inc., was filed on January 27, 2014; Michael and Jessica Gouwens v. Michaels Stores, Inc., was filed on January 29, 2014; Nancy Maize and Jessica Gordon v. Michaels Stores, Inc., was filed on February 21, 2014; and Daniel Ripes v. Michaels Stores, Inc., was filed on March 14, 2014. These four cases were filed in the United States District Court-Northern District of Illinois, Eastern Division.  On March 18, 2014, an additional putative class action was filed in the United States District Court for the Eastern District of New York, Mary Jane Whalen v. Michaels Stores, Inc., but was voluntarily dismissed by the plaintiff on April 11, 2014 without prejudice to her right to re‑file a complaint. On April 16, 2014, an order was entered consolidating the Illinois actions. On July 14, 2014, the Company’s motion to dismiss the consolidated complaint was granted. On August 11, 2014, plaintiffs filed a motion to alter or amend the judgment, which was denied on October 14, 2014. The deadline to file a notice of appeal expired on November 13, 2014.

On December 2, 2014, Whalen filed a new lawsuit against MSI related to the data breach in the United States District Court for the Eastern District of New York, Mary Jane Whalen v. Michaels Stores, Inc., seeking damages including declaratory relief, monetary damages, statutory damages, punitive damages, attorneys’ fees and costs, injunctive relief, pre and post judgment interest, and other relief as available. The Company filed a motion to dismiss and is awaiting a decision from the Court.

The Company intends to defend these lawsuits vigorously. We cannot reasonably estimate the potential loss, or range of loss, related to the lawsuits, if any.

In connection with the breach, payment card companies and associations may seek to require us to reimburse them for unauthorized card charges and costs to replace cards and may also impose fines or penalties in connection with the data breach, and enforcement authorities may also impose fines or other remedies against us. We have also incurred other costs associated with the data breach, including legal fees, investigative fees, costs of communications with customers and credit monitoring services provided to our customers. In addition, state and federal agencies, including states’ attorneys general and the Federal Trade Commission may investigate events related to the data breach, including how it occurred, its consequences and our responses. Although we intend to cooperate in these investigations, we may be subject to fines or other obligations, which may have an adverse effect on how we operate our business and our results of operations. We cannot reasonably estimate the potential loss or range of loss related to any reimbursement costs, fines or penalties that may be assessed, if any. Such amounts incurred to date are immaterial to the consolidated financial statements.

Consumer Product Safety Commission Claim

On April 21, 2015, the United States Department of Justice, on behalf of the Consumer Product Safety Commission (the “CPSC”), filed a complaint against MSI and Michaels Stores Procurement Company, Inc. (“MSPC”) in the U.S. District Court for the Northern District of Texas.   The complaint seeks civil penalties for an alleged failure to timely report a potential product safety hazard to the CPSC related to the breakage of certain glass vases. The complaint also alleges the report contained a material misrepresentation and seeks injunctive relief requiring MSI and MSPC to, among other things, establish internal recordkeeping and compliance monitoring systems. We believe we have meritorious defenses and intend to defend the lawsuit vigorously. We do not believe the resolution of the lawsuit will have a material effect on our consolidated financial statements.

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

For some of the matters disclosed above, as well as other matters previously disclosed in the Company’s filings with the SEC, the Company is able to estimate a range of losses in excess of the amounts recorded, if any, in the accompanying consolidated financial statements.  As of May 2, 2015, the aggregate estimated loss is approximately $15 million, which includes amounts recorded by the Company.

9. RELATED PARTY TRANSACTIONS

Bain Capital Partners, LLC (“Bain Capital”) and The Blackstone Group L.P. (“The Blackstone Group”, together with Bain Capital, the “Sponsors”) own approximately 69% of our outstanding common stock as of May 2, 2015. Prior to our initial public offering (“IPO”) on July 2, 2014, the Sponsors and another common stockholder, Highfields Capital Management LP (“Highfields”), received annual management fees of $12.0 million and $1.0 million, respectively. In connection with the IPO, the management agreement was terminated and the Company paid the Sponsors and Highfields an aggregate $30.2 million termination fee. In the first quarter of fiscal 2014, we recognized expense of $3.3 million related to management fees and reimbursement of out-of-pocket expenses. These expenses are included in related party expenses in the consolidated statements of comprehensive income.

The Blackstone Group owns a majority equity position in RGIS, an external vendor we utilize to count our store inventory. Payments associated with this vendor during the first quarters of fiscal 2015 and fiscal 2014 were $1.9 million and $2.0 million, respectively, and are included in selling, general and administrative (“SG&A”) in the consolidated statements of comprehensive income.

The Blackstone Group owns a majority equity position in Vistar, an external vendor we utilize for all of the candy-type items in our stores. Payments associated with this vendor during each of the first quarters of fiscal 2015 and fiscal 2014 were $7.2 million, and are recognized in cost of sales as the sales are incurred.

The Blackstone Group owns an equity position in Brixmor Properties Group, a vendor we utilize to lease certain properties. Payments associated with this vendor during the first quarters of fiscal 2015 and fiscal 2014 were $0.7 million and $1.0 million, respectively. These expenses are included in cost of sales and occupancy expense in the consolidated statements of comprehensive income.

Our current directors (other than Karen Kaplan, John J. Mahoney, James A. Quella, Beryl B. Raff, and Carl S. Rubin) are affiliates of Bain Capital or The Blackstone Group. As such, some or all of such directors may have an indirect material interest in payments with respect to debt securities of the Company that have been purchased by affiliates of Bain Capital and The Blackstone Group. As of May 2, 2015, affiliates of The Blackstone Group held $45.4 million of our Restated Term Loan Credit Facility.

10. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Our debt covenants restrict MSI, and certain subsidiaries of MSI, from various activities including the incurrence of additional debt, payment of dividends and the repurchase of MSI’s capital stock (subject to certain exceptions), among other things.  The following condensed consolidated financial information represents the financial information of MSI and its wholly-owned subsidiaries.  The information is presented in accordance with the requirements of Rule 12-04 under the SEC’s Regulation S-X. In addition, disclosure requirements of Rule 12-04 of Regulation S-X regarding material contingencies and long-term obligations are included in Note 3. Debt, Note 5. Income Taxes and Note 8. Contingencies, where applicable.

Michaels Stores, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	May 2,	January 31,	May 3,
ASSETS	2015	2015	2014

Current assets:
Cash and equivalents	$267,831	$373,559	$112,227
Merchandise inventories	985,376	958,171	930,131
Prepaid expenses and other	83,611	84,675	94,421
Deferred income taxes	38,382	38,281	36,972
Income tax receivables	—	2,418	8,000
Total current assets	1,375,200	1,457,104	1,181,751
Property and equipment, net	387,890	386,372	362,496
Goodwill	94,290	94,290	94,290
Debt issuance costs, net	35,889	37,978	35,756
Deferred income taxes	20,349	20,245	22,261
Long-term receivable from Parent	8,771	4,445	5,477
Other assets	1,699	1,637	1,644
Total assets	$1,924,088	$2,002,071	$1,703,675

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$367,587	$447,016	$312,768
Accrued liabilities and other	324,437	388,785	315,233
Current portion of long-term debt	24,900	24,900	16,400
Income taxes payable	40,511	59,885	46,970
Total current liabilities	757,435	920,586	691,371
Long-term debt	2,937,266	2,943,524	2,873,116
Deferred income taxes	15,002	9,693	1,058
Other liabilities	93,410	93,220	83,357
Total stockholders’ deficit	(1,879,025)	(1,964,952)	(1,945,227)
Total liabilities and stockholders’ deficit	$1,924,088	$2,002,071	$1,703,675

Michaels Stores, Inc.

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	13 Weeks Ended
	May 2,	May 3,
	2015	2014
Net sales	$1,077,600	$1,052,048
Cost of sales and occupancy expense	635,803	623,305
Gross profit	441,797	428,743
Selling, general and administrative	292,009	280,591
Share-based compensation	3,340	4,160
Related party expenses	—	3,328
Store pre-opening costs	2,244	1,232
Operating income	144,204	139,432
Interest expense	34,163	41,173
Other expense and (income), net	189	(49)
Income before income taxes	109,852	98,308
Provision for income taxes	40,671	41,988
Net income	$69,181	$56,320

Other comprehensive income, net of tax:
Foreign currency translation adjustment and other	4,316	(1,124)
Comprehensive income	$73,497	$55,196

Michaels Stores, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	13 Weeks Ended
	May 2,	May 3,
	2015	2014
Cash flows used in operating activities:
Net cash used in operating activities	$(79,811)	$(41,555)

Cash flows used in investing activities:
Additions to property and equipment	(34,964)	(30,802)

Cash flows from financing activities:
Net repayments of debt	(6,225)	(4,100)
Payment of dividend to Holdings	—	(30,333)
Other financing activities	15,272	(15,143)
Net cash provided by (used in) financing activities	9,047	(49,576)

Net change in cash and equivalents	(105,728)	(121,933)
Cash and equivalents at beginning of period	373,559	234,160
Cash and equivalents at end of period	$267,831	$112,227

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements of the Company (and the related notes thereto included elsewhere in this quarterly report), and the audited consolidated financial statements of the Company (and the related notes thereto) and the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015 (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) pursuant to Section 13 or 15(d) under the Securities Act of 1934 on March 19, 2015.

All of the “Company”, “us”, “we”, “our”, and similar expressions are references to The Michaels Companies, Inc. (“Michaels”) and our consolidated wholly-owned subsidiaries, unless otherwise expressly stated or the context otherwise requires.

We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31. All references to fiscal year mean the year in which that fiscal year began. References to “fiscal 2015” relate to the 52 weeks ended January 30, 2016 and references to “fiscal 2014” relate to the 52 weeks ended January 31, 2015.  In addition, all references to “the first quarter of fiscal 2015” relate to the 13 weeks ended May 2, 2015 and all references to “the first quarter of fiscal 2014” relate to the 13 weeks ended May 3, 2014.  Because of the seasonal nature of our business, the results of operations for the 13 weeks ended May 2, 2015 are not indicative of the results to be expected for the entire year.

Overview

We are the largest arts and crafts specialty retailer in North America (based on store count) providing materials, project ideas and education for creative activities, under the retail brands of Michaels and Aaron Brothers.  We also operate a market-leading vertically-integrated custom framing business.  At May 2, 2015, we operated 1,177 Michaels stores and 118 Aaron Brothers stores.

Net sales for the first quarter of fiscal 2015 increased 2.4% compared to the same period in the prior year.  The increase in net sales was due primarily to the opening of 33 additional stores (net of closures).  Comparable stores sales increased 0.3% during the first quarter of fiscal 2015, or 1.4% at constant exchange rates.  Gross profit as a percent of sales increased 20 basis points to 41.0% during the first quarter of fiscal 2015 primarily related to leverage associated with occupancy costs and a sales mix change to higher margin private brand merchandise, partially offset by higher promotional activity. Operating income increased $4.8 million to $144.0 million during the first quarter of fiscal 2015.  The increase was due primarily to an improvement in gross profit and a reduction in related party expenses due to the termination of the management services agreement in July 2014, partially offset by an increase in selling, general and administrative (“SG&A”) expenses primarily related to costs associated with 33 additional stores (net of closures) and legal related costs.

On April 6, 2015, an irrevocable notice of redemption was delivered to the holders of the 7.50%/8.25% PIK Toggle Notes due 2018 (“PIK Notes”). Pursuant to the notice, the remaining $180.9 million in principal of the PIK Notes was redeemed on May 6, 2015 and has been classified as current debt in the consolidated balance sheets.  In the second quarter of fiscal 2015, the Company will record approximately $6 million of debt extinguishment costs, which consists of a 2% redemption premium and approximately $2 million of unamortized debt issuance costs. This final payment retired the PIK Notes and discharged the obligations under the indenture governing the PIK Notes.

Comparable Store Sales

Comparable store sales represents the change in net sales for stores open the same number of months in the comparable period of the previous year, including stores that were relocated or expanded during either period, as well as e-commerce sales. A store is deemed to become comparable in its 14th month of operation in order to eliminate grand opening sales distortions. A store temporarily closed more than two weeks is not considered comparable during the month it is closed. If a store is closed longer than two weeks but less than two months, it becomes comparable in the month in which it reopens, subject to a mid-month convention. A store closed longer than two months becomes comparable in its 14th month of operation after its reopening.

Operating Information

The following table sets forth certain operating data:

	13 Weeks Ended
	May 2,	May 3,
	2015	2014
Michaels stores:
Open at beginning of period	1,168	1,136
New stores	10	8
Relocated stores opened	10	5
Closed stores	(1)	—
Relocated stores closed	(10)	(5)
Open at end of period	1,177	1,144

Aaron Brothers stores:
Open at beginning of period	120	121
Closed stores	(2)	(3)
Open at end of period	118	118
Total store count at end of period	1,295	1,262

Other Operating Data:
Average inventory per Michaels store (in thousands) (1)	$810	$783
Comparable store sales	0.3%	3.8%
Comparable store sales, at constant currency	1.4%	4.6%

(1)	The calculation of average inventory per Michaels store excludes our Aaron Brothers stores.

Results of Operations

The following table sets forth the percentage relationship to net sales of line items of our consolidated statements of comprehensive income. This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes.

	13 Weeks Ended
	May 2,	May 3,
	2015	2014
Net sales	100.0%	100.0%
Cost of sales and occupancy expense	59.0	59.2
Gross profit	41.0	40.8
Selling, general and administrative	27.1	26.7
Share-based compensation	0.3	0.4
Related party expenses	—	0.3
Store pre-opening costs	0.2	0.1
Operating income	13.4	13.2
Interest expense	3.5	5.4
Other expense and (income), net	—	—
Income before income taxes	9.8	7.8
Provision for income taxes	3.6	3.5
Net income	6.2%	4.3%

13 Weeks Ended May 2, 2015 Compared to the 13 Weeks Ended May 3, 2014

Net Sales. Net sales increased $25.6 million in the first quarter of fiscal 2015, or 2.4%, compared to the first quarter of fiscal 2014.  The increase in net sales was due to a $22.7 million increase primarily related to 33 additional stores opened (net of closures) since May 3, 2014 and a $2.9 million increase in comparable store sales. Comparable store sales increased 0.3%, or 1.4% at constant exchange rates, due primarily to an increase in our average ticket, partially offset by a decrease in customer transactions.

Gross Profit. Gross profit was 41.0% of net sales in the first quarter of fiscal 2015 compared to 40.8% in the first quarter of fiscal 2014.  The 20 basis point improvement is primarily related to leverage associated with occupancy costs and a sales mix change to higher margin private brand merchandise, partially offset by higher promotional activity.

Selling, General and Administrative. SG&A was 27.1% of net sales for the first quarter of fiscal 2015 compared to 26.7% in the first quarter of fiscal 2014.  SG&A increased $11.4 million to $292.2 million for the first quarter of fiscal 2015. The increase is due primarily to a $4.7 million increase in costs associated with operating 33 additional stores (net of closures), $4.5 million of legal related costs and a $2.2 million increase in performance-based compensation.

Share-based Compensation. Share-based compensation expenses decreased $0.8 million to $3.3 million in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014.  The decrease was due primarily to option awards which became fully vested since the first quarter of fiscal 2014.

Related Party Expenses. Related party expenses decreased $3.3 million in the first quarter of fiscal 2015 compared to the same period in the prior year due to the termination of the management services agreement in connection with our IPO completed in July 2014.

Interest Expense. Interest expense decreased $19.3 million to $37.8 million in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014. The decrease is primarily attributable to $11.6 million of interest savings from the partial pay down of the PIK Notes in the second and fourth quarters of fiscal 2014 and $7.4 million of interest savings from the refinancing of the 7.75% Senior Notes in the second quarter of fiscal 2014.

Provision for Income Taxes. The effective tax rate was 37.0% for the first quarter of fiscal 2015 compared to 44.7% for the first quarter of fiscal 2014.  The effective tax rate is lower than the same period in the prior year due to a change in the status of our Canadian subsidiary from a branch for U.S. tax purposes to a controlled foreign corporation in the first quarter of fiscal 2014 which resulted in the write off of certain deferred tax assets. Additionally, in the current year, we changed our assertion related to Canadian earnings and intend to indefinitely reinvest fiscal 2015 earnings into our operations outside the U.S., which decreased the effective tax rate by approximately 100 basis points.

Liquidity and Capital Resources

We require cash principally for day-to-day operations, to finance capital investments, to purchase inventory, to service our outstanding debt and for seasonal working capital needs. We expect that our available cash, cash flow generated from operating activities and funds available under our senior secured asset-based revolving credit facility (“Restated Revolving Credit Facility”) will be sufficient to fund planned capital expenditures, working capital requirements, debt repayments, debt service requirements and anticipated growth for the foreseeable future. Our ability to satisfy our liquidity needs and continue to refinance or reduce debt could be adversely affected by the occurrence of any of the events described under Item 1A. Risk Factors of our Report on Form 10-K for the fiscal year ended January 31, 2015 or our failure to meet our debt covenants. Our Restated Revolving Credit Facility provides senior secured financing of up to $650.0 million. As of May 2, 2015, the borrowing base was $650.0 million, of which we had no outstanding borrowings, $59.5 million of outstanding standby letters of credit and $590.5 million of unused borrowing capacity. Our cash and cash equivalents totaled $272.6 million at May 2, 2015.

We had total outstanding debt of $3,143.0 million at May 2, 2015, of which $2,447.7 million was subject to variable interest rates and $695.3 million was subject to fixed interest rates.

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

On April 6, 2015, an irrevocable notice of redemption was delivered to the holders of the PIK Notes. Pursuant to the notice, the remaining $180.9 million in principal of the PIK Notes was redeemed on May 6, 2015 and has been classified as current debt in the consolidated balance sheets. In the second quarter of fiscal 2015, the Company will record approximately $6 million of debt extinguishment costs, which consists of a 2% redemption premium and approximately $2 million of unamortized debt issuance costs.  This final payment retired the PIK Notes and discharged the obligations under the indenture governing the PIK Notes.

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

Cash Flow from Operating Activities

Cash flows used in operating activities was $76.2 million in the first quarter of fiscal 2015 and $74.4 million in the first quarter of fiscal 2014.  The increase in cash used in operating activities is primarily the result of the timing of payments made to merchandise vendors and payments related to fiscal 2014 performance-based compensation.  The increase was partially offset by interest savings from the partial paydown of the PIK Notes and the debt refinancing that occurred in fiscal 2014.

Average inventory per Michaels store (including e-commerce and distribution centers) increased 3.4% to $810,000 at May 2, 2015, from $783,000 at May 3, 2014. The increase is primarily due to a decision to maintain higher inventory levels at our distribution centers to replenish stores more quickly and mitigate the impact of third-party shipping delays.

Cash Flow from Investing Activities

The following table includes capital expenditures paid during the periods presented (in thousands):

	13 Weeks Ended
	May 2,	May 3,
	2015	2014
New and relocated stores and stores not yet opened (1)	$8,721	$8,938
Existing stores	16,401	4,480
Information systems	8,273	12,136
Corporate and other	1,569	5,248
	$34,964	$30,802

(1)

In the first quarter of fiscal 2015, we incurred capital expenditures related to the opening of 20 Michaels stores, including the relocation of 10 Michaels stores. In the first quarter of fiscal 2014, we incurred capital expenditures related to the opening of 13 Michaels stores, including the relocation of 5 Michaels stores.

Non-GAAP Measures

The following table sets forth certain non-GAAP measures the Company uses to manage our performance and measure compliance with certain debt covenants. The Company defines “EBITDA” as net income before interest, income taxes, depreciation and amortization. The Company defines “Adjusted EBITDA” as EBITDA adjusted for certain defined amounts in accordance with the Company’s Restated Term Loan Credit Facility and Restated Revolving Credit Facility (collectively, the “Adjustments”).

The Company has presented EBITDA and Adjusted EBITDA to provide investors with additional information to evaluate our operating performance and our ability to service our debt.  Adjusted EBITDA is a required calculation under the Company’s Restated Term Loan Credit Facility and its Restated Revolving Credit Facility, together the “Senior Secured Credit Facilities”. As it relates to the Senior Secured Credit Facilities, Adjusted EBITDA is used in the calculations of fixed charge coverage and leverage ratios, which, under certain circumstances determine mandatory repayments or maintenance covenants and may restrict the Company’s ability to make certain payments (characterized as restricted payments), investments (including acquisitions) and debt repayments.

As EBITDA and Adjusted EBITDA are not measures of operating performance or liquidity calculated in accordance with U.S. generally accepted accounting principles (“GAAP”), these measures should not be considered in isolation of, or as a substitute for, net income, as an indicator of operating performance, or net cash provided by operating activities as an indicator of liquidity.  Our computation of EBITDA and Adjusted EBITDA may differ from similarly titled measures used by other companies.

The following table shows a reconciliation of EBITDA and Adjusted EBITDA to net income and net cash used in operating activities (in thousands):

	13 Weeks Ended
	May 2,	May 3,
	2015	2014
Net cash used in operating activities	$(76,220)	$(74,358)
Depreciation and amortization	(27,945)	(26,627)
Share-based compensation	(2,720)	(3,683)
Debt issuance costs amortization	(2,277)	(2,858)
Accretion of long-term debt, net	33	328
Deferred income taxes	(5,104)	(5,903)
Excess tax benefits from stock-based compensation	10,199	208
Changes in assets and liabilities	170,772	158,307
Net income	66,738	45,414
Interest expense	37,816	57,091
Provision for income taxes	39,233	36,744
Depreciation and amortization	27,945	26,627
Other	(123)	(68)
EBITDA	171,609	165,808
Adjustments:
Share-based compensation	2,720	3,683
Management fees to Sponsors and others	—	3,328
Retention costs	—	340
Severance costs	860	111
Store pre-opening costs	2,263	1,260
Store remodel costs	660	3,441
Foreign currency transaction (gains) losses	(37)	248
Store closing costs	(693)	619
Other (1)	1,027	614
Adjusted EBITDA	$178,409	$179,452

(1)	Other adjustments relate to items such as moving and relocation expenses, franchise taxes, sign on bonuses and certain legal expenses.

Disclosure Regarding Forward-Looking Information

The above discussion, as well as other portions of this Quarterly Report on Form 10-Q, contains forward-looking statements that reflect our plans, estimates and beliefs. Any statements contained herein (including, but not limited to, statements to the effect that Michaels or its management “anticipates”, “plans”, “estimates”, “expects”, “believes”, “intends”, and other similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our Annual Report. Such forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance or achievements to be materially different from anticipated results, prospects, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to the following:

•	risks related to the effect of economic uncertainty;

•

our substantial outstanding indebtedness of $3.1 billion could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our $2.4 billion variable rate debt and prevent us from meeting our obligations under our notes and credit facilities;

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

•	damage to the reputation of the Michaels brand or our private and exclusive brands could adversely affect our sales;

•	a weak fourth quarter would materially adversely affect our results of operations;

•	risks associated with the suppliers from whom our products are sourced may fail us and transitioning to other qualified vendors could materially adversely affect our revenue and profit growth;

•	unexpected or unfavorable consumer responses to our promotional or merchandising programs could materially adversely affect our sales, results of operations, cash flows and financial condition;

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

•	changes in regulations or enforcement, or our failure to comply with existing or future regulations, may adversely impact our business;

•	significant increases in inflation or commodity prices such as petroleum, natural gas, electricity, steel, wood, and paper may adversely affect our costs, including cost of merchandise;

•

we may be subject to information technology system failures or network disruptions, or our information systems may prove inadequate, resulting in damage to our reputation, business operations and financial condition;

•	improvements to our supply chain may not be fully successful;

•	changes in newspaper subscription rates may result in reduced exposure to our circular advertisements;

•	disruptions in the capital markets could increase our costs of doing business;

•	our real estate leases generally obligate us for long periods, which subjects us to various financial risks;

•

we have co-sourced certain of our information technology, accounts payable, payroll, accounting and human resources functions, and may co-source other administrative functions, which makes us more dependent upon third parties;

•	we are exposed to fluctuations in exchange rates between the U.S. and Canadian dollar, which is the functional currency of our Canadian subsidiaries;

•	we are dependent upon the services of our senior management team;

•

failure to attract and retain quality sales, distribution center and other associates in appropriate numbers as well as experienced buying and management personnel could adversely affect our performance;

•	our results may be adversely affected by serious disruptions or catastrophic events, including geo-political events and weather;

•	our holding company structure makes us, and certain of our direct and indirect subsidiaries, dependent on the operations of our, and their, subsidiaries to meet our financial obligations; and

•

investment funds affiliated with the Sponsors own approximately 69% of the outstanding shares of our common stock and as a result will have the ability to control the outcome of matters submitted for stockholder approval, including the ability to direct the election of all of the members of our Board of Directors, and they may have interests that differ from those of other stockholders.

For more details on factors that may cause actual results to differ materially from such forward-looking statements, please see the Risk Factors section of our Annual Report.  Except as required by applicable law, we disclaim any intention to, and undertake no obligation to, update or revise any forward-looking statement.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Risk

We are exposed to fluctuations in exchange rates between the U.S. and Canadian dollar, which is the functional currency of our Canadian subsidiaries. Our sales, costs and expenses of our Canadian subsidiaries, when translated into U.S. dollars, can fluctuate due to exchange rate movement. As of May 2, 2015, a 10% increase or decrease in the exchange rate of the Canadian dollar would increase or decrease net income by approximately $0.7 million.

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our Restated Term Loan Credit Facility and our Restated Revolving Credit Facility. The interest rates on our Restated Term Loan Credit Facility and our Restated Revolving Credit Facility will reprice periodically, which will impact our earnings and cash flow. The interest rate on our 2020 Senior Subordinated Notes is fixed.  Based on our overall interest rate exposure to variable rate debt outstanding as of May 2, 2015, a 1% increase or decrease in interest rates would increase or decrease income before income taxes by approximately $25 million. A 1% increase in interest rates would decrease the fair value of our long-term fixed rate debt by approximately $13 million. A 1% decrease in interest rates would increase the fair value of our long-term fixed rate debt by approximately $14 million. A change in interest rates would not materially affect the fair value of our variable rate debt as the debt reprices periodically.

Inflation Risk

We do not believe inflation and changing commodity prices have had a material impact on our net sales, income from continuing operations, plans for expansion or other capital expenditures for any period presented in this report. However, we cannot be sure inflation and changing commodity prices will not have an adverse impact on our operating results, financial condition, plans for expansion or other capital expenditures in future periods.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated by the SEC under the Securities Exchange Act of 1934) designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion.  We note the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Change in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended May 2, 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

 Information regarding legal proceedings is incorporated by reference from Note 8 to the consolidated financial statements.

Item 1A. RISK FACTORS

There have been no material changes to the Risk Factors described in the Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides certain information with respect to our purchases of shares of the Company’s common stock during the first quarter of fiscal 2015:

			Total Number of	Approximate Dollar Value
			Shares Purchased	of Shares That May
	Total Number of	Average Price	as Part of Publicly	Yet Be Purchased
Period	Shares Purchased (a)	Paid per Share	Announced Plan	Under the Plan
February 1, 2015 - February 28, 2015	1,644	$27.61	—	$—
March 1, 2015 - April 4, 2015	33,719	28.53	—	—
April 5, 2015 - May 2, 2015	—	—	—	—
Total	35,363	$28.48	—	$—

(a)

These amounts reflect the surrender of shares of common stock to the Company to satisfy tax withholding obligations in connection with employee restricted stock awards that vested during the first quarter of fiscal 2015.

ITEM 5.  OTHER INFORMATION.

Iran Threat Reduction and Syria Human Rights Act of 2012

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this Quarterly Report on Form 10-Q, which includes disclosures publicly filed and/or provided to The Blackstone Group L.P., one of our Sponsors, by Travelport Worldwide Limited which may be considered its affiliate.

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

Date: June 5, 2015