Form 10-Q
period 2015-08-01
Michaels Companies, Inc.
filed 2015-08-28
CIK 1593936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2015

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

As of August 21, 2015, 207,999,586 shares of The Michaels Companies, Inc.’s common stock were outstanding.

THE MICHAELS COMPANIES, INC.

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

THE MICHAELS COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2015	2014	2015	2014
Net sales	$984,270	$948,150	$2,061,870	$2,000,198
Cost of sales and occupancy expense	610,949	590,953	1,246,752	1,214,258
Gross profit	373,321	357,197	815,118	785,940
Selling, general and administrative	275,699	272,888	571,270	557,871
Related party expenses	—	32,354	—	35,682
Store pre-opening costs	1,040	1,063	3,284	2,295
Operating income	96,582	50,892	240,564	190,092
Interest expense	34,311	60,635	72,127	117,726
Losses on early extinguishment of debt and refinancing costs	6,072	67,980	6,072	67,980
Other expense (income), net	(136)	(161)	59	(210)
Income (loss) before income taxes	56,335	(77,562)	162,306	4,596
Provision for income taxes	20,624	(28,919)	59,857	7,825
Net income (loss)	$35,711	$(48,643)	$102,449	$(3,229)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment and other	(7,223)	1,801	(2,907)	677
Comprehensive income (loss)	$28,488	$(46,842)	$99,542	$(2,552)

Earnings (loss) per share:
Basic	$0.17	$(0.26)	$0.49	$(0.02)
Diluted	$0.17	$(0.26)	$0.49	$(0.02)
Weighted-average shares outstanding:
Basic	206,941	184,927	206,283	180,024
Diluted	209,691	184,927	209,541	180,024

See accompanying notes to consolidated financial statements.

THE MICHAELS COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	August 1,	January 31,	August 2,
ASSETS	2015	2015	2014
Current Assets:
Cash and equivalents	$70,368	$378,295	$89,503
Merchandise inventories	1,073,722	958,171	936,892
Prepaid expenses and other	83,244	84,894	100,698
Deferred income taxes	38,473	38,345	37,103
Income tax receivables	53,499	2,418	75,481
Total current assets	1,319,306	1,462,123	1,239,677
Property and equipment, at cost	1,632,755	1,579,446	1,530,972
Less accumulated depreciation and amortization	(1,238,069)	(1,193,074)	(1,165,351)
Property and equipment, net	394,686	386,372	365,621
Goodwill	94,290	94,290	94,290
Debt issuance costs, net	33,800	40,613	47,933
Deferred income taxes	20,203	20,245	23,618
Other assets	1,673	1,638	1,775
Total assets	$1,863,958	$2,005,281	$1,772,914

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$418,745	$447,165	$317,824
Accrued liabilities and other	349,777	391,997	335,739
Current portion of long-term debt	48,900	24,900	47,900
Income taxes payable	873	25,570	1,241
Total current liabilities	818,295	889,632	702,704
Long-term debt	2,931,008	3,124,374	3,316,909
Deferred income taxes	16,180	9,580	1,163
Other liabilities	91,032	93,220	86,186
Total liabilities	3,856,515	4,116,806	4,106,962

Commitments and contingencies

Stockholders’ Deficit:
Common Stock, $0.06775 par value, 350,000 shares authorized; 208,011 shares issued and outstanding at August 1, 2015; 205,803 shares issued and outstanding at January 31, 2015; and 203,952 shares issued and outstanding at August 2, 2014	13,952	13,799	13,768
Additional paid-in-capital	577,104	557,831	545,311
Accumulated deficit	(2,568,901)	(2,671,350)	(2,894,002)
Accumulated other comprehensive loss	(14,712)	(11,805)	875
Total stockholders’ deficit	(1,992,557)	(2,111,525)	(2,334,048)
Total liabilities and stockholders’ deficit	$1,863,958	$2,005,281	$1,772,914

See accompanying notes to consolidated financial statements.

THE MICHAELS COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	26 Weeks Ended
	August 1,	August 2,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$102,449	$(3,229)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	55,949	53,173
Share-based compensation	6,225	9,663
Debt issuance costs amortization	4,366	5,602
Accretion of long-term debt, net	(66)	(431)
Deferred income taxes	6,514	4,844
Losses on early extinguishment of debt and refinancing costs	6,072	67,980
Excess tax benefits from share-based compensation	(12,952)	(479)
Other	—	(23)
Changes in assets and liabilities:
Merchandise inventories	(115,198)	(37,254)
Prepaid expenses and other	1,659	(5,238)
Other assets	(86)	(1,731)
Accounts payable	(10,686)	(37,624)
Accrued interest	89	(45,689)
Accrued liabilities and other	(53,634)	(30,603)
Income taxes	(75,779)	(102,390)
Other liabilities	(2,067)	(1,307)
Net cash used in operating activities	(87,145)	(124,736)

Cash flows used in investing activities:
Additions to property and equipment	(63,241)	(64,770)

Cash flows from financing activities:
Payment of PIK notes	(184,467)	(443,542)
Borrowings on restated revolving credit facility	24,000	23,000
Borrowings on restated term loan credit facility	—	845,750
Payments on restated term loan credit facility	(12,450)	(8,200)
Payment of 2018 senior notes	—	(1,057,208)
Issuance of 2020 senior subordinated notes	—	255,000
Issuance of common stock	—	445,660
Payment of debt issuance costs	—	(10,900)
Payment of dividends	(443)	(480)
Change in cash overdraft	(9,832)	(8,070)
Proceeds from stock options exercised	32,521	6,243
Common stock repurchased	(19,822)	(7,587)
Excess tax benefits from share-based compensation	12,952	479
Net cash (used in) provided by financing activities	(157,541)	40,145

Net change in cash and equivalents	(307,927)	(149,361)
Cash and equivalents at beginning of period	378,295	238,864
Cash and equivalents at end of period	$70,368	$89,503

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

We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31. All references to fiscal year mean the year in which that fiscal year began. References to “fiscal 2015” relate to the 52 weeks ended January 30, 2016 and references to “fiscal 2014” relate to the 52 weeks ended January 31, 2015. In addition, all references to “the second quarter of fiscal 2015” relate to the 13 weeks ended August 1, 2015 and all references to “the second quarter of fiscal 2014” relate to the 13 weeks ended August 2, 2014.  Finally, all references to “the six months ended August 1, 2015” relate to the 26 weeks ended August 1, 2015 and all references to “the six months ended August 2, 2014” relate to the 26 weeks ended August 2, 2014. Because of the seasonal nature of our business, the results of operations for the 13 and 26 weeks ended August 1, 2015 are not indicative of the results to be expected for the entire year.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”).  ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Amortization of the costs will continue to be reported as interest expense. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period and is to be applied retrospectively, with early application permitted.  As of August 1, 2015, the reduction to our long-term assets and debt would be approximately $29 million.  We are currently evaluating the requirements of the standard to determine when we will adopt and implement its provisions.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”).  ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.  In July 2015, the FASB decided to delay the effective date of ASU 2014-09 by one year. ASU 2014-09 is therefore now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The standard is to be applied retrospectively, with early application permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  We are evaluating the new standard, but do not anticipate a material impact to the consolidated financial statements once implemented.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”).  ASU 2015-11 provides guidance for the subsequent measurement of inventory and requires that inventory that is measured using average cost be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. When evidence exists that the net realizable value of inventory is lower than its cost, the difference will be recognized as a loss in earnings in the period in which it occurs. ASU 2015-11 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied prospectively, with early application permitted. We are currently evaluating the impact of the adoption of this new standard on our consolidated financial statements and related disclosures.

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

The table below provides the carrying and fair values of our senior secured term loan facility (“Restated Term Loan Credit Facility”) and our 5.875% senior subordinated notes maturing in 2020 (“2020 Senior Subordinated Notes”)  as of August 1, 2015. The fair values of our Restated Term Loan Credit Facility and our 2020 Senior Subordinated Notes were determined based on quoted market prices which are considered Level 2 inputs within the fair value hierarchy.

	Carrying	Fair
	Value	Value
	(In thousands)
Restated term loan credit facility	$2,441,648	$2,446,704
Senior subordinated notes	514,260	538,050

3. DEBT

Long-term debt consists of the following (in thousands):

		August 1,	January 31,	August 2,
	Interest Rate	2015	2015	2014

Restated term loan credit facility	Variable	$2,441,648	$2,453,770	$2,466,086
Restated revolving credit facility	Variable	24,000	—	23,000
Senior subordinated notes	5.875%	514,260	514,654	514,873
PIK notes	7.50% / 8.25%	—	180,850	360,850
Total debt		2,979,908	3,149,274	3,364,809
Less current portion		(48,900)	(24,900)	(47,900)
Long-term debt		$2,931,008	$3,124,374	$3,316,909

Cash paid for interest totaled $67.7 million and $158.4 million for the 26 weeks ended August 1, 2015 and August 2, 2014, respectively.

7.50%/8.25% PIK Toggle Notes

On April 6, 2015, an irrevocable notice of redemption was delivered to the holders of the 7.50%/8.25% PIK Toggle Notes due 2018 (“PIK Notes”). Pursuant to the notice, the remaining $180.9 million in principal of the PIK Notes was redeemed on May 6, 2015.  In the second quarter of fiscal 2015, the Company recorded $6.1 million of debt extinguishment costs, which consists of a 2% redemption premium and $2.5 million of unamortized debt issuance costs. This final payment retired the PIK Notes and discharged the obligations under the indenture governing the PIK Notes.

Restated Revolving Credit Facility

As of August 1, 2015, the borrowing base of our senior secured asset-based revolving credit facility (“Restated Revolving Credit Facility”) was $650.0 million, of which Michaels Stores, Inc. (“MSI”) had $564.0 million of unused borrowing capacity. Outstanding standby letters of credit, which reduce our borrowing base, totaled $62.0 million as of August 1, 2015. There was $24.0 million of outstanding borrowings under the Restated Revolving Credit Facility as of August 1, 2015.

Debt Issuance Costs

Accumulated amortization of debt issuance costs was $57.6 million, $54.6 million, and $50.8 million as of August 1, 2015, January 31, 2015 and August 2, 2014, respectively.

4. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table includes detail regarding changes in the composition of accumulated other comprehensive income (loss) (in thousands):

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2015	2014	2015	2014
Beginning of period	$(7,489)	$(926)	$(11,805)	$198
Foreign currency translation adjustment and other	(7,223)	1,801	(2,907)	677
End of period	$(14,712)	$875	$(14,712)	$875

5.  INCOME TAXES

Income tax expense totaled $20.6 million in the second quarter of fiscal 2015 as compared to an income tax benefit of $28.9 million in the second quarter of fiscal 2014. Income tax expense for the six months ended August 1, 2015 was $59.9 million compared to $7.8 million in the same period in the prior year.  The increase in income tax expense in both periods was due to higher pre-tax income as compared to the same periods in the prior year.  The current year income tax expense was partially offset by our assertion to indefinitely reinvest fiscal 2015 earnings of our Canadian subsidiary into our operations outside the U.S.  Accordingly, we have not provided for U.S. federal or foreign income taxes, including withholding taxes, on fiscal 2015 earnings of our Canadian subsidiaries' undistributed earnings. However, if any portion were to be distributed, the related U.S. tax liability may be reduced by foreign income taxes paid on those earnings.  We currently estimate our annualized effective tax rate for fiscal 2015 to be approximately 36.7%.

Cash paid for income taxes totaled $116.7 million and $106.2 million for the 26 weeks ended August 1, 2015 and August 2, 2014, respectively.

6.   EARNINGS (LOSS) PER SHARE

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing income available to common stockholders by the weighted-average shares outstanding plus the potential dilutive impact from the exercise of stock options and restricted shares. Common equivalent shares are excluded from the computation if their effect is anti-dilutive.  There were 0.4 million and 3.8 million anti-dilutive shares during the second quarters of fiscal 2015 and fiscal 2014, respectively.  There were 0.3 million and 3.7 million anti-dilutive shares during the six months ended August 1, 2015 and August 2, 2014, respectively.

The following table presents a reconciliation of the diluted weighted-average shares (in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2015	2014	2015	2014
Numerator:
Net income (loss)	$35,711	$(48,643)	$102,449	$(3,229)
Income related to vested restricted shares	150	—	438	—
Income (loss) available to common stockholders	$35,561	$(48,643)	$102,011	$(3,229)

Denominator:
Basic weighted-average shares	206,941	184,927	206,283	180,024
Effect of dilutive securities:
Stock options	2,482	—	2,957	—
Restricted shares	268	—	301	—
Dilutive weighted-average shares	209,691	184,927	209,541	180,024

Basic earnings (loss) per common share	$0.17	$(0.26)	$0.49	$(0.02)
Diluted earnings (loss) per common share	$0.17	$(0.26)	$0.49	$(0.02)

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

Our net sales by country are as follows (in thousands):

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2015	2014	2015	2014
Net Sales:
United States	$896,004	$858,543	$1,879,264	$1,810,342
Canada	88,266	89,607	182,606	189,856
Consolidated Total	$984,270	$948,150	$2,061,870	$2,000,198

Our chief operating decision makers evaluate historical operating performance and plan and forecast future periods’ operating performance based on operating income and earnings before interest, income taxes, depreciation,  amortization and losses on early extinguishment of debt and refinancing costs (“EBITDA (excluding losses on early extinguishment of debt and refinancing costs)”). We believe these metrics more closely reflect the operating effectiveness of factors over which management has control. A reconciliation of EBITDA (excluding losses on early extinguishment of debt and refinancing costs) to net income (loss) is presented below (in thousands):

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2015	2014	2015	2014
Net income (loss)	$35,711	$(48,643)	$102,449	$(3,229)
Interest expense	34,311	60,635	72,127	117,726
Losses on early extinguishment of debt and refinancing costs	6,072	67,980	6,072	67,980
Provision for income taxes	20,624	(28,919)	59,857	7,825
Depreciation and amortization	28,004	26,546	55,949	53,173
Other	(57)	(101)	(180)	(169)
EBITDA (excluding losses on early extinguishment of debt and refinancing costs)	$124,665	$77,498	$296,274	$243,306

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

Following the filing of the Graham case in New Jersey, five additional purported class action lawsuits with six plaintiffs were filed, Michele Castro and Janice Bercut v. Michaels Stores, Inc., filed in the U.S. District Court in the Northern District of Texas, Michelle Bercut v. Michaels Stores, Inc. filed in the Superior Court of California for Sonoma County, Raini Burnside v. Michaels Stores, Inc., pending in the U.S. District Court in the Western District of Missouri, Sue Gettings v. Michaels Stores, Inc., in the U.S. District Court in the Southern District of New York, and Barbara Horton v. Michaels Stores, Inc., in the U.S. District Court in the Central District of California. All of the plaintiffs alleged violations of the FCRA.  In addition, Castro, Horton and Janice Bercut also alleged violations of California’s unfair competition law.  The Burnside, Horton and Gettings lawsuits have been dismissed and an offer of judgment has been accepted in the Castro lawsuit and will be dismissed. The Graham, Janice Bercut and Michelle Bercut lawsuits were transferred by the U.S. Judicial Panel on Multidistrict Litigation for centralized pretrial proceedings to the District of New Jersey.

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

Consumer Product Safety Commission Claim

On April 21, 2015, the United States Department of Justice, on behalf of the Consumer Product Safety Commission (the “CPSC”), filed a complaint against MSI and Michaels Stores Procurement Company, Inc. (“MSPC”) in the U.S. District Court for the Northern District of Texas.   The complaint seeks civil penalties for an alleged failure to timely report a potential product safety hazard to the CPSC related to the breakage of certain glass vases. The complaint also alleges the report contained a material misrepresentation and seeks injunctive relief requiring MSI and MSPC to, among other things, establish internal recordkeeping and compliance monitoring systems. The Company filed a partial motion to dismiss on June 18, 2015 seeking dismissal of the CPSC’s claims for money damages, and is awaiting a decision from the Court. We believe we have meritorious defenses and intend to defend the lawsuit vigorously. We do not believe the resolution of the lawsuit will have a material effect on our consolidated financial statements.

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

For some of the matters disclosed above, as well as other matters previously disclosed in the Company’s filings with the SEC, the Company is able to estimate a range of losses in excess of the amounts recorded, if any, in the accompanying consolidated financial statements.  As of August 1, 2015, the aggregate estimated loss is approximately $13 million, which includes amounts recorded by the Company.

9. RELATED PARTY TRANSACTIONS

Bain Capital Partners, LLC (“Bain Capital”) and The Blackstone Group L.P. (“The Blackstone Group”, together with Bain Capital, the “Sponsors”) own approximately 63% of our outstanding common stock as of August 1, 2015. Prior to our initial public offering (“IPO”) on July 2, 2014, the Sponsors and another common stockholder, Highfields Capital Management LP (“Highfields”), received annual management fees of $12.0 million and $1.0 million, respectively. In connection with the IPO, the management agreement was terminated and the Company paid the Sponsors and Highfields an aggregate $30.2 million termination fee. We recognized management fees and reimbursement of out-of-pocket expenses of $32.4 million and $35.7 million during the three and six months ended August 2, 2014, respectively. These expenses are included in related party expenses in the consolidated statements of comprehensive income (loss).

The Blackstone Group owns a majority equity position in RGIS, an external vendor we utilize to count our store inventory. Payments associated with this vendor during the second quarters of fiscal 2015 and fiscal 2014 were $1.5 million and $1.6 million, respectively. Payments made during the six months ended August 1, 2015 and August 2, 2014 were $3.4 million and $3.6 million, respectively. These expenses are included in selling, general and administrative (“SG&A”) in the consolidated statements of comprehensive income (loss).

The Blackstone Group owns a majority equity position in Vistar, an external vendor we utilize for all of the candy-type items in our stores. Payments associated with this vendor during each of the second quarters of fiscal 2015 and fiscal 2014 were $5.7 million and $4.1 million, respectively. Payments made during the six months ended August 1, 2015 and August 2, 2014 were $12.9 million and $11.3 million, respectively. These expenses are recognized in cost of sales as the sales are incurred.

The Blackstone Group owns an equity position in Brixmor Properties Group, a vendor we utilize to lease certain properties. Payments associated with this vendor during the second quarters of fiscal 2015 and fiscal 2014 were $0.6 million and $0.7 million, respectively. Payments made during the six months ended August 1, 2015 and August 2, 2014 were $1.3 million and $1.7 million, respectively. These expenses are included in cost of sales and occupancy expense in the consolidated statements of comprehensive income (loss).

Five of our current directors, Joshua Bekenstein, Nadim El Gabbani, Lewis S. Klessel, Matthew S. Levin and Peter F. Wallace, are affiliates of Bain Capital or The Blackstone Group. As such, some or all of such directors may have an indirect material interest in payments with respect to debt securities of the Company that have been purchased by affiliates of Bain Capital and The Blackstone Group. As of August 1, 2015, affiliates of The Blackstone Group held $43.4 million of our Restated Term Loan Credit Facility.

10. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Our debt covenants restrict MSI, and certain subsidiaries of MSI, from various activities including the incurrence of additional debt, payment of dividends and the repurchase of MSI’s capital stock (subject to certain exceptions), among other things.  The following condensed consolidated financial information represents the financial information of MSI and its wholly-owned subsidiaries subject to these restrictions.  The information is presented in accordance with the requirements of Rule 12-04 under the SEC’s Regulation S-X.

Michaels Stores, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	August 1,	January 31,	August 2,
ASSETS	2015	2015	2014

Current assets:
Cash and equivalents	$65,631	$373,559	$84,718
Merchandise inventories	1,073,722	958,171	936,892
Prepaid expenses and other current assets	138,845	125,374	185,064
Total current assets	1,278,198	1,457,104	1,206,674
Property and equipment, net	394,686	386,372	365,621
Goodwill	94,290	94,290	94,290
Other assets	62,413	64,305	74,140
Total assets	$1,829,587	$2,002,071	$1,740,725

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$418,745	$447,016	$317,824
Accrued liabilities and other	347,983	388,785	330,620
Current portion of long-term debt	48,900	24,900	47,900
Other current liabilities	2,885	59,885	1,131
Total current liabilities	818,513	920,586	697,475
Long-term debt	2,931,008	2,943,524	2,956,059
Other liabilities	107,325	102,913	87,868
Total stockholders’ deficit	(2,027,259)	(1,964,952)	(2,000,677)
Total liabilities and stockholders’ deficit	$1,829,587	$2,002,071	$1,740,725

Michaels Stores, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2015	2014	2015	2014
Net sales	$984,270	$948,150	$2,061,870	$2,000,198
Cost of sales and occupancy expense	610,949	590,953	1,246,752	1,214,258
Gross profit	373,321	357,197	815,118	785,940
Selling, general and administrative	275,380	270,730	570,729	555,481
Other operating expense	1,040	33,417	3,284	37,977
Operating income	96,901	53,050	241,105	192,482
Interest and other expense	34,063	100,710	68,415	141,834
Income (loss) before income taxes	62,838	(47,660)	172,690	50,648
Provision for income taxes	23,034	(17,534)	63,705	24,454
Net income (loss)	$39,804	$(30,126)	$108,985	$26,194

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment and other	(7,223)	1,801	(2,907)	677
Comprehensive income (loss)	$32,581	$(28,325)	$106,078	$26,871

Michaels Stores, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	26 Weeks Ended
	August 1,	August 2,
	2015	2014
Cash flows used in operating activities:
Net cash used in operating activities	$(84,245)	$(58,722)

Cash flows used in investing activities:
Additions to property and equipment	(63,241)	(64,770)

Cash flows from financing activities:
Net repayments of debt	(12,450)	(1,065,408)
Net borrowings of debt	24,000	1,123,750
Payment of dividend to Holdings	(188,046)	(60,333)
Other financing activities	16,054	(23,959)
Net cash used in financing activities	(160,442)	(25,950)

Net change in cash and equivalents	(307,928)	(149,442)
Cash and equivalents at beginning of period	373,559	234,160
Cash and equivalents at end of period	$65,631	$84,718

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

We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31. All references to fiscal year mean the year in which that fiscal year began. References to “fiscal 2015” relate to the 52 weeks ended January 30, 2016 and references to “fiscal 2014” relate to the 52 weeks ended January 31, 2015.  In addition, all references to “the second quarter of fiscal 2015” relate to the 13 weeks ended August 1, 2015 and all references to “the second quarter of fiscal 2014” relate to the 13 weeks ended August 2, 2014. Finally, all references to “the six months ended August 1, 2015” relate to the 26 weeks ended August 1, 2015 and all references to “the six months ended August 2, 2014” relate to the 26 weeks ended August 2, 2014. Because of the seasonal nature of our business, the results of operations for the 13 and 26 weeks ended August 1, 2015 are not indicative of the results to be expected for the entire year.

Overview

We are the largest arts and crafts specialty retailer in North America (based on store count) providing materials, project ideas and education for creative activities, under the retail brands of Michaels and Aaron Brothers.  We also operate a market-leading vertically-integrated custom framing business.  At August 1, 2015,  we operated 1,186 Michaels stores and 118 Aaron Brothers stores.

Net sales for the second quarter of fiscal 2015 increased 3.8% compared to the same period in the prior year.  The increase in net sales was due primarily to the opening of 40 additional stores (net of closures) since August 2, 2014.  Comparable stores sales increased 1.6% during the second quarter of fiscal 2015, or 2.9% at constant exchange rates.  Gross profit as a percent of sales increased 20 basis points to 37.9% during the second quarter of fiscal 2015 primarily related to the timing of distribution expenses, partially offset by a planned increase in costs compared to last year to exit select merchandise as part of our on-going department resets that occurred later in fiscal 2015 due to the West Coast port slowdown and unfavorable shrink experience.  Operating income increased $45.7 million to $96.6 million during the second quarter of fiscal 2015.  The increase was due primarily to an improvement in gross profit and a reduction in related party expenses due to the termination of the management services agreement in July 2014.

On April 6, 2015, an irrevocable notice of redemption was delivered to the holders of the 7.50%/8.25% PIK Toggle Notes due 2018 (“PIK Notes”). Pursuant to the notice, the remaining $180.9 million in principal of the PIK Notes was redeemed on May 6, 2015.  In the second quarter of fiscal 2015, the Company recorded $6.1 million of debt extinguishment costs, which consists of a 2% redemption premium and $2.5 million of unamortized debt issuance costs. This final payment retired the PIK Notes and discharged the obligations under the indenture governing the PIK Notes.

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

Operating Information

The following table sets forth certain operating data:

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2015	2014	2015	2014
Michaels stores:
Open at beginning of period	1,177	1,144	1,168	1,136
New stores	9	3	19	11
Relocated stores opened	3	5	13	10
Closed stores	—	—	(1)	—
Relocated stores closed	(3)	(5)	(13)	(10)
Open at end of period	1,186	1,147	1,186	1,147

Aaron Brothers stores:
Open at beginning of period	118	118	120	121
Closed stores	—	(1)	(2)	(4)
Open at end of period	118	117	118	117
Total store count at end of period	1,304	1,264	1,304	1,264

Other Operating Data:
Average inventory per Michaels store (in thousands) (1)	$880	$782	$880	$782
Comparable store sales	1.6%	3.2%	0.9%	3.5%
Comparable store sales, at constant currency	2.9%	3.6%	2.1%	4.1%

(1)	The calculation of average inventory per Michaels store excludes our Aaron Brothers stores.

Results of Operations

The following table sets forth the percentage relationship to net sales of line items of our consolidated statements of comprehensive income (loss). This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes.

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and occupancy expense	62.1	62.3	60.5	60.7
Gross profit	37.9	37.7	39.5	39.3
Selling, general and administrative	28.0	28.8	27.7	27.9
Related party expenses	—	3.4	—	1.8
Store pre-opening costs	0.1	0.1	0.2	0.1
Operating income	9.8	5.4	11.7	9.5
Interest expense	3.5	6.4	3.5	5.9
Losses on early extinguishment of debt and refinancing costs	0.6	7.2	0.3	3.4
Other expense (income), net	—	—	—	—
Income (loss) before income taxes	5.7	(8.2)	7.9	0.2
Provision for income taxes	2.1	(3.1)	2.9	0.4
Net income (loss)	3.6%	(5.1)%	5.0%	(0.2)%

13 Weeks Ended August 1, 2015 Compared to the 13 Weeks Ended August 2, 2014

Net Sales. Net sales increased $36.1 million in the second quarter of fiscal 2015, or 3.8%, compared to the second quarter of fiscal 2014.  The increase in net sales was due to a $21.4 million increase primarily related to 40 additional stores opened (net of closures) since August 2, 2014 and a $14.8 million increase in comparable store sales. Comparable store sales increased 1.6%, or 2.9% at constant exchange rates, due primarily to an increase in customer transactions and our average ticket.

Gross Profit. Gross profit was 37.9% of net sales in the second quarter of fiscal 2015 compared to 37.7% in the second quarter of fiscal 2014.  The 20 basis point improvement was due primarily to the timing of distribution expenses, partially offset by a planned increase in costs compared to last year to exit select merchandise as part of our on-going department resets that occurred later in fiscal 2015 due to the West Coast port slowdown and unfavorable shrink experience.

Selling, General and Administrative. SG&A was 28.0% of net sales for the second quarter of fiscal 2015 compared to 28.8% in the second quarter of fiscal 2014.  SG&A increased $2.8 million to $275.7 million for the second quarter of fiscal 2015. The increase was due primarily to a $5.0 million increase in costs associated with operating 40 additional stores (net of closures) and a $1.9 million increase in performance-based compensation. The increase was partially offset by $2.1 million of costs incurred in prior year related to our Initial Public Offering (“IPO”) completed in July 2014.

Related Party Expenses. Related party expenses decreased $32.4 million in the second quarter of fiscal 2015 compared to the same period in the prior year due to the termination of the management services agreement in connection with our IPO completed in July 2014.

Interest Expense. Interest expense decreased $26.3 million to $34.3 million in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014. The decrease was primarily attributable to $14.8 million of interest savings from the redemption of the PIK Notes during the fourth quarter of fiscal 2014 and the second quarter of fiscal 2015 and

$11.0 million of interest savings from the refinancing of the 7.75% Senior Notes due 2018 (“2018 Senior Notes”)  in the second quarter of 2014.

Losses on Early Extinguishment of Debt and Refinancing Costs. We recorded a loss on the early extinguishment of debt of $6.1 million during the second quarter of fiscal 2015 related to the redemption of our remaining outstanding PIK Notes, consisting of $3.6 million of redemption premiums and $2.5 million to write off related debt issuance costs.  We recorded a loss on the early extinguishment of debt of $68.0 million during the second quarter of fiscal 2014 related to the redemption of our 2018 Senior Notes and PIK Notes, consisting of $55.2 million of redemption premiums and $17.9 million to write off related debt issuance costs.  The loss during the second quarter of fiscal 2014 was partially offset by a $5.1 million write off of the unamortized net premium.

Provision for Income Taxes. Income tax expense totaled $20.6 million in the second quarter of fiscal 2015 as compared to a tax benefit of $28.9 million in the second quarter of fiscal 2014. The increase was primarily due to higher pre-tax income as compared to the same period in the prior year.  The current year income tax expense was partially offset by our assertion to indefinitely reinvest fiscal 2015 earnings of our Canadian subsidiary into our operations outside the U.S., which is taxed at a lower rate than the U.S.

26 Weeks Ended August 1, 2015 Compared to the 26 Weeks Ended August 2, 2014

Net Sales. Net sales increased $61.7 million in the first six months of fiscal 2015, or 3.1%, compared to the first six months of fiscal 2014.  The increase in net sales was due to a $43.8 million increase primarily related to 40 additional stores opened (net of closures) since August 2, 2014 and a $17.8 million increase in comparable store sales. Comparable store sales increased 0.9%, or 2.1% at constant exchange rates, due primarily to an increase in our average ticket, partially offset by a decrease in customer transactions.

Gross Profit. Gross profit was 39.5% of net sales for the first six months of fiscal 2015 compared to 39.3% for the first six months of fiscal 2014.  The 20 basis point improvement was due primarily to the timing of distribution expenses. The improvement was partially offset by a planned increase in costs compared to last year to exit select merchandise as part of our on-going department resets that occurred later in fiscal 2015 due to the West Coast port slowdown, unfavorable shrink experience and higher promotional activity that occurred primarily during the first quarter of fiscal 2015.

Selling, General and Administrative. SG&A was 27.7% of net sales for the first six months of fiscal 2015 compared to 27.9%  for the first six months of fiscal 2014.  SG&A increased $13.4 million to $571.3 million for the first six months of fiscal 2015. The increase was due primarily to a $9.8 million increase in costs associated with operating 40 additional stores (net of closures) and a $4.1 million increase in performance-based compensation.  The increase was partially offset by $2.1 million of costs incurred in prior year related to our IPO completed in July 2014.

Related Party Expenses. Related party expenses decreased $35.7 million in the first six months of fiscal 2015 compared to the same period in the prior year due to the termination of the management services agreement in connection with our IPO completed in July 2014.

Interest Expense. Interest expense decreased $45.6 million to $72.1 million in the first six months of fiscal 2015 compared to the first six months of fiscal 2014. The decrease was due primarily to $26.4 million of interest savings from the redemption of the PIK Notes during the fourth quarter of fiscal 2014 and the second quarter of fiscal 2015 and $18.4 million of interest savings from the refinancing of the 2018 Senior Notes in the second quarter of 2014.

Losses on Early Extinguishment of Debt and Refinancing Costs. We recorded a loss on the early extinguishment of debt of $6.1 million during the first six months of fiscal 2015 related to the redemption of our remaining outstanding PIK Notes, consisting of $3.6 million of redemption premiums and $2.5 million to write off related debt issuance costs.  We recorded a loss on the early extinguishment of debt of $68.0 million during the first six months of fiscal 2014 related to the redemption of our 2018 Senior Notes and PIK Notes, consisting of $55.2 million of redemption premiums and $17.9 million to write off related debt issuance costs.  The loss during the first six months of fiscal 2014 was partially offset by a $5.1 million write off of the unamortized net premium.

Provision for Income Taxes. Income tax expense for the first six months of fiscal 2015 was $59.9 million compared to $7.8 million in the same period in the prior year. The increase was primarily due to higher pre-tax income as compared to the same period in the prior year.  The current year income tax expense was partially offset by our assertion to indefinitely reinvest fiscal 2015 earnings of our Canadian subsidiary into our operations outside the U.S., which is taxed at a lower rate than the U.S.

Liquidity and Capital Resources

We require cash principally for day-to-day operations, to finance capital investments, to purchase inventory, to service our outstanding debt and for seasonal working capital needs. We expect that our available cash, cash flow generated from operating activities and funds available under our senior secured asset-based revolving credit facility (“Restated Revolving Credit Facility”) will be sufficient to fund planned capital expenditures, working capital requirements, debt repayments, debt service requirements and anticipated growth for the foreseeable future. Our ability to satisfy our liquidity needs and continue to refinance or reduce debt could be adversely affected by the occurrence of any of the events described under Item 1A. Risk Factors of our Report on Form 10-K for the fiscal year ended January 31, 2015 or our failure to meet our debt covenants. Our Restated Revolving Credit Facility provides senior secured financing of up to $650.0 million, subject to a borrowing  base. As of August 1, 2015, the borrowing base was $650.0 million, of which we had $62.0 million of outstanding standby letters of credit, $24.0 million of outstanding borrowings and $564.0 million of unused borrowing capacity. Our cash and cash equivalents totaled $70.4 million at August 1, 2015.

We had total outstanding debt of $2,979.9 million at August 1, 2015, of which $2,465.6 million was subject to variable interest rates and $514.3 million was subject to fixed interest rates.

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

On April 6, 2015, an irrevocable notice of redemption was delivered to the holders of the PIK Notes. Pursuant to the notice, the remaining $180.9 million in principal of the PIK Notes was redeemed on May 6, 2015. In the second quarter of fiscal 2015, the Company recorded $6.1 million of debt extinguishment costs, which consists of a 2% redemption premium and $2.5 million of unamortized debt issuance costs. This final payment retired the PIK Notes and discharged the obligations under the indenture governing the PIK Notes.

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

Cash Flow from Operating Activities

Cash flows used in operating activities was $87.1 million in the first six months of fiscal 2015 and $124.7 million in the first six months of fiscal 2014.  The decrease in cash used in operating activities was primarily due to a $50.5 million increase in operating income for the first six months of fiscal 2015 compared to the same period in the prior year and interest savings from the redemption of the remaining outstanding PIK Notes in the second quarter of fiscal 2015. The decrease was partially offset by higher inventory levels.

Average inventory per Michaels store (including e-commerce and distribution centers) increased 12.5% to $880,000 at August 1, 2015, from $782,000 at August 2, 2014. The increase is due to a strategic decision to increase inventory levels of core products as well as the early receipt of certain Holiday products.  The decision to receive certain products early was made prior to the resolution of the West Coast port slow down and was influenced by the large number of private brand products sold at our stores and the corresponding lead times needed to produce this product.

Cash Flow from Investing Activities

The following table includes capital expenditures paid during the periods presented (in thousands):

	26 Weeks Ended
	August 1,	August 2,
	2015	2014
New and relocated stores and stores not yet opened (1)	$13,890	$13,805
Existing stores	26,670	18,685
Information systems	18,557	23,612
Corporate and other	4,124	8,668
	$63,241	$64,770

(1)

In the first six months of fiscal 2015, we incurred capital expenditures related to the opening of 32 Michaels stores, including the relocation of 13 Michaels stores. In the first six months of fiscal 2014, we incurred capital expenditures related to the opening of 21 Michaels stores, including the relocation of 10 Michaels stores.

Non-GAAP Measures

The following table sets forth certain non-GAAP measures the Company uses to manage our performance and measure compliance with certain debt covenants. The Company defines “EBITDA (excluding losses on early extinguishment of debt and refinancing costs)” as net income (loss) before interest, income taxes, depreciation, amortization, and losses on early extinguishment of debt and refinancing costs. The Company defines “Adjusted EBITDA” as EBITDA (excluding losses on early extinguishment of debt and refinancing costs) adjusted for certain defined amounts in accordance with the Company’s senior secured term loan facility (“Restated Term Loan Credit Facility”) and Restated Revolving Credit Facility (collectively, the “Adjustments”).

The Company has presented EBITDA (excluding losses on early extinguishment of debt and refinancing costs) and Adjusted EBITDA to provide investors with additional information to evaluate our operating performance and our ability to service our debt.  Adjusted EBITDA is a required calculation under the Company’s Restated Term Loan Credit Facility and its Restated Revolving Credit Facility (together the “Senior Secured Credit Facilities”). As it relates to the Senior Secured Credit Facilities, Adjusted EBITDA is used in the calculations of fixed charge coverage and leverage ratios, which, under certain circumstances determine mandatory repayments or maintenance covenants and may restrict the Company’s ability to make certain payments (characterized as restricted payments), investments (including acquisitions) and debt repayments.

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

The following table shows a reconciliation of EBITDA (excluding losses on early extinguishment of debt and refinancing costs) and Adjusted EBITDA to net income (loss) and net cash used in operating activities (in thousands):

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2015	2014	2015	2014
Net cash used in operating activities	$(10,925)	$(50,377)	$(87,145)	$(124,736)
Depreciation and amortization	(28,004)	(26,546)	(55,949)	(53,173)
Share-based compensation	(3,505)	(5,980)	(6,225)	(9,663)
Debt issuance costs amortization	(2,089)	(2,744)	(4,366)	(5,602)
Accretion of long-term debt, net	33	103	66	431
Deferred income taxes	(1,410)	1,059	(6,514)	(4,844)
Losses on early extinguishment of debt and refinancing costs	(6,072)	(67,980)	(6,072)	(67,980)
Excess tax benefits from share-based compensation	2,753	271	12,952	479
Changes in assets and liabilities	84,930	103,551	255,702	261,859
Net income (loss)	35,711	(48,643)	102,449	(3,229)
Interest expense	34,311	60,635	72,127	117,726
Losses on early extinguishment of debt and refinancing costs	6,072	67,980	6,072	67,980
Provision for income taxes	20,624	(28,919)	59,857	7,825
Depreciation and amortization	28,004	26,546	55,949	53,173
Other	(57)	(101)	(180)	(169)
EBITDA (excluding losses on early extinguishment of debt and refinancing costs)	124,665	77,498	296,274	243,306
Adjustments:
Share-based compensation	3,505	5,980	6,225	9,663
Management fees to Sponsors and others	—	32,354	—	35,682
Retention costs	—	—	—	340
Severance costs	302	883	1,162	994
Store pre-opening costs	1,047	1,081	3,310	2,341
Store remodel costs	1,167	(38)	1,827	3,403
Foreign currency transaction losses (gains)	14	53	(23)	301
Store closing costs	332	439	(361)	1,058
IPO costs	—	2,134	—	2,134
Other (1)	1,449	1,013	2,476	1,627
Adjusted EBITDA	$132,481	$121,397	$310,890	$300,849

(1)	Other adjustments relate to items such as moving and relocation expenses, franchise taxes, sign on bonuses and certain legal expenses.

Disclosure Regarding Forward-Looking Information

The above discussion, as well as other portions of this Quarterly Report on Form 10-Q, contains forward-looking statements that reflect our plans, estimates and beliefs. Any statements contained herein (including, but not limited to, statements to the effect that Michaels or its management “anticipates”, “plans”, “estimates”, “expects”, “believes”, “intends” and other similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our Annual Report. Such forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance or achievements to be materially different from anticipated results, prospects, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to the following:

•	risks related to the effect of economic uncertainty;

•

our substantial outstanding indebtedness of $3.0 billion could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our $2.5 billion variable rate debt and prevent us from meeting our obligations under our notes and credit facilities;

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

•

investment funds affiliated with the Sponsors own approximately 63% of the outstanding shares of our common stock and as a result will have the ability to control the outcome of matters submitted for stockholder approval, including the ability to direct the election of all of the members of our Board of Directors, and they may have interests that differ from those of other stockholders.

For more details on factors that may cause actual results to differ materially from such forward-looking statements, please see the Risk Factors section of our Annual Report.  Except as required by applicable law, we disclaim any intention to, and undertake no obligation to, update or revise any forward-looking statement.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Risk

We are exposed to fluctuations in exchange rates between the U.S. and Canadian dollar, which is the functional currency of our Canadian subsidiaries. Our sales, costs and expenses of our Canadian subsidiaries, when translated into U.S. dollars, can fluctuate due to exchange rate movement. As of August 1, 2015, a 10% increase or decrease in the exchange rate of the Canadian dollar would increase or decrease net income by approximately $1 million for the 26 weeks ended August 1, 2015.

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our Restated Term Loan Credit Facility and our Restated Revolving Credit Facility. The interest rates on our Restated Term Loan Credit Facility and our Restated Revolving Credit Facility will reprice periodically, which will impact our earnings and cash flow. The interest rate on our 2020 Senior Subordinated Notes is fixed.  Based on our overall interest rate exposure to variable rate debt outstanding as of August 1, 2015, a 1% increase or decrease in interest rates would increase or decrease income before income taxes by approximately $25 million. A 1% increase or decrease in interest rates would decrease or increase the fair value of our long-term fixed rate debt by approximately $13 million. A change in interest rates would not materially affect the fair value of our variable rate debt as the debt reprices periodically.

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

Change in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended August 1, 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

 Information regarding legal proceedings is incorporated by reference from Note 8 to the consolidated financial statements.

Item 1A. RISK FACTORS

There have been no material changes to the Risk Factors described in the Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides certain information with respect to our purchases of shares of the Company’s common stock during the second quarter of fiscal 2015:

			Total Number of	Approximate Dollar Value
			Shares Purchased	of Shares That May
	Total Number of	Average Price	as Part of Publicly	Yet Be Purchased
Period	Shares Purchased (a)	Paid per Share	Announced Plan	Under the Plan
May 3, 2015 - May 30, 2015	—	$—	—	$—
May 31, 2015 - July 4, 2015	16,185	27.00	—	—
July 5, 2015 - August 1, 2015	—	—	—	—
Total	16,185	$27.00	—	$—

(a)

These amounts reflect the surrender of shares of common stock to the Company to satisfy tax withholding obligations in connection with employee restricted stock awards that vested during the second quarter of fiscal 2015.

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

Date: August 28, 2015