Form 10-Q
period 2015-10-31
Michaels Companies, Inc.
filed 2015-12-04
CIK 1593936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

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

As of November 25, 2015, 208,962,744 shares of The Michaels Companies, Inc.’s common stock were outstanding.

THE MICHAELS COMPANIES, INC.

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

THE MICHAELS COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014
Net sales	$1,168,423	$1,130,195	$3,230,293	$3,130,393
Cost of sales and occupancy expense	702,825	678,012	1,949,577	1,892,270
Gross profit	465,598	452,183	1,280,716	1,238,123
Selling, general and administrative	308,704	307,537	879,974	865,408
Related party expenses	—	—	—	35,682
Store pre-opening costs	1,042	2,167	4,326	4,462
Operating income	155,852	142,479	396,416	332,571
Interest expense	33,840	41,457	105,967	159,183
Losses on early extinguishment of debt and refinancing costs	—	—	6,072	67,980
Other expense, net	112	797	171	587
Income before income taxes	121,900	100,225	284,206	104,821
Provision for income taxes	45,103	36,161	104,960	43,986
Net income	$76,797	$64,064	$179,246	$60,835

Other comprehensive income, net of tax:
Foreign currency translation adjustment and other	88	(2,520)	(2,819)	(1,843)
Comprehensive income	$76,885	$61,544	$176,427	$58,992

Earnings per share:
Basic	$0.37	$0.31	$0.86	$0.32
Diluted	$0.37	$0.31	$0.85	$0.32
Weighted-average shares outstanding:
Basic	207,323	203,269	206,629	187,784
Diluted	209,753	207,215	209,595	191,602

See accompanying notes to consolidated financial statements.

THE MICHAELS COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	October 31,	January 31,	November 1,
ASSETS	2015	2015	2014
Current Assets:
Cash and equivalents	$114,746	$378,295	$193,798
Merchandise inventories	1,277,053	958,171	1,115,813
Prepaid expenses and other	95,046	84,894	99,623
Deferred income taxes	38,474	38,345	37,019
Income tax receivables	19,566	2,418	41,574
Total current assets	1,544,885	1,462,123	1,487,827
Property and equipment, at cost	1,645,328	1,579,446	1,546,321
Less accumulated depreciation and amortization	(1,259,921)	(1,193,074)	(1,169,534)
Property and equipment, net	385,407	386,372	376,787
Goodwill	94,290	94,290	94,290
Debt issuance costs, net	31,711	40,613	45,725
Deferred income taxes	20,205	20,245	23,587
Other assets	6,641	1,638	1,648
Total assets	$2,083,139	$2,005,281	$2,029,864

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$557,170	$447,165	$504,176
Accrued liabilities and other	370,671	391,997	369,319
Current portion of long-term debt	24,900	24,900	204,900
Income taxes payable	6,285	25,570	634
Total current liabilities	959,026	889,632	1,079,029
Long-term debt	2,924,751	3,124,374	3,130,631
Deferred income taxes	17,222	9,580	1,193
Other liabilities	92,065	93,220	87,561
Total liabilities	3,993,064	4,116,806	4,298,414

Commitments and contingencies

Stockholders’ Deficit:
Common stock, $0.06775 par value, 350,000 shares authorized; 208,922 shares issued and outstanding at October 31, 2015; 205,803 shares issued and outstanding at January 31, 2015; and 204,242 shares issued and outstanding at November 1, 2014	13,970	13,799	13,774
Additional paid-in-capital	582,833	557,831	549,807
Accumulated deficit	(2,492,104)	(2,671,350)	(2,830,486)
Accumulated other comprehensive loss	(14,624)	(11,805)	(1,645)
Total stockholders’ deficit	(1,909,925)	(2,111,525)	(2,268,550)
Total liabilities and stockholders’ deficit	$2,083,139	$2,005,281	$2,029,864

See accompanying notes to consolidated financial statements.

THE MICHAELS COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	39 Weeks Ended
	October 31,	November 1,
	2015	2014
Cash flows from operating activities:
Net income	$179,246	$60,835
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,382	82,266
Share-based compensation	9,483	14,599
Debt issuance costs amortization	6,455	7,984
Accretion of long-term debt, net	(98)	(483)
Deferred income taxes	7,553	4,989
Losses on early extinguishment of debt and refinancing costs	6,072	67,980
Excess tax benefits from share-based compensation	(14,039)	(546)
Other	—	1,223
Changes in assets and liabilities:
Merchandise inventories	(318,365)	(217,049)
Prepaid expenses and other	(10,169)	(4,049)
Other assets	(43)	(1,728)
Accounts payable	122,709	137,922
Accrued interest	5,345	(30,964)
Accrued liabilities and other	(34,540)	(17,453)
Income taxes	(36,433)	(69,091)
Other liabilities	(1,065)	67
Net cash provided by operating activities	7,493	36,502

Cash flows from investing activities:
Additions to property and equipment	(89,726)	(104,274)
Purchase of long-term investment	(5,000)	—
Net cash used in investing activities	(94,726)	(104,274)

Cash flows from financing activities:
Payment of PIK notes	(184,467)	(443,542)
Borrowings on restated revolving credit facility	45,040	23,000
Payments on restated revolving credit facility	(45,040)	(23,000)
Borrowings on restated term loan credit facility	—	845,750
Payments on restated term loan credit facility	(18,675)	(14,425)
Payment of 2018 senior notes	—	(1,057,208)
Issuance of 2020 senior subordinated notes	—	255,000
Issuance of common stock	—	445,660
Payment of debt issuance costs	—	(11,078)
Payment of dividends	(492)	(530)
Change in cash overdraft	(1,713)	4,424
Proceeds from stock options exercised	35,420	7,628
Common stock repurchased	(20,428)	(9,519)
Excess tax benefits from share-based compensation	14,039	546
Net cash (used in) provided by financing activities	(176,316)	22,706

Net change in cash and equivalents	(263,549)	(45,066)
Cash and equivalents at beginning of period	378,295	238,864
Cash and equivalents at end of period	$114,746	$193,798

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

We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31. All references to fiscal year mean the year in which that fiscal year began. References to “fiscal 2015” relate to the 52 weeks ended January 30, 2016 and references to “fiscal 2014” relate to the 52 weeks ended January 31, 2015. In addition, all references to “the third quarter of fiscal 2015” relate to the 13 weeks ended October 31, 2015 and all references to “the third quarter of fiscal 2014” relate to the 13 weeks ended November 1, 2014. Finally, all references to “the nine months ended October 31, 2015” relate to the 39 weeks ended October 31, 2015 and all references to “the nine months ended November 1, 2014” relate to the 39 weeks ended November 1, 2014. Because of the seasonal nature of our business, the results of operations for the 13 and 39 weeks ended October 31, 2015 are not indicative of the results to be expected for the entire year.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”).  ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Amortization of the costs will continue to be reported as interest expense. In August 2015, the FASB issued ASU 2015-15 “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of Credit Arrangements”, which clarifies that the guidance in ASU 2015-03 does not apply to line-of-credit arrangements. Given the absence of the authoritative guidance in ASU 2015-03, the SEC will not object to an entity deferring and presenting debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period and is to be applied retrospectively, with early application permitted.  As of October 31, 2015, the reduction to our long-term assets and debt would be approximately $27 million.  We are currently evaluating the requirements of the standard to determine when we will adopt and implement its provisions.

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

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”).  ASU 2015-11 provides guidance for the subsequent measurement of inventory and requires that inventory that is measured using average cost be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. When evidence exists that the net realizable value of inventory is lower than its cost, the difference will be recognized as a loss in earnings in the period in which it occurs. ASU 2015-11 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied prospectively, with early application permitted. We do not believe the implementation of this standard will result in a material impact to the consolidated financial statements.

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

The table below provides the carrying and fair values of our senior secured term loan facility (“Restated Term Loan Credit Facility”) and our 5.875% senior subordinated notes maturing in 2020 (“2020 Senior Subordinated Notes”)

as of October 31, 2015. The fair values of our Restated Term Loan Credit Facility and our 2020 Senior Subordinated Notes were determined based on quoted market prices which are considered Level 2 inputs within the fair value hierarchy.

	Carrying	Fair
	Value	Value
	(in thousands)
Restated term loan credit facility	$2,435,587	$2,446,569
Senior subordinated notes	514,064	540,090

3. DEBT

Long-term debt consists of the following (in thousands):

		October 31,	January 31,	November 1,
	Interest Rate	2015	2015	2014

Restated term loan credit facility	Variable	$2,435,587	$2,453,770	$2,459,831
Senior subordinated notes	5.875%	514,064	514,654	514,850
PIK notes	7.50% / 8.25%	—	180,850	360,850
Total debt		2,949,651	3,149,274	3,335,531
Less current portion		(24,900)	(24,900)	(204,900)
Long-term debt		$2,924,751	$3,124,374	$3,130,631

Cash paid for interest totaled $94.5 million and $182.9 million for the 39 weeks ended October 31, 2015 and November 1, 2014, respectively.

7.50%/8.25% PIK Toggle Notes

On April 6, 2015, an irrevocable notice of redemption was delivered to the holders of the 7.50%/8.25% PIK Toggle Notes due 2018 (“PIK Notes”). Pursuant to the notice, the remaining $180.9 million in principal of the PIK Notes was redeemed on May 6, 2015.  During the nine months ended October 31, 2015, the Company recorded $6.1 million of debt extinguishment costs, which consists of a 2% redemption premium and $2.5 million of unamortized debt issuance costs. This final payment retired the PIK Notes and discharged the obligations under the indenture governing the PIK Notes.

Restated Revolving Credit Facility

As of October 31, 2015, the borrowing base of our senior secured asset-based revolving credit facility (“Restated Revolving Credit Facility”) was $650.0 million, of which Michaels Stores, Inc. (“MSI”) had $586.7 million of unused borrowing capacity. Outstanding standby letters of credit, which reduce our borrowing base, totaled $63.3 million as of October 31, 2015. There were no outstanding borrowings under the Restated Revolving Credit Facility as of October 31, 2015.

Debt Issuance Costs

Accumulated amortization of debt issuance costs was $59.7 million, $54.6 million, and $53.2 million as of October 31, 2015, January 31, 2015 and November 1, 2014, respectively.

4. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table includes detail regarding changes in the composition of accumulated other comprehensive loss (in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014
Beginning of period	$(14,712)	$875	$(11,805)	$198
Foreign currency translation adjustment and other	88	(2,520)	(2,819)	(1,843)
End of period	$(14,624)	$(1,645)	$(14,624)	$(1,645)

5.  INCOME TAXES

 Income tax expense totaled $45.1 million in the third quarter of fiscal 2015 compared to $36.2 million in the third quarter of fiscal 2014.  Income tax expense for the nine months ended October 31, 2015 was $105.0 million compared to $44.0 million in the same period in the prior year.  The increase in income tax expense in both periods was due to higher pre-tax income as compared to the same periods in the prior year.  The current year income tax expense was partially offset by our assertion to indefinitely reinvest fiscal 2015 earnings of our Canadian subsidiary into our operations outside the U.S.  Accordingly, we have not provided for U.S. federal income taxes or foreign withholding taxes on fiscal 2015 earnings of our Canadian subsidiaries' undistributed earnings. However, if any portion were to be distributed, the related U.S. tax liability may be reduced by foreign income taxes paid on those earnings.  We currently estimate our annualized effective tax rate for fiscal 2015 to be approximately 36.9%.

Cash paid for income taxes totaled $119.7 million and $106.7 million for the 39 weeks ended October 31, 2015 and November 1, 2014, respectively.

6.   EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing income available to common stockholders by the weighted-average shares outstanding plus the potential dilutive impact from the exercise of stock options and restricted shares. Common equivalent shares are excluded from the computation if their effect is anti-dilutive.  There were 0.9 million anti-dilutive shares during the third quarters of fiscal 2015 and fiscal 2014.  There were 0.5 million and 3.4 million anti-dilutive shares during the nine months ended October 31, 2015 and November 1, 2014, respectively.

The following table presents a reconciliation of the diluted weighted-average shares (in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014
Numerator:
Net income	$76,797	$64,064	$179,246	$60,835
Income related to unvested restricted shares	237	293	661	249
Income available to common stockholders	$76,560	$63,771	$178,585	$60,586

Denominator:
Basic weighted-average shares	207,323	203,269	206,629	187,784
Effect of dilutive securities:
Stock options	2,187	3,723	2,695	3,656
Restricted shares	243	223	271	162
Dilutive weighted-average shares	209,753	207,215	209,595	191,602

Basic earnings per common share	$0.37	$0.31	$0.86	$0.32
Diluted earnings per common share	$0.37	$0.31	$0.85	$0.32

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

Our net sales by country are as follows (in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014
United States	$1,064,855	$1,018,679	$2,944,119	$2,829,021
Canada	103,568	111,516	286,174	301,372
Total	$1,168,423	$1,130,195	$3,230,293	$3,130,393

Our chief operating decision makers evaluate historical operating performance and forecast future periods’ operating performance based on operating income and earnings before interest, income taxes, depreciation, amortization and losses on early extinguishment of debt and refinancing costs (“EBITDA (excluding losses on early extinguishment of debt and refinancing costs)”). We believe these metrics more closely reflect the operating effectiveness of factors over which management has control. A reconciliation of EBITDA (excluding losses on early extinguishment of debt and refinancing costs) to net income is presented below (in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014
Net income	$76,797	$64,064	$179,246	$60,835
Interest expense	33,840	41,457	105,967	159,183
Losses on early extinguishment of debt and refinancing costs	—	—	6,072	67,980
Provision for income taxes	45,103	36,161	104,960	43,986
Depreciation and amortization	29,433	29,093	85,382	82,266
Other	(46)	(58)	(226)	(227)
EBITDA (excluding losses on early extinguishment of debt and refinancing costs)	$185,127	$170,717	$481,401	$414,023

8. CONTINGENCIES

Rea Claim

On September 15, 2011, MSI was served with a lawsuit filed in the California Superior Court in and for the County of Orange (“Superior Court”) by four former store managers as a class action proceeding on behalf of themselves and certain former and current store managers employed by MSI in California. The lawsuit alleges that MSI improperly classified its store managers as exempt employees and as such failed to pay all wages, overtime, waiting time penalties and failed to provide accurate wage statements. The lawsuit also alleges that the foregoing conduct was in breach of various laws, including California’s unfair competition law. On December 3, 2013, the Superior Court entered an order certifying a class of approximately 200 members.  MSI successfully removed the case to the United States District Court for the Central District of California and on May 8, 2014, the class was decertified.  As a result of the decertification, we have 38 individual claims pending as well as a separate representative action pending in the California Superior Court in and for the County of San Diego brought on behalf of store managers throughout the state. We believe we have meritorious defenses and intend to defend the lawsuits vigorously. We do not believe the resolution of the lawsuits will have a material effect on our consolidated financial statements.

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

Following the filing of the Graham case in New Jersey, five additional purported class action lawsuits with six plaintiffs were filed, Michele Castro and Janice Bercut v. Michaels Stores, Inc., in the U.S. District Court for the  Northern District of Texas, Michelle Bercut v. Michaels Stores, Inc. in the Superior Court of California for Sonoma County, Raini Burnside v. Michaels Stores, Inc., pending in the U.S. District Court for the Western District of Missouri, Sue Gettings v. Michaels Stores, Inc., in the U.S. District Court for the Southern District of New York, and Barbara Horton v. Michaels Stores, Inc., in the U.S. District Court for the Central District of California. All of the plaintiffs alleged violations of the FCRA.  In addition, the Castro, Horton and Janice Bercut lawsuits also alleged violations of California’s unfair competition law.  The Burnside, Horton and Gettings lawsuits have been dismissed and an offer of judgment has been accepted in the Castro lawsuit and will be dismissed. The Graham, Janice Bercut and Michelle Bercut lawsuits were transferred for centralized pretrial proceedings to the District of New Jersey.

The Company intends to defend the remaining lawsuits vigorously. We cannot reasonably estimate the potential loss, or range of loss, related to the lawsuits, if any.

Data Security Incident

Five putative class actions were filed against MSI relating to the January 2014 data breach.  The plaintiffs generally alleged that MSI failed to secure and safeguard customers’ private information including credit and debit card information, and as such, breached an implied contract, and violated the Illinois Consumer Fraud Act (and other states’ similar laws) and are seeking damages including declaratory relief, actual damages, punitive damages, statutory damages, attorneys’ fees, litigation costs, remedial action, pre and post judgment interest, and other relief as available.  The cases are as follows: Christina Moyer v. Michaels Stores, Inc., was filed on January 27, 2014; Michael and Jessica Gouwens v. Michaels Stores, Inc., was filed on January 29, 2014; Nancy Maize and Jessica Gordon v. Michaels Stores, Inc., was filed on February 21, 2014; and Daniel Ripes v. Michaels Stores, Inc., was filed on March 14, 2014. These four cases were filed in the United States District Court for the Northern District of Illinois, Eastern Division.  On March 18, 2014, an additional putative class action was filed in the United States District Court for the Eastern District of New York, Mary Jane Whalen v. Michaels Stores, Inc., but was voluntarily dismissed by the plaintiff on April 11, 2014 without prejudice to her right to re‑file a complaint. On April 16, 2014, an order was entered consolidating the Illinois actions. On July 14, 2014, the Company’s motion to dismiss the consolidated complaint was granted.

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

The Company intends to defend this lawsuit vigorously. We cannot reasonably estimate the potential loss, or range of loss, related to the lawsuits, if any.

In connection with the breach, payment card companies and associations have sought to require us to reimburse them for unauthorized card charges and costs to replace cards and may also seek fines or penalties in connection with the data breach, and enforcement authorities may also impose fines or other remedies against us. We have also incurred other costs associated with the data breach, including legal fees, investigative fees, costs of communications with customers and credit monitoring services provided to our customers. In addition, various states’ attorneys general investigated events related to the data breach, including how it occurred, its consequences and our responses. We fully cooperated in these investigations and we do not expect any further action. We cannot reasonably estimate the potential loss or range of loss related to any reimbursement costs, fines or penalties that may be assessed. Such amounts incurred to date are immaterial to the consolidated financial statements.

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

For some of the matters disclosed above, as well as other matters previously disclosed in the Company’s filings with the SEC, the Company is able to estimate a range of losses in excess of the amounts recorded, if any, in the accompanying consolidated financial statements.  As of October 31, 2015, the aggregate estimated loss is approximately $15 million, which includes amounts recorded by the Company.

9. RELATED PARTY TRANSACTIONS

Affiliates of, or funds advised by, Bain Capital Partners, LLC (“Bain Capital”) and The Blackstone Group L.P. (“The Blackstone Group”, together with Bain Capital and their applicable affiliates, the “Sponsors”) own approximately 63% of our outstanding common stock as of October 31, 2015. Prior to our initial public offering (“IPO”) on July 2, 2014, the Sponsors and another common stockholder, Highfields Capital Management LP (“Highfields”), received annual management fees of $12.0 million and $1.0 million, respectively. In connection with the IPO, the management agreement was terminated and the Company paid the Sponsors and Highfields an aggregate $30.2 million termination fee. We recognized management fees and reimbursement of out-of pocket expenses of $35.7 million during the nine months ended November 1, 2014. These expenses are included in related party expenses in the consolidated statements of comprehensive income. No related party expenses were incurred in fiscal 2015 or in the third quarter of fiscal 2014.

The Blackstone Group owns a majority equity position in RGIS, an external vendor we utilize to count our store inventory. Payments associated with this vendor during the third quarters of fiscal 2015 and fiscal 2014 were $2.3 million and $2.2 million, respectively. Payments made during the nine months ended October 31, 2015 and November 1, 2014 were $5.7 million and $5.8 million, respectively. These expenses are included in selling, general and administrative (“SG&A”) in the consolidated statements of comprehensive income.

The Blackstone Group owns a majority equity position in Vistar, an external vendor we utilize for all of the candy-type items in our stores. Payments associated with this vendor during each of the third quarters of fiscal 2015 and fiscal 2014 were $5.1 million and $4.2 million, respectively. Payments made during the nine months ended October 31, 2015 and November 1, 2014 were $18.0 million and $15.5 million, respectively. These expenses are recognized in cost of sales as the sales are incurred.

The Blackstone Group owns an equity position in Brixmor Properties Group, a vendor we utilize to lease certain properties. Payments associated with this vendor during the third quarters of fiscal 2015 and fiscal 2014 were $0.5 million and $0.8 million, respectively. Payments made during the nine months ended October 31, 2015 and November 1, 2014 were $1.8 million and $2.5 million, respectively. These expenses are included in cost of sales and occupancy expense in the consolidated statements of comprehensive income.

The Blackstone Group owns an equity position in Hilton Hotels, an external vendor we utilize for hospitality services.  Payments associated with this vendor during the nine months ended October 31, 2015 were $0.4 million.  Payments made during the third quarter of fiscal 2014 and the nine months ended November 1, 2014 totaled $1.4 million. These expenses are included in SG&A in the consolidated statements of comprehensive income.

Five of our current directors, Joshua Bekenstein, Nadim El Gabbani, Lewis S. Klessel, Matthew S. Levin and Peter F. Wallace, are affiliates of Bain Capital or The Blackstone Group. As such, some or all of such directors may have an indirect material interest in payments with respect to debt securities of the Company that have been purchased by affiliates of Bain Capital and The Blackstone Group. As of October 31, 2015, affiliates of The Blackstone Group held $47.3 million of our Restated Term Loan Credit Facility.

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

Michaels Stores, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	October 31,	January 31,	November 1,
ASSETS	2015	2015	2014

Current assets:
Cash and equivalents	$110,007	$373,559	$189,029
Merchandise inventories	1,277,053	958,171	1,115,813
Prepaid expenses and other current assets	153,002	125,374	147,539
Total current assets	1,540,062	1,457,104	1,452,381
Property and equipment, net	385,407	386,372	376,787
Goodwill	94,290	94,290	94,290
Other assets	64,472	64,305	73,507
Total assets	$2,084,231	$2,002,071	$1,996,965

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$557,170	$447,016	$504,176
Accrued liabilities and other	369,183	388,785	359,116
Current portion of long-term debt	24,900	24,900	24,900
Other current liabilities	44,525	59,885	524
Total current liabilities	995,778	920,586	888,716
Long-term debt	2,924,751	2,943,524	2,949,781
Other liabilities	109,400	102,913	89,273
Total stockholders’ deficit	(1,945,698)	(1,964,952)	(1,930,805)
Total liabilities and stockholders’ deficit	$2,084,231	$2,002,071	$1,996,965

Michaels Stores, Inc.

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014
Net sales	$1,168,423	$1,130,195	$3,230,293	$3,130,393
Cost of sales and occupancy expense	702,825	678,012	1,949,577	1,892,270
Gross profit	465,598	452,183	1,280,716	1,238,123
Selling, general and administrative	308,467	307,538	879,196	863,019
Other operating expense	1,042	2,167	4,326	40,144
Operating income	156,089	142,478	397,194	334,960
Interest and other expense	33,978	35,501	102,393	177,335
Income before income taxes	122,111	106,977	294,801	157,625
Provision for income taxes	45,181	38,682	108,886	63,136
Net income	$76,930	$68,295	$185,915	$94,489

Other comprehensive income, net of tax:
Foreign currency translation adjustment and other	88	(2,520)	(2,819)	(1,843)
Comprehensive income	$77,018	$65,775	$183,096	$92,646

Michaels Stores, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	39 Weeks Ended
	October 31,	November 1,
	2015	2014
Cash flows from operating activities:
Net cash provided by operating activities	$11,550	$101,936

Cash flows from investing activities:
Additions to property and equipment	(89,726)	(104,274)
Purchase of long-term investment	(5,000)	—
Net cash used in investing activities	(94,726)	(104,274)

Cash flows from financing activities:
Net repayments of debt	(63,715)	(1,094,633)
Net borrowings of debt	45,040	1,123,750
Payment of dividend to Michaels Funding, Inc.	(188,046)	(60,333)
Other financing activities	26,345	(11,577)
Net cash used in financing activities	(180,376)	(42,793)

Net change in cash and equivalents	(263,552)	(45,131)
Cash and equivalents at beginning of period	373,559	234,160
Cash and equivalents at end of period	$110,007	$189,029

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

We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31. All references to fiscal year mean the year in which that fiscal year began. References to “fiscal 2015” relate to the 52 weeks ended January 30, 2016 and references to “fiscal 2014” relate to the 52 weeks ended January 31, 2015.  In addition, all references to “the third quarter of fiscal 2015” relate to the 13 weeks ended October 31, 2015 and all references to “the third quarter of fiscal 2014” relate to the 13 weeks ended November 1, 2014. Finally, all references to “the nine months ended October 31, 2015” relate to the 39 weeks ended October 31, 2015 and all references to “the nine months ended November 1, 2014” relate to the 39 weeks ended November 1, 2014. Because of the seasonal nature of our business, the results of operations for the 13 and 39 weeks ended October 31, 2015 are not indicative of the results to be expected for the entire year.

Overview

We are the largest arts and crafts specialty retailer in North America (based on store count) providing materials, project ideas and education for creative activities, under the retail brands of Michaels and Aaron Brothers.  We also operate a market-leading vertically-integrated custom framing business.  At October 31, 2015,  we operated 1,196 Michaels stores and 118 Aaron Brothers stores.

Net sales for the third quarter of fiscal 2015  increased 3.4% compared to the same period in the prior year.  The increase in net sales was due to the opening of 27 additional stores (net of closures) since November 1, 2014.  Comparable stores sales increased 1.5% during the third quarter of fiscal 2015, or 3.1% at constant exchange rates.  Gross profit as a percent of sales decreased 20 basis points to 39.8% during the third quarter of fiscal 2015 primarily due to an increase in promotional activity as a result of the continued competitive retail environment, the negative impact of foreign exchange rates and a shift in sales mix due primarily to the success of our lower margin coloring books.  The decline was partially offset by an increase in retail prices and sourcing efficiencies. Operating income increased $13.4 million to $155.9 million during the third quarter of fiscal 2015.  The increase was due primarily to the increase in net sales.

On April 6, 2015, an irrevocable notice of redemption was delivered to the holders of the 7.50%/8.25% PIK Toggle Notes due 2018 (“PIK Notes”). Pursuant to the notice, the remaining $180.9 million in principal of the PIK Notes was redeemed on May 6, 2015.  During the nine months ended October 31, 2015, the Company recorded $6.1 million of debt extinguishment costs, which consists of a 2% redemption premium and $2.5 million of unamortized debt issuance costs.  This final payment retired the PIK Notes and discharged the obligations under the indenture governing the PIK Notes.

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

Operating Information

The following table sets forth certain operating data:

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014
Michaels stores:
Open at beginning of period	1,186	1,147	1,168	1,136
New stores	10	19	29	30
Relocated stores opened	4	3	17	13
Closed stores	—	—	(1)	—
Relocated stores closed	(4)	(3)	(17)	(13)
Open at end of period	1,196	1,166	1,196	1,166

Aaron Brothers stores:
Open at beginning of period	118	117	120	121
New stores	—	5	—	5
Closed stores	—	(1)	(2)	(5)
Open at end of period	118	121	118	121
Total store count at end of period	1,314	1,287	1,314	1,287

Other Operating Data:
Average inventory per Michaels store (in thousands) (1)	$1,041	$923	$1,041	$923
Comparable store sales	1.5%	(0.8)%	1.1%	1.9%
Comparable store sales, at constant currency	3.1%	(0.2)%	2.5%	2.5%

(1)	The calculation of average inventory per Michaels store excludes our Aaron Brothers stores.

Results of Operations

The following table sets forth the percentage relationship to net sales of line items of our consolidated statements of comprehensive income. This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes.

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and occupancy expense	60.2	60.0	60.4	60.4
Gross profit	39.8	40.0	39.6	39.6
Selling, general and administrative	26.4	27.2	27.2	27.6
Related party expenses	—	—	—	1.1
Store pre-opening costs	0.1	0.2	0.1	0.1
Operating income	13.3	12.6	12.3	10.6
Interest expense	2.9	3.7	3.3	5.1
Losses on early extinguishment of debt and refinancing costs	—	—	0.2	2.2
Other expense, net	—	0.1	—	—
Income before income taxes	10.4	8.9	8.8	3.3
Provision for income taxes	3.9	3.2	3.2	1.4
Net income	6.6%	5.7%	5.5%	1.9%

13 Weeks Ended October 31, 2015 Compared to the 13 Weeks Ended November 1, 2014

Net Sales. Net sales increased $38.2 million in the third quarter of fiscal 2015, or 3.4%, compared to the third quarter of fiscal 2014.  The increase in net sales was due to a $21.9 million increase related to 27 additional stores opened (net of closures) since November 1, 2014 and a $16.3 million increase in comparable store sales. Comparable store sales increased 1.5%, or 3.1% at constant exchange rates, due primarily to an increase in our average ticket.

Gross Profit. Gross profit was 39.8% of net sales in the third quarter of fiscal 2015 compared to 40.0% in the third quarter of fiscal 2014. The 20 basis point decline was due to an increase in promotional activity as a result of the continued competitive retail environment, the negative impact of foreign exchange rates and a shift in sales mix due primarily to the success of our lower margin coloring books.  The decline was partially offset by an increase in retail prices and sourcing efficiencies.

Selling, General and Administrative. SG&A was 26.4%  of net sales for the third quarter of fiscal 2015 compared to 27.2% in the third quarter of fiscal 2014.  SG&A increased $1.2 million to $308.7 million for the third quarter of fiscal 2015. The increase was due primarily to a $4.4 million increase in costs associated with operating 27 additional stores (net of closures) and a $2.1 million increase in performance-based compensation.  The increase was partially offset by a $3.6 million decrease in marketing costs and a decrease in Canadian operating costs due primarily to the impact of foreign exchange.

Interest Expense. Interest expense decreased $7.6 million to $33.8 million in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014. The decrease was primarily attributable to $6.7 million of interest savings from the redemption of the PIK Notes during the fourth quarter of fiscal 2014 and the second quarter of fiscal 2015.

Provision for Income Taxes. Income tax expense in the third quarter of fiscal 2015 totaled $45.1 million compared to $36.2 million in the third quarter of fiscal 2014. The increase was primarily due to higher pre-tax income compared to the same period in the prior year. The current year income tax expense was partially offset by our assertion to indefinitely reinvest fiscal 2015 earnings of our Canadian subsidiary into our operations outside of the U.S., which is taxed at a lower rate than the U.S.

39 weeks Ended October 31, 2015 Compared to the 39 weeks Ended November 1, 2014

Net Sales. Net sales increased $99.9 million in the first nine months of fiscal 2015, or 3.2%, compared to the first nine months of fiscal 2014.  The increase in net sales was due to a $65.7 million increase related to 27 additional stores opened (net of closures) since November 1, 2014 and a $34.2 million increase in comparable store sales. Comparable store sales increased 1.1%, or 2.5% at constant exchange rates, due primarily to an increase in our average ticket, partially offset by a decrease in customer transactions.

Gross Profit.  Gross profit was 39.6% as a percent of net sales for both the first nine months of fiscal 2015 and the first nine months of fiscal 2014. An improvement related to an increase in retail prices and sourcing efficiencies was offset by an increase in promotional activity as a result of the continued competitive retail environment and the negative impact of foreign exchange rates.

Selling, General and Administrative. SG&A was 27.2% of net sales for the first nine months of fiscal 2015 compared to 27.6%  for the first nine months of fiscal 2014.  SG&A increased $14.6 million to $880.0 million for the first nine months of fiscal 2015 due primarily to $14.2 million of costs associated with operating 27 additional stores (net of closures) and a $6.2 million increase in performance-based compensation. The increase was partially offset by a $3.4 million decrease in marketing costs, $2.1 million of costs incurred in the prior year related to our Initial Public Offering (“IPO”) completed in July 2014 and a decrease in Canadian operating costs due primarily to the impact of foreign exchange.

Related Party Expenses. Related party expenses decreased $35.7 million in the first nine months of fiscal 2015 compared to the same period in the prior year due to the termination of the management services agreement in connection with our IPO completed in July 2014.

Interest Expense. Interest expense decreased $53.2 million to $106.0 million in the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014. The decrease was primarily due to interest savings of $33.1 million from the redemption of the PIK Notes in the fourth quarter of fiscal 2014 and the second quarter of fiscal 2015  and $18.9 million of interest savings from the refinancing of the 7.75% Senior Notes due 2018 (“2018 Senior Notes”) in the second quarter of fiscal 2014.

Losses on Early Extinguishment of Debt and Refinancing Costs. We recorded a loss on the early extinguishment of debt of $6.1 million during the first nine months of fiscal 2015 related to the redemption of our remaining outstanding PIK Notes, consisting of $3.6 million of redemption premiums and $2.5 million to write off related debt issuance costs.  We recorded a loss on the early extinguishment of debt of $68.0 million during the first nine months of fiscal 2014 related to the redemption of our 2018 Senior Notes and PIK Notes, consisting of $55.2 million of redemption premiums and $17.9 million to write off related debt issuance costs.  The loss in fiscal 2014 was partially offset by a $5.1 million write off of the unamortized net premium.

Provision for Income Taxes. Income tax expense for the first nine months of fiscal 2015 was $105.0 million compared to $44.0 million in the same period in the prior year. The increase was primarily due to higher pre-tax income compared to the same period in the prior year.  The current year income tax expense was partially offset by our assertion to indefinitely reinvest fiscal 2015 earnings of our Canadian subsidiary into our operations outside the U.S., which is taxed at a lower rate than the U.S.

Liquidity and Capital Resources

We require cash principally for day-to-day operations, to finance capital investments, to purchase inventory, to service our outstanding debt and for seasonal working capital needs. We expect that our available cash, cash flow generated from operating activities and funds available under our senior secured asset-based revolving credit facility (“Restated Revolving Credit Facility”) will be sufficient to fund planned capital expenditures, working capital requirements, debt repayments, debt service requirements and anticipated growth for the foreseeable future. Our ability to satisfy our liquidity needs and continue to refinance or reduce debt could be adversely affected by the occurrence of any of the events described under Item 1A. Risk Factors of our Report on Form 10-K for the fiscal year ended January 31, 2015 or our failure to meet our debt covenants. Our Restated Revolving Credit Facility provides senior secured financing of up to $650.0 million, subject to a borrowing base. As of October 31, 2015, the borrowing base was $650.0 million, of which we had $63.3 million of outstanding standby letters of credit, no outstanding borrowings and $586.7 million of unused borrowing capacity. Our cash and cash equivalents totaled $114.7 million at October 31, 2015, of which $3.6 million was held by our Canadian subsidiaries.  If it were necessary to repatriate these funds for use in the U.S., we would be required to pay U.S. taxes on the amount of undistributed earnings in our Canadian subsidiaries.  However, it is our intent to indefinitely reinvest these funds outside the U.S.

We had total outstanding debt of $2,949.7 million at October 31, 2015, of which $2,435.6 million was subject to variable interest rates and $514.1 million was subject to fixed interest rates.

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

We intend to use excess operating cash flows to invest in growth opportunities and to repay portions of our indebtedness, depending on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. As such, we and our subsidiaries, affiliates and significant shareholders may, from time to time, seek to retire or purchase our outstanding debt (including publicly issued debt) through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise.  If we use our excess cash flows to repay our debt, it will reduce the amount of excess cash available for additional capital expenditures.

On April 6, 2015, an irrevocable notice of redemption was delivered to the holders of the PIK Notes. Pursuant to the notice, the remaining $180.9 million in principal of the PIK Notes was redeemed on May 6, 2015. The redemption was funded with cash from operations. During the nine months ended October 31, 2015, the Company recorded $6.1 million of debt extinguishment costs, which consists of a 2% redemption premium and $2.5 million of unamortized debt issuance costs. This final payment retired the PIK Notes and discharged the obligations under the indenture governing the PIK Notes.

Cash Flow from Operating Activities

Cash flows provided by operating activities was $7.5 million in the first nine months of fiscal 2015 and $36.5 million in the first nine months of fiscal 2014.  The decrease in cash provided by operating activities was primarily due to higher inventory levels.  The decrease was partially offset by an $88.4 million decrease in cash paid for interest due to the redemption of the remaining outstanding PIK Notes in the second quarter of fiscal 2015 and the refinancing of the 2018 Senior Notes in the second quarter of fiscal 2014.

Average inventory per Michaels store (including e-commerce and distribution centers) increased 12.8% to $1.0 million at October 31, 2015, from $0.9 million at November 1, 2014. The increase is due to a strategic decision to increase inventory levels of core products as well as the early receipt of inventory for the fourth quarter holiday selling season.

Cash Flow from Investing Activities

The following table includes capital expenditures paid during the periods presented (in thousands):

	39 Weeks Ended
	October 31,	November 1,
	2015	2014
New and relocated stores and stores not yet opened (1)	$20,061	$24,254
Existing stores	38,251	37,663
Information systems	24,240	22,320
Corporate and other	7,174	20,037
	$89,726	$104,274

(1)

In the first nine months of fiscal 2015, we incurred capital expenditures related to the opening of 46 Michaels stores, including the relocation of 17 Michaels stores. In the first nine months of fiscal 2014, we incurred capital expenditures related to the opening of 43 Michaels stores and 5 Aaron Brothers stores, including the relocation of 13 Michaels stores.

Non-GAAP Measures

The following table sets forth certain non-GAAP measures the Company uses to manage our performance and measure compliance with certain debt covenants. The Company defines “EBITDA (excluding losses on early extinguishment of debt and refinancing costs)” as net income before interest, income taxes, depreciation, amortization, and losses on early extinguishment of debt and refinancing costs. The Company defines “Adjusted EBITDA” as EBITDA (excluding losses on early extinguishment of debt and refinancing costs) adjusted for certain defined amounts in accordance with the Company’s senior secured term loan facility (“Restated Term Loan Credit Facility”) and Restated Revolving Credit Facility (collectively, the “Adjustments”).

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

The following table shows a reconciliation of EBITDA (excluding losses on early extinguishment of debt and refinancing costs) and Adjusted EBITDA to net income and net cash provided by operating activities (in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014
Net cash provided by operating activities	$94,638	$161,238	$7,493	$36,502
Depreciation and amortization	(29,433)	(29,093)	(85,382)	(82,266)
Share-based compensation	(3,258)	(4,936)	(9,483)	(14,599)
Debt issuance costs amortization	(2,089)	(2,382)	(6,455)	(7,984)
Accretion of long-term debt, net	32	52	98	483
Deferred income taxes	(1,039)	(145)	(7,553)	(4,989)
Losses on early extinguishment of debt and refinancing costs	—	—	(6,072)	(67,980)
Excess tax benefits from share-based compensation	1,087	67	14,039	546
Changes in assets and liabilities	16,859	(60,737)	272,561	201,122
Net income	76,797	64,064	179,246	60,835
Interest expense	33,840	41,457	105,967	159,183
Losses on early extinguishment of debt and refinancing costs	—	—	6,072	67,980
Provision for income taxes	45,103	36,161	104,960	43,986
Depreciation and amortization	29,433	29,093	85,382	82,266
Other	(46)	(58)	(226)	(227)
EBITDA (excluding losses on early extinguishment of debt and refinancing costs)	185,127	170,717	481,401	414,023
Adjustments:
Share-based compensation	3,258	4,936	9,483	14,599
Management fees to Sponsors and others	—	—	—	35,682
Retention costs	—	—	—	340
Severance costs	331	750	1,493	1,744
Store pre-opening costs	1,059	2,213	4,369	4,554
Store remodel costs	315	102	2,142	3,505
Foreign currency transaction losses	137	729	114	1,030
Store closing costs	449	677	88	1,735
IPO costs	—	—	—	2,134
Other (1)	436	476	2,912	2,103
Adjusted EBITDA	$191,112	$180,600	$502,002	$481,449

(1)	Other adjustments relate to items such as moving and relocation expenses, franchise taxes, and sign on bonuses.

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

•

our substantial outstanding indebtedness of $2.9 billion could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our $2.4 billion variable rate debt and prevent us from meeting our obligations under our notes and credit facilities;

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Risk

We are exposed to fluctuations in exchange rates between the U.S. and Canadian dollar, which is the functional currency of our Canadian subsidiaries. Our sales, costs and expenses of our Canadian subsidiaries, when translated into U.S. dollars, can fluctuate due to exchange rate movement. As of October 31, 2015, a 10% increase or decrease in the exchange rate of the Canadian dollar would increase or decrease net income by approximately $2 million for the 39 weeks ended October 31, 2015.

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our Restated Term Loan Credit Facility and our Restated Revolving Credit Facility. The interest rates on our Restated Term Loan Credit Facility and our Restated Revolving Credit Facility will reprice periodically, which will impact our earnings and cash flow. The interest rate on our 2020 Senior Subordinated Notes is fixed.  Based on our overall interest rate exposure to variable rate debt outstanding as of October 31, 2015, a 1% increase or decrease in interest rates would increase or decrease income before income taxes by approximately $24 million. A 1% increase or decrease in interest rates would decrease or increase the fair value of our long-term fixed rate debt by approximately $14 million. A change in interest rates would not materially affect the fair value of our variable rate debt as the debt reprices periodically.

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

Change in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

 Information regarding legal proceedings is incorporated by reference from Note 8 to the consolidated financial statements.

Item 1A. RISK FACTORS

There have been no material changes to the Risk Factors described in the Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides certain information with respect to our purchases of shares of the Company’s common stock during the third quarter of fiscal 2015:

			Total Number of	Approximate Dollar Value
			Shares Purchased	of Shares That May
	Total Number of	Average Price	as Part of Publicly	Yet Be Purchased
Period	Shares Purchased (a)	Paid per Share	Announced Plan	Under the Plan
August 2, 2015 - August 29, 2015	17,207	$25.80	—	$—
August 30, 2015 - October 3, 2015	—	—	—	—
October 4, 2015 - October 31, 2015	6,966	23.66	—	—
Total	24,173	$25.18	—	$—

(a)

These amounts reflect the surrender of shares of common stock to the Company to satisfy tax withholding obligations in connection with employee restricted stock awards that vested during the third quarter of fiscal 2015.

ITEM 5.  OTHER INFORMATION.

Iran Threat Reduction and Syria Human Rights Act of 2012

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this Quarterly Report on Form 10-Q, which includes disclosures publicly filed and/or provided to The Blackstone Group L.P., one of our Sponsors, by Travelport Worldwide Limited and Hilton Worldwide Holdings, Inc., each of which may be considered its affiliate.

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

Date: December 4, 2015