Form 10-K
period 2016-01-30
Michaels Companies, Inc.
filed 2016-03-17
CIK 1593936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2016

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

The Michaels Companies, Inc. is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

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

The Michaels Companies, Inc. is a large accelerated filer.

The Michaels Companies, Inc. is not a shell company (as defined in Rule 12b-2 of the Exchange Act).

The aggregate market value of The Michaels Companies, Inc.’s common stock held by non-affiliates as of August 1, 2015 was approximately  $1,713,190,000 based upon the closing sales price of $25.34 quoted on The NASDAQ Global Select Market as of July 31, 2015. For this purpose, directors and officers have been assumed to be affiliates.

As of March 9, 2016, 208,977,716 shares of The Michaels Companies, Inc.’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant will incorporate by reference information required in response to Part III, items 10-14, from its definitive proxy statement for its annual meeting of shareholders, to be held on June 1, 2016.

THE MICHAELS COMPANIES, INC.

PART I

ITEM 1.  BUSINESS.

The following discussion, as well as other portions of this Annual Report on Form 10-K, contains forward-looking statements that reflect our plans, estimates and beliefs. Any statements contained herein (including, but not limited to, statements to the effect that Michaels or its management “anticipates”, “plans”, “estimates”, “expects”, “believes”, “intends”, and other similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and related notes contained elsewhere in this report. Specific examples of forward-looking statements include, but are not limited to, statements regarding our forecasts of financial performance, share repurchases, store openings, capital expenditures and working capital requirements. Our actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K and particularly in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Unless the context otherwise indicates, references in this Annual Report on Form 10-K to “we”, “our”, “us”, “our Company”, “the Company”, “Michaels”, mean The Michaels Companies, Inc., together with its subsidiaries.

General

With $4,912.8 million in sales in fiscal 2015, the Company, together with its subsidiaries, is the largest arts and crafts specialty retailer in North America (based on store count) providing materials, project ideas and education for creative activities.  Our mission is to inspire and enable customer creativity, create a fun and rewarding place to work, foster meaningful connections with our communities and lead the industry in growth and innovation.  With crafting classes, store events, project sheets, store displays, mobile applications and online videos, we offer a shopping experience that can inspire creativity and confidence in our customers’ artistic abilities.

As of January 30, 2016, we operate 1,196 Michaels retail stores in 49 states, as well as in Canada, with approximately 18,000 average square feet of selling space per store. We also operate 117 Aaron Brothers stores in nine states, with approximately 5,500 average square feet of selling space per store, offering photo frames, a full line of ready-made frames, custom framing services and a wide selection of art supplies.

Michaels Stores, Inc. (“MSI”) is headquartered in Irving, Texas and was incorporated in the state of Delaware in 1983. In July 2013, MSI was reorganized into a holding company structure and The Michaels Companies, Inc. (the “Company”) was incorporated in Delaware in connection with the reorganization. In July 2014, we completed an initial public offering (“IPO”) in which we issued and sold 27.8 million shares of common stock at a public offering price of $17.00 per share, resulting in net proceeds of $445.7 million.

On February 2, 2016, we acquired Lamrite West, Inc. and certain of its affiliates and subsidiaries (“Lamrite”) for $150.0 million, subject to certain purchase price adjustments, utilizing our existing cash on hand. Lamrite operates an international wholesale business under the Darice brand name and 32 arts and crafts retail stores, located primarily in Ohio and the surrounding states, under the Pat Catan’s brand name. Lamrite is expected to generate revenues of over $200 million in fiscal 2016 and the retail stores have approximately 32,000 average square feet of selling space per store. The acquisition is expected to enhance our private brand development capabilities, accelerate our direct sourcing initiatives and strengthen our business-to-business capabilities.

Merchandising

Michaels. Each Michaels store offers approximately 33,000 basic stock-keeping units (“SKUs”) in a number of product categories. The following table shows a breakdown of sales for Michaels stores by department as a percentage of total net sales:

	Fiscal Year
	2015	2014	2013
General crafts	52%	52%	53%
Home décor and seasonal	21	21	20
Framing	17	17	17
Papercrafting	10	10	10
	100%	100%	100%

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

We continue to search for ways to leverage our position as a market leader by establishing strategic partnerships and exclusive product relationships to provide our customers with exciting merchandise. We have partnerships with popular brands such as Wilton, Crayola and Isaac Mizrahi. We will continue to explore opportunities to form future partnerships and exclusive product associations. In fiscal 2014, we launched our e-commerce platform to complement our existing web and mobile platforms.

Aaron Brothers. Each Aaron Brothers store offers approximately 6,000 SKUs, including photo frames, a full line of ready-made frames, art prints, framed art, art supplies and custom framing services. The merchandising strategy for our Aaron Brothers stores is to provide a unique, upscale framing assortment in an appealing environment with attentive customer service.

Seasonality

Our business is highly seasonal, with higher sales in the third and fourth fiscal quarters. Our fourth quarter, which includes the Holiday selling season, has on average accounted for approximately 34% of our net sales and approximately 46% of our operating income.

Purchasing and Inventory Management

We purchase merchandise from approximately 650 vendors through our wholly-owned subsidiary, Michaels Stores Procurement Company. We believe our buying power and ability to make centralized purchases enable us to acquire products on favorable terms. Centralized merchandising management teams negotiate with vendors in an attempt to obtain the lowest net merchandise costs and to improve product mix and inventory levels. In fiscal 2015, one sourcing agent supplied approximately 16% of our purchases.  There were no other vendors or sourcing agents accounting for more than 10% of total purchases.

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

Our automated replenishment system uses perpetual inventory records to analyze on-hand SKU quantities by store, as well as other pertinent information such as sales forecasts, seasonal selling patterns, promotional events and vendor lead times, to generate recommended merchandise reorder information. These recommended orders are reviewed daily and purchase orders are delivered electronically to our vendors and our distribution centers. In addition to improving our store in-stock position, these systems enable us to better forecast merchandise ordering quantities for our vendors and give us the ability to identify, order and replenish the stores’ merchandise using less store labor. These systems also allow us to react more quickly to selling trends and allow our store team members to devote more time to customer service, thereby improving inventory productivity and sales opportunities.

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

Our moulding manufacturing plant, located in Kernersville, North Carolina, converts lumber into finished frame moulding and supplies the moulding to our regional processing centers for custom framing orders for our stores. We manufacture approximately 35% of the moulding we process, import approximately 45% from quality manufacturers in Indonesia, Malaysia, China and Italy, and purchase the balance from distributors. We directly source metal moulding for processing in our regional centers. The custom framing orders are processed (frames cut and joined, along with cutting mats and foamboard backing) and shipped to our stores where the custom frame order is completed for customer pick-up.

During fiscal 2015, we operated four regional processing centers in City of Industry, California; Coppell, Texas; Kernersville, North Carolina; and Mississauga, Ontario. Our precut mats and custom frame supplies are packaged and distributed out of our Coppell regional processing center. Combined, these facilities occupy approximately 538,000 square feet and, in fiscal 2015, processed 31.0 million linear feet of frame moulding and 4.6 million individually custom cut mats for our Michaels and Aaron Brothers stores.

Distribution

We currently operate a distribution network through our wholly-owned subsidiary, Michaels Stores Procurement Company, to supply our stores with merchandise. Approximately 88% of Michaels stores’ merchandise receipts are shipped through the distribution network with the remainder shipped directly from vendors to stores.  Approximately 68% of Aaron Brothers stores’ merchandise is shipped through the distribution network with the remainder shipped directly from vendors. Our seven distribution centers are located in California, Florida, Illinois, Pennsylvania, Texas and Washington.  We utilize a third-party warehouse to support the distribution of our seasonal merchandise, as well as a third-party fulfillment center for our e-commerce merchandise.

Michaels stores generally receive deliveries from the distribution centers weekly through a transportation network using a dedicated fleet of trucks and contract carriers. Aaron Brothers stores generally receive merchandise on a biweekly basis from a dedicated distribution center located in the Los Angeles, California area.

Our Industry

According to the Craft & Hobby Association (“CHA”), approximately 55% of U.S. households participated in at least one crafting project during 2012, which represented over 62 million households. Additionally, these households purchased crafting supplies, on average, 1.9 times per month and reported participating in approximately three crafting categories during the year. We believe the broad, multi-generational appeal, high personal attachment and the low-cost, project-based nature of crafting creates a loyal, resilient following. This is supported by CHA findings that nearly half of crafters reported being a crafter for 10 or more years.

Store Expansion and Relocation

The following table shows our total store growth for the last five years:

	Fiscal Year
	2015	2014	2013	2012	2011
Michaels stores:
Open at beginning of year	1,168	1,136	1,099	1,064	1,045
New stores	30	32	40	38	25
Relocated stores opened	17	13	14	13	15
Closed stores	(2)	—	(3)	(3)	(6)
Relocated stores closed	(17)	(13)	(14)	(13)	(15)
Open at end of year	1,196	1,168	1,136	1,099	1,064

Aaron Brothers stores:
Open at beginning of year	120	121	125	134	137
New stores	—	5	—	—	—
Relocated stores opened	—	—	2	—	—
Closed stores	(3)	(6)	(5)	(8)	(3)
Relocated stores closed	—	—	(1)	(1)	—
Open at end of year	117	120	121	125	134
Total store count at end of year	1,313	1,288	1,257	1,224	1,198

We believe, based on an internal real estate and market penetration study of Michaels stores, that the combined U.S. and Canadian markets can support approximately 1,500 Michaels stores. We plan to open approximately 43 Michaels stores in fiscal 2016, including approximately 13 relocations. We continue to pursue a store relocation program to improve the real estate location quality and performance of our store base. During fiscal 2016, we plan to close up to 10 Michaels stores and up to 10 Aaron Brothers stores. Many of our store closings are stores that have reached the end of their lease term. We believe our ongoing store evaluation process results in strong performance across our store base.

We have developed a standardized procedure to allow for the efficient opening of new stores and their integration into our information and distribution systems. We develop the floor plan, merchandise layout and organize the advertising and promotions in connection with the opening of each new store. In addition, we maintain qualified store opening teams to provide new store team members with store training.

Our Michaels store operating model, which is based on historical store performance, assumes an average store size of approximately 18,000 selling square feet. Our fiscal 2015 average initial net investment, which varies by site and specific store characteristics, is $1.1 million per Michaels store and consists of store build-out costs, pre-opening expenses and average first year inventory.

Employees

As of January 30, 2016, we employed approximately 50,000 team members, approximately 37,000 of whom were employed on a part-time basis. The number of part-time team members substantially increases during the Holiday selling season. Of our full-time team members, approximately 3,500 are engaged in various executive, operating, training, distribution and administrative functions in our support center, division offices and distribution centers and the remainder are engaged in store operations. None of our team members are subject to a collective bargaining agreement.

Competition

We are the largest arts and crafts specialty retailer in North America based on store count. The market in which we compete in is highly fragmented and includes stores across the United States and Canada operated primarily by small, independent retailers along with a few regional and national chains. We believe customers choose where to shop based upon store location, breadth of selection, price, quality of merchandise, availability of product and customer service. We compete with many different types of retailers and classify our competition within the following categories:

•

Multi-store chains. This category consists of several multi-store chains, each operating more than 100 stores, including: Hobby Lobby Stores, Inc., which operates approximately 700 stores in 47 states; Jo-Ann Stores, Inc., which operates approximately 850 stores in 49 states; and A.C. Moore Arts & Crafts, Inc., which operates approximately 140 stores primarily in the Eastern United States. We believe all of these chains are significantly smaller than Michaels with respect to net sales.

•

Mass merchandisers. This category of retailers typically dedicate only a small portion of their selling space to a limited selection of home décor, arts and crafts supplies and seasonal merchandise, but they do seek to capitalize on the latest trends by stocking products that are complementary to those trends and their current merchandise offerings. These mass merchandisers generally have limited customer service staffs with minimal experience in crafting projects.

•

Small, local specialty retailers. This category includes local independent arts and crafts retailers and custom framing shops. Typically, these stores are single-store operations managed by the owner. These stores generally have limited resources for advertising, purchasing and distribution. Many of these stores have established a loyal customer base within a given community and compete based on relationships and customer service.

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

Foreign Sales

Substantially all of our international business is in Canada, which accounted for approximately 9% of total sales in fiscal 2015, and 10% of total sales in fiscal 2014 and fiscal 2013. During the last three years, approximately 7% of our assets have been located outside of the U.S. See Note 10 to the consolidated financial statements for net sales and total assets by country.

Trademarks and Service Marks

As of January 30, 2016, we own or have rights to trademarks, service marks or trade names we use in connection with the operation of our business, including “Aaron Brothers”, “Artistree”, “Michaels”, “Michaels the Arts and Crafts Store”, “Recollections”, “Where Creativity Happens”, and the stylized Michaels logo. We have registered our primary private brands including Artist’s Loft, ArtMinds, Celebrate It, Creatology, Craft Smart, imagin8, Recollections, Loops & Threads, Studio Décor, Bead Landing, Make Market and Ashland and various sub-brands associated with these primary marks. Solely for convenience, some of the trademarks, service marks and trade names referred to in this Annual Report on Form 10-K are listed without the copyright, trademark, and registered trademark symbols, but we will assert, to the fullest extent under applicable law, our rights to our copyrights, trademarks, service marks, trade names and domain names.

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

We use our website (www.michaels.com) as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation Fair Disclosure promulgated by the SEC. These disclosures are included on our website in the “Investor Relations” section. Accordingly, investors should monitor this portion of our website, in addition to following our press releases, SEC filings and public conference calls and webcasts.

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

ITEM 1A.  RISK FACTORS.

Our financial performance is subject to various risks and uncertainties. The risks described below are those we believe are the material risks we face. Any of the risk factors described below, as well as risks not currently known to us, could significantly and adversely affect our business, prospects, sales, revenues, gross profit, cash flows, financial condition and results of operations.

We face risks related to the effect of economic uncertainty.

In the event of an economic downturn or slow recovery, our growth, prospects, results of operations, cash flows and financial condition could be adversely impacted. Our stores offer arts and crafts supplies and products for the crafter, and custom framing for the do-it-yourself home decorator, which some customers may perceive as discretionary. Pressure on discretionary income brought on by economic downturns and slow recoveries, including housing market declines, rising energy prices and weak labor markets, may cause consumers to reduce the amount they spend on discretionary items. The inherent uncertainty related to predicting economic conditions make it difficult for us to accurately forecast future demand trends, which could cause us to purchase excess inventories, resulting in increases in our inventory carrying cost, or limit our ability to satisfy customer demand and potentially lose market share.

We face risks related to our substantial indebtedness.

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk associated with our variable rate debt and prevent us from meeting our obligations under our notes and credit facilities. As of January 30, 2016, we had total outstanding debt of $2,792.2 million, of which $2,282.2 million was subject to variable interest rates and $510.0 million was subject to fixed interest rates.  As of January 30, 2016, we had $586.8 million of additional borrowing capacity (after giving effect to $63.2 million of letters of credit then outstanding) under our Restated Revolving Credit Facility. Our substantial indebtedness could have important consequences to us, including:

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject, in the case of MSI, Michaels Funding, Inc. (“Holdings”), and Michaels FinCo Holdings, LLC (“FinCo Holdings”) and their subsidiaries, to the restrictions contained in our Senior Secured Credit Facilities and the indenture governing our notes. In addition, our Senior Secured Credit Facilities and indenture governing our notes do not restrict our owners from creating new holding companies that may be able to incur indebtedness without regard to the restrictions set forth in our Senior Secured Credit Facilities and indenture governing our notes. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

Our Senior Secured Credit Facilities and the indenture governing our notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit the ability of the relevant borrowers, issuers, guarantors and their restricted subsidiaries to, among other things:

•	incur or guarantee additional debt;

•	pay dividends or distributions on their capital stock or redeem, repurchase or retire their capital stock or indebtedness;

•	issue stock of subsidiaries;

•	make certain investments, loans, advances and acquisitions;

•	create liens on our assets to secure debt;

•	enter into transactions with affiliates;

•	merge or consolidate with another company; or

•	sell or otherwise transfer assets.

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

We have experienced a data breach in the past and any future failure to adequately maintain security and prevent unauthorized access to electronic and other confidential information could result in an additional data breach which could materially adversely affect our reputation, financial condition and operating results.

The protection of our customer, team members and Company data is critically important to us. Our customers and team members have a high expectation that we will adequately safeguard and protect their sensitive personal information. We have become increasingly centralized and dependent upon automated information technology processes. In addition, a portion of our business operations is conducted electronically, increasing the risk of attack or interception that could cause loss or misuse of data, system failures or disruption of operations. This risk has increased with the launch of our e‑commerce platform in fiscal 2014. Improper activities by third parties, exploitation of encryption technology, new data‑hacking tools and discoveries and other events or developments may result in a future compromise or breach of our networks, payment card terminals or other payment systems. In particular, the techniques used by criminals to obtain unauthorized access to sensitive data change frequently and often are not recognized until launched against a target; accordingly, we may be unable to anticipate these techniques or implement adequate preventative measures. Any failure to maintain the security of our customers’ sensitive information, or data belonging to ourselves or our suppliers, could put us at a competitive disadvantage, result in deterioration of our customers’ confidence in us, and subject us to potential litigation, liability, fines and penalties, resulting in a possible material adverse impact on our financial condition and results of operations. While we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses and would not remedy damage to our reputation. There can be no assurance that we will not suffer a criminal attack in the future, that unauthorized parties will not gain access to personal information, or that any such incident will be discovered in a timely manner.

Competition, including Internet-based competition, could negatively impact our business.

The retail arts and crafts industry, including custom framing, is competitive, which could result in pressure to reduce prices and losses in our market share. We must remain competitive in the areas of quality, price, breadth of selection, customer service and convenience to retain and grow our market share. We compete with mass merchants, which dedicate a portion of their selling space to a limited selection of craft supplies and seasonal and holiday merchandise, along with national and regional chains and local merchants. We also compete with specialty retailers, which include Hobby Lobby Stores, Inc., A.C. Moore Arts & Crafts, Inc. and Jo‑Ann Stores, Inc. Some of our competitors, particularly the mass merchants, are larger and have greater financial resources than we do. We also face competition from Internet‑based retailers, such as Amazon.com, Inc., in addition to traditional store‑based retailers, who may be larger, more experienced and able to offer products we cannot. This could result in increased price competition since our customers could more readily search and compare non‑private brand products. Furthermore, we ultimately compete with alternative sources of entertainment and leisure for our customers.

Our reliance on foreign suppliers increases our risk of obtaining adequate, timely and cost-effective product supplies.

We rely to a significant extent on foreign manufacturers for our merchandise, particularly manufacturers located in China. In addition, many of our domestic suppliers purchase a portion of their products from foreign sources. This reliance increases the risk that we will not have adequate and timely supplies of various products due to local political, economic, social or environmental conditions (including acts of terrorism, the outbreak of war or the occurrence of a natural disaster), transportation delays (including dock strikes and other work stoppages), restrictive actions by foreign governments, or changes in U.S. laws and regulations affecting imports or domestic distribution. Reliance on foreign manufacturers also increases our exposure to trade infringement claims and reduces our ability to return product for various reasons.

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

Even if we are able to continue our strategy of expanding our store base or, additionally, to expand our business through acquisitions or vertical integration opportunities, we may experience problems which may adversely impact profitability or cash flow. For example:

•	the costs of opening and operating new stores may offset the increased sales generated by the additional stores;

•	the closure of unsuccessful stores may result in the retention of the liability for the corresponding leases;

•	a significant portion of our management’s time and energy may be consumed with issues unrelated to advancing our core business strategies;

•	our e‑commerce platform may be unprofitable, cannibalize sales from our existing stores, or be uncompetitive against other internet‑based retailers who sell similar merchandise;

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

One of our key business strategies is to expand our base of retail stores. If we are unable to continue this strategy, our ability to increase our sales, profitability and cash flow could be impaired. To the extent we are unable to open new stores as we anticipate, our sales growth would come only from increases in comparable store sales. Growth in profitability in that case would depend significantly on our ability to improve gross margin. We may be unable to continue our store growth strategy if we cannot identify suitable sites for additional stores, negotiate acceptable leases, access sufficient capital to support store growth, or hire and train a sufficient number of qualified team members.

Damage to the reputation of the Michaels brand or our private and exclusive brands could adversely affect our sales.

We believe the Michaels brand name and many of our private and exclusive brand names are powerful sales and marketing tools and we devote significant resources to promoting and protecting them. To be successful in the future, we must continue to preserve, grow and utilize the value of Michaels’ reputation. Reputational value is based in large part on perceptions of subjective qualities, and even isolated incidents may erode trust and confidence. In addition, we develop and promote private and exclusive brands, which we believe have generated national recognition. Our private brands amounted to 52.9% of net sales in fiscal 2015 and 50.8% of net sales in fiscal 2014. Damage to the reputations (whether or not justified) of our brand names could arise from product failures, data privacy or security incidents, litigation or various forms of adverse publicity (including adverse publicity generated as a result of a vendor’s or a supplier’s failure to comply with general social accountability practices), especially in social media outlets, and may generate negative customer sentiment, potentially resulting in a reduction in our sales and earnings.

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

In addition, as data privacy and marketing laws change, we may incur additional costs to ensure we remain in compliance with such laws. If applicable data privacy and marketing laws become more restrictive at the federal or state level, our compliance costs may increase, our ability to effectively engage customers via personalized marketing may decrease, our investment in our e‑commerce platform may not be fully realized, our opportunities for growth may be curtailed by our compliance capabilities or reputational harm and our potential liability for security breaches may increase.

Product recalls and product liability, as well as changes in product safety and other consumer protection laws, may adversely impact our operations, merchandise offerings, reputation, results of operations, cash flow and financial condition.

We are subject to regulations by a variety of federal, state and international regulatory authorities, including the Consumer Product Safety Commission. In fiscal 2015, we purchased merchandise from approximately 650 vendors. Since a majority of our merchandise is manufactured in foreign countries, one or more of our vendors might not adhere to product safety requirements or our quality control standards, and we might not identify the deficiency before merchandise ships to our stores. Any issues of product safety, including but not limited to those manufactured in foreign countries, could cause us to recall some of those products. If our vendors fail to manufacture or import merchandise that adheres to our quality control standards, our reputation and brands could be damaged, potentially leading to increases in customer litigation against us. Furthermore, to the extent we are unable to replace any recalled products, we may have to reduce our merchandise offerings, resulting in a decrease in sales, especially if a recall occurs near or during a seasonal period. If our vendors are unable or unwilling to recall products failing to meet our quality standards, we may be required to recall those products at a substantial cost to us. Moreover, changes in product safety or other consumer protection laws could lead to increased costs to us for certain merchandise, or additional labor costs associated with readying merchandise for sale. Long lead times on merchandise ordering cycles increase the difficulty for us to plan and prepare for potential changes to applicable laws. The Consumer Product Safety Improvement Act of 2008 imposes significant requirements on manufacturing, importing, testing and labeling requirements for our products. In the event that we are unable to timely comply with regulatory changes or regulators do not believe we are complying with current regulations applicable to us, significant fines or penalties could result, and could adversely affect our reputation, results of operations, cash flow and financial condition.

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

Significant increases in inflation or commodity prices, such as petroleum, natural gas, electricity, steel, wood and paper, may adversely affect our costs, including cost of merchandise.

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

An important part of our efforts to achieve efficiencies, cost reductions, and sales and cash flow growth is the identification and implementation of improvements to our supply chain, including merchandise ordering, transportation, and receipt processing. We continue to implement enhancements to our distribution systems and processes, which are designed to improve efficiency throughout the supply chain and at our stores. If we are unable to successfully implement significant changes, this could disrupt our supply chain, which could have a material adverse impact on our results of operations.

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

We place significant reliance on third‑party providers for the co‑sourcing of certain of our information technology (“IT”), accounts payable, payroll, accounting and human resources functions. This co‑sourcing initiative is a component of our ongoing strategy to increase efficiencies, increase our IT capabilities, monitor our costs and seek additional cost savings. These functions are generally performed in offshore locations. As a result, we are relying on third parties to ensure that certain functional needs are sufficiently met. This reliance subjects us to risks arising from the loss of control over these processes, changes in pricing that may affect our operating results, and potentially, termination of provision of these services by our suppliers. If our service providers fail to perform, we may have difficulty arranging for an alternate supplier or rebuilding our own internal resources, and we could incur significant costs, all of which may have a significant adverse effect on our business. We may co‑source other administrative functions in the future, which would further increase our reliance on third parties. Further, the use of offshore service providers may expose us to risks related to local political, economic, social or environmental conditions (including acts of terrorism, the outbreak of war, or the occurrence of natural disaster), restrictive actions by foreign governments or changes in U.S. laws and regulations.

We are exposed to fluctuations in exchange rates between the U.S. and Canadian dollar, which is the functional currency of our Canadian subsidiary.

Our Canadian operating subsidiary purchases inventory in U.S. dollars, which is sold in Canadian dollars and exposes us to foreign exchange rate fluctuations. In addition, our customers at border locations can be sensitive to cross‑border price differences. Substantial foreign currency fluctuations could adversely affect our business. In fiscal 2015, exchange rates had a negative impact on our consolidated operating results due to a 10% decrease in the Canadian exchange rate.

We are dependent upon the services of our senior management team.

We are dependent on the services, abilities and experience of our executive officers, including Carl S. Rubin, our Chief Executive Officer, and Charles M. Sonsteby, our Chief Administrative Officer and Chief Financial Officer. The permanent loss of the services of either of these senior executives and any change in the composition of our senior management team could have a negative impact on our ability to execute on our business and operating strategies.

Failure to attract and retain quality sales, distribution center and other team members in appropriate numbers as well as experienced buying and management personnel could adversely affect our performance.

Our performance depends on recruiting, developing, training and retaining quality sales, distribution center and other team members in large numbers as well as experienced buying and management personnel. Many of our store level team members are in entry level or part‑time positions with historically high rates of turnover. Our ability to meet our labor needs while controlling labor costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation, changing demographics, health and other insurance costs and governmental labor and employment requirements. In the event of increasing wage rates, if we fail to increase our wages competitively, the quality of our workforce could decline, causing our customer service to suffer, while increasing our wages could cause our earnings to decrease. The market for retail management is highly competitive and, similar to other retailers, we face challenges in securing sufficient management talent. If we do not continue to attract, train and retain quality team members, our performance could be adversely affected.

Our results may be adversely affected by serious disruptions or catastrophic events, including geo-political events and weather.

Unforeseen public health issues, such as pandemics and epidemics, and geo‑political events, such as civil unrest in a country in which our suppliers are located or terrorist or military activities disrupting transportation, communication or utility systems, as well as natural disasters such as hurricanes, tornadoes, floods, earthquakes and other adverse weather and climate conditions, whether occurring in the United States or abroad, particularly during peak seasonal periods, could disrupt our operations or the operations of one or more of our vendors or could severely damage or destroy one or more of our stores or distribution facilities located in the affected areas. For example, day‑to‑day operations, particularly our ability to receive products from our vendors or transport products to our stores, could be adversely affected, or we could be required to close stores or distribution centers in the affected areas or in areas served by the affected distribution center. These factors could also cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and global financial markets and economy. Such occurrences could significantly impact our operating results and financial performance. For example, during the third quarter of fiscal 2015, one of our stores was damaged by weather related to Hurricane Joaquin, resulting in closure and lost sales. Had the hurricane impacted a larger geographic area, it is possible that we would have suffered a substantial negative impact to our sales for a prolonged period.

Any difficulty executing or integrating an acquisition, a business combination or a major business initiative could adversely affect our business or results of operations.

Any difficulty in executing or integrating an acquisition, a business combination or a major business initiative, including the recent acquisition of Lamrite West, Inc. and certain of its affiliates and subsidiaries, may result in our inability to achieve anticipated benefits from these transactions in the time frame that we anticipate, or at all, which could adversely affect our business or results of operations. Such transactions may also disrupt the operation of our current activities and divert management's attention from other business matters. In addition, the Company’s current credit agreements place certain limited constraints on our ability to make an acquisition or enter into a business combination, and future borrowing agreements could place tighter constraints on such actions.

Our holding company structure makes us, and certain of our direct and indirect subsidiaries, dependent on the operations of our, and their, subsidiaries to meet our financial obligations.

We, and certain of our direct and indirect subsidiaries, have no significant assets other than the interest in direct and indirect subsidiaries, including MSI. As a result, we, and certain of our direct and indirect subsidiaries, rely exclusively upon payments, dividends and distributions from direct and indirect subsidiaries’ cash flows. Our ability to pay dividends, if any are declared, to our shareholders is dependent on the ability of our subsidiaries to generate sufficient net income and cash flows to pay upstream dividends and make loans or loan repayments.

We are controlled by the Sponsors, whose interest may conflict with yours and those of our Company.

We are currently controlled by affiliates of or funds advised by Bain Capital Partners, LLC and The Blackstone Group L.P. (the “Sponsors”), who own approximately 63% of our outstanding common stock. For as long as the Sponsors continue to beneficially own a majority of the outstanding shares of our common stock, they will be able to direct the election of all of the members of our Board of Directors (“Board”) and could exercise a controlling influence over our business and affairs, including any determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional common stock or other equity securities, the repurchase or redemption of common stock and the payment of dividends. Similarly, the Sponsors will have the power to determine matters submitted to a vote of our stockholders without the consent of our other stockholders, will have the power to prevent a change in our control and could take other actions that might be favorable to them. Even if their ownership falls below a majority, so long as the Sponsors continue to hold a significant portion of our outstanding common stock, the Sponsors may continue to be able to strongly influence or effectively control our decisions. Additionally, the Sponsors are in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. One or more of the Sponsors may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

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

We currently utilize these exemptions. As a result, we do not have a majority of independent directors and our Compensation Committee does not consist entirely of independent directors. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of The NASDAQ Stock Market.

The Sponsors are not subject to any contractual obligation to retain their controlling interest.   There can be no assurance as to the period of time during which any of the Sponsors will maintain its ownership of our common stock.

Our stock price could be extremely volatile and may decline and, as a result, you may not be able to resell your shares at or above the price you paid for them.

Since listing our common stock on The NASDAQ Global Select Market in June 2014 in connection with our IPO, the price of our common stock has ranged from a low of $14.51 on August 1, 2014 to a high of $30.00 on March 20, 2015. In addition, the stock market in general has been highly volatile. As a result, the market price of our common stock is likely to be similarly volatile, and investors in our common stock may experience a decrease, which could be substantial, in the value of their stock, including decreases unrelated to our operating performance or prospects, and could lose part or all of their investment. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including those described elsewhere in this filing and others such as:

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

We plan to retain future earnings, if any, for future operation, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our Board may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur, including our Senior Secured Credit Facilities. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than you paid.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES

We lease substantially all of the sites for our Michaels and Aaron Brothers stores, with the majority of our stores having initial lease terms of approximately 10 years. The leases are generally renewable, with increases in lease rental rates. Lessors have made leasehold improvements to prepare our stores for opening under a majority of our existing leases. As of January 30, 2016, in connection with stores that we plan to open or relocate in future fiscal years, we had signed approximately 35 leases for Michaels stores. Management believes our facilities are suitable and adequate for our business as presently conducted.

As of January 30, 2016, we lease the following non-store facilities:

Square
Locations	Footage
Distribution centers:
Hazleton, Pennsylvania	692,000
Jacksonville, Florida	506,000
Lancaster, California	763,000
Centralia, Washington	718,000
New Lenox, Illinois	693,000
Haslet, Texas	433,000
City of Commerce, California (Aaron Brothers)	174,000
3,979,000
Artistree:
Coppell, Texas (regional processing and fulfillment operations center)	230,000
Kernersville, North Carolina (manufacturing plant and regional processing center)	156,000
City of Industry, California (regional processing center)	90,000
Mississauga, Ontario (regional processing center)	62,000
538,000
Office space:
Irving, Texas (corporate office support center)	296,000
Mississauga, Ontario (Canadian regional office)	3,000
299,000
Coppell, Texas (new store staging warehouse)	82,000
4,898,000

The following table indicates the number of our retail stores located in each state or province as of January 30, 2016:

	Number of Stores
		Aaron
State/Province	Michaels	Brothers	Total
Alabama	12		12
Alaska	3		3
Alberta	20		20
Arizona	27	5	32
Arkansas	4		4
British Columbia	17		17
California	134	76	210
Colorado	22	3	25
Connecticut	18		18
Delaware	4		4
Florida	80		80
Georgia	34	1	35
Idaho	7	1	8
Illinois	39		39
Indiana	18		18
Iowa	8		8
Kansas	8		8
Kentucky	12		12
Louisiana	15		15
Maine	3		3
Manitoba	4		4
Maryland	24		24
Massachusetts	32		32
Michigan	34		34
Minnesota	23		23
Mississippi	7		7
Missouri	21		21
Montana	5		5
Nebraska	6		6
Nevada	10	3	13
New Brunswick	3		3
New Hampshire	9		9
New Jersey	31		31
New Mexico	4		4
New York	60		60
Newfoundland and Labrador	1		1
North Carolina	37		37
North Dakota	3		3
Nova Scotia	6		6
Ohio	31		31
Oklahoma	7		7
Ontario	56		56
Oregon	15	2	17
Pennsylvania	48		48
Prince Edward Island	1		1
Quebec	16		16
Rhode Island	4		4
Saskatchewan	3		3
South Carolina	14		14
South Dakota	2		2
Tennessee	16		16
Texas	81	18	99
Utah	13		13
Vermont	2		2
Virginia	36		36
Washington	23	8	31
West Virginia	5		5
Wisconsin	17		17
Wyoming	1		1
Total	1,196	117	1,313

ITEM 3.  LEGAL PROCEEDINGS.

Information regarding legal proceedings is incorporated by reference from Note 11 to the consolidated financial statements.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been listed on The NASDAQ Global Select Market under the symbol “MIK” since our IPO on June 27, 2014. Prior to that date, there was no public market for our common stock. As of January 30, 2016, there were approximately 360 holders of record of our common stock. The following table sets forth the high and low sales price per share for the periods indicated of our common stock on The NASDAQ Global Select Market:

	Fiscal Year
	2015		2014
	High	Low	High	Low
First Quarter	$30.00	$25.77	$—	$—
Second Quarter (1)	$28.49	$24.60	$17.28	$14.51
Third Quarter	$26.84	$21.78	$18.50	$14.64
Fourth Quarter	$24.05	$19.46	$27.23	$17.82

(1)	For fiscal 2014, the indicated stock prices represent the period from June 27, 2014 through August 2, 2014, the end of our second quarter.

Dividends

The Company does not anticipate paying any cash dividends in the near future. Instead, we anticipate that all of our earnings for the foreseeable future will be used to repay debt, repurchase outstanding shares, for working capital, to support our operations and to finance the growth and development of our business. Any future determination to pay dividends will be at the discretion of our Board, subject to compliance with applicable law and any contractual provisions, including under agreements for indebtedness, that restrict or limit our ability to pay dividends, and will depend upon, among other factors, our results of operations, financial condition, earnings, capital requirements and other factors that our Board may deem relevant. For additional information concerning restrictions relating to agreements for indebtedness, see Note 5 to the consolidated financial statements.

In July 2013, FinCo Holdings and Michaels FinCo, Inc. (“FinCo Inc.”) issued the 7.50%/8.25% PIK Toggle Notes which were due in 2018 (“PIK Notes”). FinCo Holdings distributed the proceeds, net of expenses, to the Company. We used the proceeds to pay a cash dividend, distribution and other payments to our equity and equity award holders of $780.1 million (excluding $1.5 million currently held in escrow for the benefit of holders of restricted shares of the Company’s common stock) and pay related fees and expenses.

Performance Graph

The following graph shows a comparison of cumulative total return to holders of The Michaels Companies, Inc.’s common shares against the cumulative total return of S&P 500 Index and S&P 500 Retail Index from June 27, 2014 (the date the Company’s stock commenced trading on the NASDAQ Global Select Market) through January 30, 2016. The comparison of the cumulative total returns for each investment assumes that $100 was invested in The Michaels Companies, Inc. common shares and the respective indices on June 27, 2014 through January 30, 2016 including reinvestment of any dividends. Historical share price performance should not be relied upon as an indication of future share price performance.

	6/27/2014	8/2/2014	11/1/2014	1/31/2015	5/2/2015	8/1/2015	10/31/2015	1/30/2016
The Michaels Companies, Inc.	$100.00	$90.24	$107.53	$151.76	$154.41	$149.06	$137.53	$128.24
S&P 500 Index	100.00	98.50	103.77	103.10	109.51	109.85	109.16	102.41
S&P 500 Retail Index	100.00	97.24	103.03	108.50	115.51	115.68	108.22	97.18

ITEM 6.  SELECTED FINANCIAL DATA.

The following financial information for the five most recent fiscal years has been derived from our consolidated financial statements. This information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere herein.

	Fiscal Year(1)
	2015	2014	2013	2012	2011
	(in thousands, except earnings per share, other operating and store count data)
Results of Operations Data:
Net sales	$4,912,782	$4,738,144	$4,569,792	$4,407,545	$4,209,586
Operating income (2)	720,604	626,529	610,402	592,050	537,964
Interest expense	139,405	198,409	214,497	245,466	253,678
Losses on early extinguishments of debt and refinancing costs	8,485	74,312	14,420	32,551	17,714
Net income	362,912	217,395	243,430	199,734	157,713
Earnings per common share:
Basic	$1.75	$1.07	$1.39	$1.14	$0.90
Diluted	$1.72	$1.05	$1.36	$1.12	$0.89
Weighted-average common shares outstanding:
Basic	206,845	203,229	174,797	174,715	174,646
Diluted	209,346	207,101	178,628	178,068	176,352
Balance Sheet Data:
Cash and equivalents	$409,391	$378,295	$238,864	$55,961	$371,030
Merchandise inventories	1,002,607	958,171	901,308	862,478	844,842
Total current assets	1,499,713	1,423,778	1,237,336	1,007,479	1,297,062
Total assets	2,023,277	1,961,108	1,767,132	1,519,510	1,791,289
Total current liabilities	904,850	889,632	825,556	851,618	860,945
Current portion of long-term debt	24,900	24,900	16,400	150,514	126,540
Long-term debt	2,744,942	3,089,781	3,633,279	2,855,834	3,316,358
Total liabilities	3,747,372	4,072,633	4,549,414	3,823,471	4,292,433
Stockholders’ deficit	(1,724,095)	(2,111,525)	(2,782,282)	(2,303,961)	(2,501,144)
Other Operating Data:
Average net sales per selling square foot (3)	$223	$220	$218	$215	$212
Comparable store sales	1.8%	1.7%	2.9%	1.5%	3.2%
Comparable store sales, at constant currency	3.2%	2.4%	3.4%	1.5%	3.0%
Total selling square footage (in thousands)	22,068	21,605	21,108	20,588	20,096
Stores Open at End of Year:
Michaels	1,196	1,168	1,136	1,099	1,064
Aaron Brothers	117	120	121	125	134
Total stores open at end of year	1,313	1,288	1,257	1,224	1,198

(1)	Fiscal 2012 consisted of 53 weeks while all other periods presented consisted of 52 weeks.
(2)	Fiscal 2014 operating income includes a $32.3 million charge associated with the IPO primarily related to a $30.2 million fee paid to certain related parties to terminate our management agreement.
(3)	The calculation of average net sales per selling square foot includes only Michaels comparable stores. Aaron Brothers, which is a smaller store model, is excluded from the calculation.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31. All references to fiscal year mean the year in which that fiscal year began. References to “fiscal 2015” relate to the 52 weeks ended January 30, 2016, references to “fiscal 2014” relate to the 52 weeks ended January 31, 2015 and references to “fiscal 2013” relate to the 52 weeks ended February 1, 2014.

Michaels Stores, Inc. (“MSI”) is headquartered in Irving, Texas and was incorporated in the state of Delaware in 1983. In July 2013, MSI was reorganized into a holding company structure and The Michaels Companies, Inc. (the “Company”) was incorporated in Delaware in connection with the reorganization.  In July 2014, we completed an initial public offering (“IPO”) in which we issued and sold 27.8 million shares of common stock at a public offering price of $17.00 per share, resulting in net proceeds of $445.7 million.

Fiscal 2015 Overview

With $4,912.8 million in net sales in fiscal 2015, we are the largest arts and crafts specialty retailer in North America (based on store count) providing materials, project ideas and education for creative activities, under the retail brands of Michaels and Aaron Brothers.  We also operate a market-leading vertically-integrated custom framing business.  At January 30, 2016, we operated 1,196 Michaels stores and 117 Aaron Brothers stores.

Financial highlights for fiscal 2015 include the following:

•	Net sales increased to $4,912.8 million, a 3.7% improvement over last year, primarily driven by comparable store sales growth and the opening of 25 additional stores (net of closures).

•	Comparable store sales increased 1.8%, or 3.2% at constant exchange rates.

•	Our Michaels retail stores’ private brand merchandise drove 52.9% of net sales in fiscal 2015 compared to 50.8% of net sales in fiscal 2014.

•	We reported operating income of $720.6 million, an increase of 15.0% from the prior year.

•

Adjusted EBITDA, a non-GAAP measure that is a required calculation in our debt agreements, improved by 6.6%, from $812.8 million in fiscal 2014 to $866.2 million in fiscal 2015 (see “Management Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures”).

•	We repaid $355.8 million of our outstanding 7.50%/8.25% PIK Toggle Notes due 2018 (“PIK Notes”) and the Restated Term Loan Credit Facility (as defined below) during fiscal 2015.

In fiscal 2015, we made significant progress implementing our strategic initiatives, including:

•	enhanced the in-store shopping experience by improving our store signage and graphics packages and lowering drive aisle fixtures;

•	expansion of our marketing efforts to include occasional store-wide marketing events and new television campaigns;

•	partnering with Pinterest to gain unique marketing opportunities and insight into crafters’ behavior;

•	introduction of new private brand products such as new markers and craft paint, a new line of “Paper Craft It” products and new lifestyle frame and home décor;

•

performing store resets to provide the flexibility to cost effectively expand and contract the various product categories in our broad portfolio offering based on customer demand and the selling season;

•	improved our website by adding new products and online video classes to better tailor classes to the schedule of our customers;

•	leveraging our industry leading database to personalize both direct mail and email marketing based on customer’s shopping history and preference; and

•	delivered trend-right merchandise to our customers.

Fiscal 2016 Outlook

In fiscal 2016, we intend to continue to lead industry growth and innovation through strategic initiatives such as:

•	making our stores more inviting to a broader set of customers, including those new to do-it-yourself projects and more experienced crafters;

•	enhancing our in-store shopping experience by creating a more visually appealing environment and making it easier for our customers to shop;

•	strengthening our connections with customers and reaching new customers through an expanded marketing program, including print, digital, direct mail, broadcast and community events;

•	expanding our omni-channel offering of merchandise, promotional and marketing events;

•	broadening our merchandising and sourcing capabilities to better identify and source new trends, merchandise and categories that enhance our portfolio of exclusive brands and products; and

•	strengthening our business-to-business operations.

On February 2, 2016, we acquired Lamrite West, Inc. and certain of its affiliates and subsidiaries (“Lamrite”) for  $150.0 million, subject to certain purchase price adjustments, utilizing our existing cash on hand. Lamrite operates an international wholesale business under the Darice brand name and 32 arts and crafts retail stores, located primarily in Ohio and the surrounding states, under the Pat Catan’s brand name. Lamrite is expected to generate revenues of over $200 million in fiscal 2016 and the retail stores have approximately 32,000 average square feet of selling space per store. The acquisition is expected to enhance our private brand development capabilities, accelerate our direct sourcing initiatives and strengthen our business-to-business capabilities.

In March 2016, the Board of Directors authorized the Company to purchase $200.0 million of the Company’s common stock on the open market. The share repurchase program does not have an expiration date, and the timing and number of repurchase transactions under the program will depend on market conditions, corporate considerations, debt agreements and regulatory requirements.

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

	Fiscal Year
	2015	2014	2013
Net sales	100.0%	100.0%	100.0%
Cost of sales and occupancy expense	59.9	59.9	60.1
Gross profit	40.1	40.1	39.9
Selling, general and administrative	25.3	26.0	26.1
Related party expenses	—	0.8	0.3
Store pre-opening costs	0.1	0.1	0.1
Operating income	14.7	13.2	13.4
Interest expense	2.8	4.2	4.7
Losses on early extinguishments of debt and refinancing costs	0.2	1.6	0.3
Other expense, net	—	0.1	—
Income before income taxes	11.6	7.4	8.3
Provision for income taxes	4.3	2.8	3.0
Net income	7.4%	4.6%	5.3%

Fiscal 2015 Compared to Fiscal 2014

Net Sales. Net sales increased $174.6 million in fiscal 2015, or 3.7%, compared to fiscal 2014.  The increase in net sales was due to a $91.5 million increase primarily related to 25 additional stores opened (net of closures) since January 31, 2015 and an $83.1 million increase in comparable store sales. Comparable store sales increased 1.8%, or 3.2% at constant exchange rates, due primarily to an increase in our average ticket.

Gross Profit. Gross profit was 40.1% as a percent of net sales for both fiscal 2015 and fiscal 2014.  An improvement related to an increase in retail prices and sourcing efficiencies was offset by an increase in promotional activity as a result of the continued competitive retail environment and the negative impact of foreign exchange rates.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) was 25.3% of net sales in fiscal 2015 compared to 26.0% in fiscal 2014.  SG&A increased $9.1 million to $1,243.0 million in fiscal 2015 due primarily to $10.9 million of costs associated with operating 25 additional stores (net of closures) and an increase in marketing costs of $4.0 million,  partially offset by a decrease in Canadian operating costs due primarily to the impact of foreign exchange.

Related Party Expenses. Related party expenses decreased $35.7 million in fiscal 2015 compared to the prior year due to the termination of the management services agreement in connection with our IPO completed in July 2014.

Interest Expense. Interest expense decreased $59.0 million to $139.4 million in fiscal 2015. The decrease is primarily attributable to $39.7 million of interest savings from the redemption of the remaining outstanding PIK Notes in fiscal 2014 and fiscal 2015 and $19.5 million of interest savings from the refinancing of the 7.75% Senior Notes due 2018 (“2018 Senior Notes”) during fiscal 2014.

Losses on Early Extinguishments of Debt and Refinancing Costs. We recorded a loss on the early extinguishment of debt of $8.5 million during fiscal 2015 related to the redemption of our remaining outstanding PIK Notes and the partial prepayment of our Restated Term Loan Credit Facility maturing in 2020 (“Additional Term Loan”), consisting of $4.4 million to write off related debt issuance costs, $3.6 million of redemption premiums and a $0.5 million write-off of the unamortized net discount of the Additional Term Loan. During fiscal 2014, we recorded a loss on the early extinguishment of debt of $74.3 million related to the redemption of our 2018 Senior Notes and the partial redemption of our PIK Notes, consisting of $58.8 million of redemption premiums and $20.6 million to write off related debt issuance costs. The loss in fiscal 2014 was partially offset by a $5.1 million write-off of the unamortized premium on the 2018 Senior Notes.

Provision for Income Taxes. The effective tax rate for fiscal 2015 was 36.6% compared to 38.1% in the prior year. The effective tax rate for fiscal 2015 was lower than the prior year primarily due to our assertion in fiscal 2015 to indefinitely reinvest the fiscal 2014 and fiscal 2015 earnings of our Canadian subsidiary into our operations outside of the U.S., which is taxed at a lower rate than the U.S.

Fiscal 2014 Compared to Fiscal 2013

Net Sales. Net sales increased $168.4 million in fiscal 2014, or 3.7%, compared to fiscal 2013. The increase in net sales was due to a $90.0 million increase primarily related to 31 additional stores opened (net of closures) since February 1, 2014 and a $78.4 million increase in comparable store sales. Comparable store sales increased 1.7%, or 2.4% at constant exchange rates, due primarily to an increase in our average ticket.

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

Selling, General, and Administrative. SG&A was 26.0% of net sales in fiscal 2014 compared to 26.1% in fiscal 2013. SG&A increased $40.6 million to $1,233.9 million in fiscal 2014 due primarily to $12.4 million of costs associated with operating 31 additional stores (net of closures), a $23.9 million increase in performance-based compensation and other payroll-related costs, a $4.3 million increase in marketing costs and a $3.7 million increase in credit card fees.

Related Party Expenses. Related party expenses increased $22.0 million to $35.7 million in fiscal 2014 compared to the prior year due to a $30.2 million fee paid to terminate the management services agreement in connection with our IPO completed in July 2014.

Interest Expense. Interest expense decreased $16.1 million to $198.4 million in fiscal 2014 compared to the prior year. The decrease is primarily attributable to the debt refinancings in the second quarter of fiscal 2014 and the fourth quarter of fiscal 2013. In addition, in December 2014 we redeemed $180.0 million of the PIK Notes. The decrease was partially offset by a full year of interest expense on the PIK Notes that were issued in July 2013.

Losses on Early Extinguishments of Debt and Refinancing Costs. During fiscal 2014, we recorded a loss on the early extinguishment of debt of $74.3 million related to the redemption of our 2018 Senior Notes and the partial redemption of our PIK Notes, consisting of $58.8 million of redemption premiums and $20.6 million to write off related debt issuance costs. The loss was partially offset by a $5.1 million write-off of the unamortized premium on the 2018 Senior Notes. During fiscal 2013, we recorded a $7.3 million loss related to the partial redemption of our then outstanding 11.375% senior subordinated notes due November 1, 2016 (the “2016 Senior Subordinated Notes”). The $7.3 million loss was comprised of a $5.2 million redemption premium and $2.1 million to write off related debt issuance costs. In addition, we recorded refinancing costs of $7.1 million in fiscal 2013 related to the subsequent refinancing of our remaining outstanding 2016 Senior Subordinated Notes.

Provision for Income Taxes.  The effective tax rate for fiscal 2014 was 38.1% compared to 35.8% in the prior year. The effective tax rate in fiscal 2014 was higher than prior year primarily due to a change in tax status of our Canadian subsidiary, which resulted in the write-off of certain deferred tax assets. In addition, the prior year tax rate includes higher state tax credits due to a change in state tax law.

Liquidity and Capital Resources

We require cash principally for day-to-day operations, to finance capital investments, to purchase inventory, to service our outstanding debt and for seasonal working capital needs. We expect that our available cash, cash flow generated from operating activities and funds available under our Restated Revolving Credit Facility (as defined below) will be sufficient to fund planned capital expenditures, working capital requirements, debt repayments, debt service requirements and anticipated growth for the foreseeable future. Our ability to satisfy our liquidity needs and continue to refinance or reduce debt could be adversely affected by the occurrence of any of the events described under “Item 1A. Risk Factors” or our failure to meet our debt covenants as described below. Our Restated Revolving Credit Facility provides senior secured financing of up to $650.0 million, subject to a borrowing base. As of January 30, 2016, the borrowing base was $650.0 million, of which we had no outstanding borrowings, $63.2 million of outstanding standby letters of credit and $586.8 million of unused borrowing capacity. Our cash and cash equivalents totaled $409.4 million at January 30, 2016, of which $33.9 million was held by our Canadian subsidiaries. If it were necessary to repatriate these funds for use in the U.S., we would be required to pay U.S. taxes on the amount of undistributed earnings in our Canadian subsidiaries. However, it is our intent to indefinitely reinvest these funds outside the U.S.

On May 6, 2015, the Company redeemed the remaining $180.9 million of the PIK Notes for an aggregate redemption price of $188.0 million (including redemption premium and any unpaid interest). This final payment retired the PIK Notes and discharged the obligations under the indenture governing the PIK Notes.

On December 28, 2015, MSI voluntarily prepaid $150.0 million in principal of the Additional Term Loan for an aggregate redemption price (including any unpaid interest) of $151.0 million.

On February 2, 2016, we acquired Lamrite for $150.0 million, subject to certain purchase price adjustments, utilizing our existing cash on hand. Lamrite operates an international wholesale business under the Darice brand name and 32 arts and crafts retail stores, located primarily in Ohio and the surrounding states, under the Pat Catan’s brand name. Lamrite is expected to generate revenues of over $200 million in fiscal 2016 and the retail stores have approximately 32,000 average square feet of selling space per store. The acquisition is expected to enhance our private brand development capabilities, accelerate our direct sourcing initiatives and strengthen our business-to-business capabilities.

In March 2016, the Board of Directors authorized the Company to purchase $200.0 million of the Company’s common stock on the open market. The share repurchase program does not have an expiration date, and the timing and number of repurchase transactions under the program will depend on market conditions, corporate considerations, debt agreements and regulatory requirements.

We had total outstanding debt of $2,792.2 million at January 30, 2016, of which $2,282.2 million was subject to variable interest rates and $510.0 million was subject to fixed interest rates.

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

We intend to use excess operating cash flows to invest in growth opportunities, repurchase outstanding shares, and to repay portions of our indebtedness, depending on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. As such, we and our subsidiaries, affiliates and significant shareholders may, from time to time, seek to retire or purchase our outstanding debt (including publicly issued debt) through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise. If we use our excess cash flows to repay our debt, it will reduce the amount of excess cash available for additional capital expenditures.

Cash Flow from Operating Activities

Cash flows provided by operating activities was $504.0 million in fiscal 2015, an increase of  $62.1 million from fiscal 2014.  The increase in cash provided by operating activities was primarily due to a $94.1 million increase in operating income in fiscal 2015 and interest savings from the redemptions of our PIK Notes in fiscal 2015 and fiscal 2014 and the refinancing of our 2018 Senior Notes in fiscal 2014. The increase in operating income was partially due to a $35.7 million decrease in related party expenses as a result of the termination of the management services agreement in fiscal 2014. The increase in cash provided by operating activities was partially offset by the timing of vendor payments and an increase in income taxes due to the increase in operating income in fiscal 2015.

Average inventory per Michaels store (including e-commerce and distribution centers) increased 2.9% to $813,000 at January 30, 2016, from $790,000 at January 31, 2015. The increase is due to a strategic decision to increase inventory levels of core products in fiscal 2015.

Cash Flow from Investing Activities

The following table includes capital expenditures paid during the periods presented (in thousands):

	Fiscal Year
	2015	2014	2013
New and relocated stores and stores not yet opened (1)	$30,315	$29,846	$38,707
Existing stores	48,289	49,898	26,505
Information systems	32,228	40,191	28,032
Corporate and other	13,088	17,845	18,912
	$123,920	$137,780	$112,156

(1)

In fiscal 2015, we incurred capital expenditures related to the opening of 47 Michaels stores, including the relocation of 17 Michaels stores. In fiscal 2014, we incurred capital expenditures related to the opening of 45 Michaels stores and 5 Aaron Brothers stores, including the relocation of 13 Michaels stores. In fiscal 2013, we incurred capital expenditures related to the opening of 54 Michaels stores, including the relocation of 14 Michaels stores.

We currently estimate that our capital expenditures will be $125.0 million to $135.0 million in fiscal 2016. We plan to invest in the infrastructure necessary to support the further development of our business. In fiscal 2016, we plan to open approximately 43 new Michaels stores, including approximately 13 relocations. We expect our capital expenditures will be financed with cash from operating activities.

Restated Term Loan Credit Facility

On October 31, 2006, MSI entered into a $2,400.0 million senior secured term loan facility (“Senior Secured Term Loan Facility”) with Deutsche Bank AG New York Branch (“Deutsche Bank”) and other lenders. On January 28, 2013, MSI entered into an amended and restated credit agreement maturing on January 28, 2020 (the “Amended Credit Agreement”) to amend various terms of our Senior Secured Term Loan Facility. The Amended Credit Agreement, together with the related security, guarantee and other agreements, is referred to as the “Restated Term Loan Credit Facility”.

On July 2, 2014, MSI issued an additional $850.0 million of debt under the Restated Term Loan Credit Facility maturing in 2020 (“Additional Term Loan”). The Additional Term Loan was issued at 99.5% of face value, resulting in an effective interest rate of 4.02%. The net proceeds from this borrowing and the issuance of an additional $250.0 million of the 5.875% senior subordinated notes were used to fully redeem the then outstanding 2018 Senior Notes and to pay the applicable make-whole premium and accrued interest.

As of January 30, 2016, the Restated Term Loan Credit Facility provides for senior secured financing of $2,282.2 million.  MSI has the right under the Restated Term Loan Credit Facility to request additional term loans (a) in an aggregate amount of up to $500.0 million or (b) an amount of term loans requested by MSI so long as MSI’s consolidated secured debt ratio (as defined in the Restated Term Loan Credit Facility) is no more than 3.25 to 1.00 on a pro forma basis as of the last day of the most recently ended four quarter period.  The lenders under the Restated Term Loan Credit Facility will not be under any obligation to provide any such additional term loans and the incurrence of any additional term loans is subject to customary conditions precedent.

On December 28, 2015, MSI voluntarily prepaid $150.0 million in principal of the Additional Term Loan for an aggregate redemption price (including any unpaid interest) of $151.0 million.

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

All obligations under the Restated Term Loan Credit Facility are unconditionally guaranteed, jointly and severally, by Michaels Funding, Inc. (“Holdings”) and all of MSI’s existing domestic material subsidiaries and are required to be guaranteed by certain of MSI’s future domestic wholly-owned material subsidiaries (“the Subsidiary Guarantors”). We are in the process of joining certain of our subsidiaries acquired in the Lamrite transaction as Subsidiary Guarantors under the Restated Term Loan Credit Facility. All obligations under the Restated Term Loan Credit Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the assets of Holdings, MSI and the Subsidiary Guarantors, including:

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

The Restated Term Loan Credit Facility contains a number of negative covenants that are substantially similar to, but more restrictive in certain respects than, those governing the 2020 Senior Subordinated Notes (as defined below), as well as certain other customary representations and warranties, affirmative and negative covenants and events of default. As of January 30, 2016, MSI was in compliance with all covenants.

5.875% Senior Subordinated Notes due 2020

On December 19, 2013, MSI issued $260.0 million in principal amount of 5.875% senior subordinated notes maturing in 2020 (“2020 Senior Subordinated Notes”). Interest is payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2014. MSI used the net proceeds of these notes to redeem the outstanding 11.375%

senior subordinated notes due November 1, 2016, to pay the applicable redemption premium and unpaid interest and to pay other related costs.

On June 16, 2014, MSI issued an additional $250.0 million of the 2020 Senior Subordinated Notes at 102% of face value, resulting in an effective interest rate of 5.76%. The net proceeds from this borrowing, and the $850.0 million Additional Term Loan, were used to fully redeem the outstanding 2018 Senior Notes and to pay the applicable make-whole premium and accrued interest.

The 2020 Senior Subordinated Notes are guaranteed, jointly and severally, fully and unconditionally, on an unsecured senior subordinated basis, by each of MSI’s subsidiaries that guarantee indebtedness under the Restated Revolving Credit Facility and the Restated Term Loan Credit Facility (collectively defined as the “Senior Secured Credit Facilities”). We are in the process of joining certain of our subsidiaries acquired in the Lamrite transaction as Subsidiary Guarantors under the 2020 Senior Subordinated Notes Indenture (as defined below).

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

On and after December 15, 2016, MSI may redeem all or part of the 2020 Senior Subordinated Notes, upon notice, at the redemption prices (expressed as percentages of the principal amount of the 2020 Senior Subordinated Notes to be redeemed) set forth below, plus any unpaid interest thereon to the applicable date of redemption, if redeemed during the twelve-month period beginning on December 15 of each of the years indicated below:

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

Upon a change in control, MSI is required to offer to purchase all of the 2020 Senior Subordinated Notes at a price in cash equal to 101% of the aggregate principal amount, plus any unpaid interest. The 2020 Senior Subordinated Indenture contains covenants limiting MSI’s ability, and the ability of MSI’s restricted subsidiaries, to incur or guarantee additional debt, prepay debt that is subordinated to the 2020 Senior Subordinated Notes, issue stock of subsidiaries, make certain investments, loans, advances and acquisitions, create liens on MSI’s and such subsidiaries’ assets to secure debt, enter into transactions with affiliates, merge or consolidate with another company; and sell or otherwise transfer assets. The covenants also limit MSI’s ability, and the ability of MSI’s restricted subsidiaries, to pay dividends or distributions on MSI’s capital stock or repurchase MSI’s capital stock, subject to certain exceptions, including dividends, distributions and repurchases up to an amount in excess of (i) $100.0 million plus (ii) a basket that builds based on 50% of MSI’s consolidated net income (as defined in the 2020 Senior Subordinated Indenture) and certain other amounts, in each case, to the extent such payment capacity is not applied as otherwise permitted under the 2020 Senior Subordinated Indenture and subject to certain conditions. As of January 30, 2016, the permitted restricted payment amount was $268.6 million.  As of January 30, 2016, MSI was in compliance with all covenants.

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

The Restated Revolving Credit Facility provides for senior secured financing of up to $650.0 million, subject to a borrowing base, and matures on September 17, 2017 (“ABL Maturity Date”). The borrowing base under the Restated Revolving Credit Facility equals the sum of (i) 90% of eligible credit card receivables and debit card receivables, plus (ii) 90% of the appraised net orderly liquidation value of eligible inventory, plus (iii) the lesser of (a) 90% of the appraised net orderly liquidation value of inventory supported by eligible letters of credit and (b) 90% of the face amount of eligible letters of credit, minus (iv) certain reserves.

As of January 30, 2016 and January 31, 2015, the borrowing base was $650.0 million, of which MSI had availability of $586.8 million and $587.6 million, respectively. Borrowing capacity is available for letters of credit and borrowings on same-day notice. Outstanding standby letters of credit as of January 30, 2016 totaled $63.2 million.

The Restated Revolving Credit Facility also provides MSI with the right to request up to $200.0 million of additional commitments. The lenders will not be under any obligation to provide any such additional commitments, and any increase in commitments is subject to customary conditions. If we were to request additional commitments, and the lenders were to agree to provide such commitments, the facility size could be increased up to $850.0 million, however, MSI’s ability to borrow would still be limited by the borrowing base.

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

All obligations under the Restated Revolving Credit Facility are unconditionally guaranteed, jointly and severally, by Holdings and all of MSI’s existing domestic material subsidiaries and are required to be guaranteed by the Subsidiary Guarantors. We are in the process of joining certain of our subsidiaries acquired in the Lamrite transaction as Subsidiary Gurantors under the Restated Revolving Credit Facility. All obligations under the Restated Revolving Credit Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the assets of Holdings, MSI and the Subsidiary Guarantors, including:

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

If, at any time, the aggregate amount of outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the Restated Revolving Credit Facility exceeds the lesser of (i) the commitment amount and (ii) the borrowing base (the “Loan Cap”), MSI will be required to repay outstanding loans and cash collateralized letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount. If excess availability under the Restated Revolving Credit Facility is less than (i) 12.5% of the Loan Cap for five consecutive business days, or (ii) $65.0 million at any time, or if certain events of default have occurred, MSI will be required to repay outstanding loans and cash collateralized letters of credit with the cash MSI is required to deposit daily in a collection account maintained with the agent under the Restated Revolving Credit Facility. Excess availability under the Restated Revolving Credit Facility means the lesser of the Loan Cap minus the outstanding credit extensions. MSI may voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans at any time without premium or penalty, other than customary breakage costs with respect to LIBOR loans. There is no scheduled amortization under the Restated Revolving Credit Facility. The principal amount of the loans outstanding is due and payable in full on the ABL Maturity Date.

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

From the time when MSI has excess availability less than the greater of (a) 10% of the Loan Cap and (b) $50.0 million, until the time when MSI has excess availability greater than the greater of (a) 10% of the Loan Cap and (b) $50.0 million for 30 consecutive days, the Restated Revolving Credit Facility will require MSI to maintain a consolidated fixed charge coverage ratio of at least 1.0 to 1.0. The Restated Revolving Credit Facility also contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default (including change of control and cross-default to material indebtedness).

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

PIK Toggle Notes

On July 29, 2013, Michaels FinCo Holdings, LLC (“FinCo Holdings”) and Michaels FinCo, Inc. (“FinCo Inc.”) issued $800.0 million aggregate principal amount of PIK Notes in a private transaction. Interest was payable semi-annually on February 1 and August 1 of each year until maturity on August 1, 2018. The proceeds from the debt issuance totaled $782.4 million, after deducting the debt issuance costs. FinCo Holdings distributed the net proceeds to the Company which were used to fund a cash dividend, distribution and other payments to the Company's equity and equity-award holders and to pay related costs.

On July 2, 2014, the Company completed an IPO and received net proceeds totaling $445.7 million.  The net proceeds were used to redeem $439.1 million of the outstanding PIK Notes and to pay other expenses of the offering. The aggregate redemption price (including redemption premium and any unpaid interest) was $473.5 million. On December 10, 2014, the Company redeemed $180.0 million of the PIK Notes for an aggregate redemption price (including redemption premium and any unpaid interest) of $188.4 million.

On May 6, 2015, the Company redeemed the remaining $180.9 million of the PIK Notes for an aggregate redemption price (including redemption premium and any unpaid interest) of $188.0 million. This final payment retired the PIK Notes and discharged the obligations under the indenture governing the PIK Notes.

7.75% Senior Notes due 2018

On October 21, 2010, MSI issued $800.0 million aggregate principal amount of 7.75% senior notes that matured on November 1, 2018 (“Senior Notes”) at a discounted price of 99.262% of face value, resulting in an effective interest rate of 7.875%. Interest was payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2011. On September 27, 2012, MSI issued an additional $200.0 million aggregate principal amount (the “Additional Senior Notes” and, together with the Senior Notes, the “2018 Senior Notes”) of Senior Notes under the indenture (the “2018 Senior Indenture”).  The Additional Senior Notes were issued at a premium of 106.25% of face value, resulting in an effective interest rate of 6.50%. On July 16, 2014 and August 1, 2014, we redeemed the 2018 Senior Notes in the aggregate principal amounts of $235.0 million and $765.0 million, respectively, plus the applicable make-whole premium and accrued interest, and the 2018 Senior Indenture was discharged.

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

Contractual Obligations

As of January 30, 2016, our contractual obligations were as follows (in thousands):

	Payments Due By Fiscal Year
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Total debt (1)	$2,792,150	$24,900	$49,800	$2,717,450	$—
Operating lease commitments (2)	1,958,997	400,096	663,331	437,466	458,104
Interest payments (3)	496,288	120,051	232,934	143,303	—
Other commitments (4)	101,683	87,118	14,037	528	—
	$5,349,118	$632,165	$960,102	$3,298,747	$458,104

(1)

Total debt includes only principal payments owed on 2020 Senior Subordinated Notes and Restated Term Loan Credit Facility.  The amounts shown above do not include unamortized premium/discount and deferred debt issuance costs reflected in the Company’s consolidated balance sheets since those excluded amounts do not represent contractual obligations.

(2)

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

(3)

Debt associated with our Restated Term Loan Credit Facility was $2,282.2 million at January 30, 2016, and is subject to variable interest rates. The amounts included in interest payments in the table for the Restated Term Loan Credit Facility were based on the indexed interest rate in effect at January 30, 2016. Debt associated with the 2020 Senior Subordinated Notes was $510.0 million at January 30, 2016, and was subject to fixed interest rates. We had no outstanding borrowings under our Restated Revolving Credit Facility at January 30, 2016. Under our Restated Revolving Credit Facility, we are required to pay a commitment fee of 0.375% per year on the unutilized commitments, subject to an adjustment each fiscal quarter. The amounts included in interest payments for the Restated Revolving Credit Facility were based on these annual commitment fees.

(4)

Other commitments include trade letters of credit and service contract obligations. Our service contract obligations were calculated based on the time period remaining in the contract or to the earliest possible date of termination, if permitted to be terminated by Michaels upon notice, whichever is shorter.

Non-GAAP Measures

The following table sets forth certain non-GAAP measures the Company uses to manage our performance and measure compliance with certain debt covenants. The Company defines “EBITDA (excluding losses on early extinguishments of debt and refinancing costs)” as net income before interest, income taxes, depreciation, amortization and losses on early extinguishments of debt and refinancing costs. The Company defines “Adjusted EBITDA” as EBITDA (excluding losses on early extinguishments of debt and refinancing costs) adjusted for certain defined amounts in accordance with the Company’s Restated Term Loan Credit Facility and Restated Revolving Credit Facility (collectively, the “Adjustments”).

The Company has presented EBITDA (excluding losses on early extinguishments of debt and refinancing costs) and Adjusted EBITDA to provide investors with additional information to evaluate our operating performance and our ability to service our debt.  Adjusted EBITDA is a required calculation under the Company’s Senior Secured Credit Facilities. As it relates to the Senior Secured Credit Facilities, Adjusted EBITDA is used in the calculations of fixed charge coverage and leverage ratios, which, under certain circumstances determine mandatory repayments or maintenance covenants and may restrict the Company’s ability to make certain payments (characterized as restricted payments), investments (including acquisitions) and debt repayments.

As EBITDA (excluding losses on early extinguishments of debt and refinancing costs) and Adjusted EBITDA are not measures of operating performance or liquidity calculated in accordance with U.S. generally accepted accounting principles (“GAAP”), these measures should not be considered in isolation of, or as a substitute for, net income, as an indicator of operating performance, or net cash provided by operating activities as an indicator of liquidity.  Our computation of EBITDA (excluding losses on early extinguishments of debt and refinancing costs) and Adjusted EBITDA may differ from similarly titled measures used by other companies.

The following table shows a reconciliation of EBITDA (excluding losses on early extinguishments of debt and refinancing costs) and Adjusted EBITDA to net income and net cash provided by operating activities (in thousands):

	Fiscal Year
	2015	2014	2013
Net cash provided by operating activities	$504,047	$441,997	$448,989
Depreciation and amortization	(114,756)	(110,858)	(105,939)
Share-based compensation	(15,064)	(19,387)	(34,262)
Debt issuance costs amortization	(8,467)	(10,333)	(10,195)
Accretion of long-term debt, net	150	516	1,310
Deferred income taxes	(8,611)	(15,282)	4,030
Losses on early extinguishments of debt and refinancing costs	(8,485)	(74,312)	(14,420)
Gains (losses) on disposition of property and equipment	25	(3,995)	156
Excess tax benefits from share-based compensation	14,507	5,081	13
Other	—	—	(545)
Changes in assets and liabilities	(434)	3,968	(45,707)
Net income	362,912	217,395	243,430
Interest expense	139,405	198,409	214,497
Provision for income taxes	209,208	133,639	135,905
Depreciation and amortization	114,756	110,858	105,939
Losses on early extinguishments of debt and refinancing costs	8,485	74,312	14,420
Interest income	(615)	(363)	(278)
EBITDA (excluding losses on early extinguishments of debt and refinancing costs)	834,151	734,250	713,913
Adjustments:
Share-based compensation	15,064	19,387	34,262
Management fees to Sponsors and others	—	35,682	13,695
Transition costs	—	230	1,510
Severance costs	2,733	4,123	5,345
Store pre-opening costs	4,858	5,172	4,798
Store remodel costs	4,554	3,886	7,100
Foreign currency transaction losses	579	2,757	1,777
Store closing costs	(104)	1,931	5,050
IPO costs	—	2,134	—
Other (1)	4,336	3,267	4,886
Adjusted EBITDA	$866,171	$812,819	$792,336

(1)	Other adjustments primarily relate to items such as moving and relocation expenses, the Lamrite acquisition, franchise taxes, sign on bonuses and certain legal expenses.

Critical Accounting Policies and Estimates

We have prepared our consolidated financial statements in conformity with U.S. GAAP. These consolidated financial statements include some amounts that are based on our informed judgments and estimates. Our significant accounting policies are discussed in Note 1 to the consolidated financial statements. Our critical accounting policies represent those policies that are subject to judgments and uncertainties. The following discussion addresses our most critical accounting policies, which are those that are both important to the portrayal of our financial condition and results of operations and that require significant judgment or use of complex estimates.

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

We utilize perpetual inventory records to value inventory in our stores. Physical inventory counts are performed in a significant number of stores during each fiscal quarter by a third-party inventory counting service, with substantially all stores open longer than one year subject to at least one count each fiscal year. We adjust our perpetual records based on the results of the physical counts. We maintain a provision for estimated shrinkage based on the actual historical results of our physical inventories. We compare our estimates to the actual results of the physical inventory counts as they are taken and adjust the shrink estimates accordingly. A 10% change in our estimated shrinkage reserve would have affected net income by $0.9 million for fiscal 2015. We also evaluate our merchandise to ensure that the expected net realizable value of the merchandise held at the end of a fiscal period exceeds cost.  In the event that the expected net realizable value is less than cost, we reduce the value of that inventory accordingly. A 10% change in our inventory valuation reserve would have affected net income by $0.7 million in fiscal 2015.

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

Factors used in the valuation of goodwill include, but are not limited to, management’s plans for future operations, recent operating results and discounted projected future cash flows. Material assumptions used in our impairment analysis include the weighted-average cost of capital, terminal growth rate and forecasted long-term sales growth. During fiscal 2015 and fiscal 2014, there was no impairment charge taken on our goodwill.

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

Our initial indicator that store assets are considered to be recoverable is that the estimated undiscounted cash flows for the remaining lease term, assuming zero growth over current year store performance, exceed the carrying value of the assets. This evaluation is performed on stores open longer than 12 months (unless significant impairment indicators exist). Any stores that do not meet the initial criteria are further evaluated taking into consideration the estimated undiscounted store-specific cash flows for the remaining lease term compared to the carrying value of the assets. To estimate store-specific future cash flows, management must make assumptions about key store variables, including sales, growth rate, gross margin, payroll and other controllable expenses. Furthermore, management considers other factors when evaluating stores for impairment, including the individual store’s execution of its operating plan and other local market conditions. If actual results differ from these estimates, we may be exposed to additional impairment losses that may be material.

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

Self-Insurance. We have insurance coverage for losses in excess of self-insurance limits for medical claims, general liability and workers’ compensation claims. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet dates. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity or frequency of claims, medical cost inflation, or fluctuations in premiums differ from our estimates, our results of operations could be impacted. A 10% change in our self-insurance reserves would have affected net income by $4.0 million in fiscal 2015.

Share-Based Compensation. ASC 718, Stock Compensation (“ASC 718”) requires all share-based payments to employees, including grants of employee stock options and restricted shares, to be recognized using the fair value method of accounting.  During fiscal 2015, fiscal 2014 and the last quarter of fiscal 2013, the Company measured share-based compensation using the grant date fair value accounting guidance of ASC 718.  During the first three quarters of fiscal 2013, the Company determined its employee stock options should be recorded under the liability accounting guidance of ASC 718.  As such, we measured share-based compensation based on either the grant date fair value of the equity awards or the fair value of our option awards at the end of the period.  Share-based awards are recognized ratably over the requisite service period.

All grants of our stock options have an exercise price equal to or greater than the fair market value of our common stock on the date of grant. Because we were privately held prior to June 27, 2014 and there was no public market for the common stock, the fair value of our equity was estimated by our management, relying in part on an independent appraisal of the fair market value by a third-party valuation firm, and approved by our Board at the time option grants were awarded.  For fiscal 2013 through the second quarter of fiscal 2014, valuations completed relied on projections of our future performance, estimates of our weighted-average cost of capital, and metrics based on the performance of a peer group of similar companies, including valuation multiples and stock price volatility. Following our IPO, the exercise price of stock options are based on the closing market price of our common stock on the grant date.

The following table details information on stock options granted by quarter for fiscal 2015:

	Number
	of options		Fair value of	Fair value of
	granted	Exercise	common stock	option
Quarter end date	(in thousands)	price	at grant	at grant
May 2, 2015	188	$28.61	$28.61	$6.80
August 1, 2015	77	28.25	28.25	6.72
October 31, 2015	1,330	23.10	23.10	5.86
January 30, 2016	80	22.30	22.30	5.96

Other assumptions used in the option value models for estimating the fair value of stock option awards include expected volatility of our common stock share price, expected terms of the options, expected dividends and historical risk-free rates. The expected volatility rate is based on our historical volatility as well as historical and implied volatilities from the exchange-traded options on the common stock of a peer group of companies. We utilize historical exercise and post-vesting employment behavior to estimate the expected terms of the options and assume a zero dividend rate. The risk-free interest rate is based on the yields of U.S. Treasury instruments with approximately the same term as the expected life of the stock option award. Our forfeiture assumptions are estimated based on historical experience and anticipated events. We update our assumptions quarterly based on historical trends and current market observations.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Risk

We are exposed to fluctuations in exchange rates between the U.S. and Canadian dollar, which is the functional currency of our Canadian subsidiaries. Our sales, costs and expenses of our Canadian subsidiaries, when translated into U.S. dollars, can fluctuate due to exchange rate movement. As of January 30, 2016, a 10% increase or decrease in the exchange rate of the Canadian dollar would increase or decrease net income by approximately $4 million for fiscal 2015.

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our Restated Term Loan Credit Facility and our Restated Revolving Credit Facility. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt” for further detail. The interest rates on our Restated Term Loan Credit Facility and our Restated Revolving Credit Facility will reprice periodically, which will impact our earnings and cash flow. The interest rate on our 2020 Senior Subordinated Notes is fixed.  Based on our overall interest rate exposure to variable rate debt outstanding as of January 30, 2016, a 1% change in interest rates would increase or decrease income before income taxes by $22.8 million. A 1% change in interest rates would impact the fair value of our long-term fixed rate debt by $13.0 million.  A change in interest rates would not materially affect the fair value of our variable rate debt as the debt reprices periodically.

Inflation Risk

We do not believe inflation and changing commodity prices have had a material impact on our net sales, income from continuing operations, plans for expansion or other capital expenditures for any year during the three-year period ended January 30, 2016. However, we cannot be sure inflation and changing commodity prices will not have an adverse impact on our operating results, financial condition, plans for expansion or other capital expenditures in future periods.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the Index to Consolidated Financial Statements and Supplementary Data on page F-1. The Consolidated Financial Statements and Supplementary Data are included on pages F-2 through F-35 and are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES.

Included in this Annual Report on Form 10-K are certifications by our Chief Executive Officer and our Chief Financial Officer, which are required in accordance with Rule 15d-14 of the Securities Exchange Act of 1934, as amended. This section includes information concerning the controls and controls evaluation referred to in the certifications.  Page F-2 of this Report includes the attestation report of Ernst & Young LLP, our independent registered public accounting firm, regarding its audit of the effectiveness of our internal control over financial reporting.  This section should be read in conjunction with the Ernst & Young LLP attestation for a complete understanding of this section.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended January 30, 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of January 30, 2016.  Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control—Integrated Framework (2013).  Management’s assessment included the evaluation of such elements as the design and operating effectiveness of financial reporting controls, process documentation, accounting policies and the overall control environment.  This assessment is supported by testing and monitoring performed or supervised by our Internal Audit organization.

Based on management’s assessment, management has concluded that the Company’s internal control over financial reporting was effective as of January 30, 2016.  The independent registered public accounting firm, Ernst & Young LLP, issued an attestation report on the effectiveness of our internal control over financial reporting. The Ernst & Young LLP report is included on Page F-2 of this Annual Report on Form 10-K.

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

THE MICHAELS COMPANIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

The Michaels Companies, Inc.

We have audited The Michaels Companies, Inc.’s (the Company) internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Michaels Companies, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting (see Item 9A). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, The Michaels Companies, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 30, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of January 30, 2016 and January 31, 2015 and the related consolidated statements of comprehensive income, stockholders’ deficit and cash flows for the three years in the period ended January 30, 2016 and our report dated March 17, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Dallas, TX
March 17, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

The Michaels Companies, Inc.

We have audited the accompanying consolidated balance sheets of The Michaels Companies, Inc. (the Company) as of January 30, 2016 and January 31, 2015 and the related consolidated statements of comprehensive income, stockholders’ deficit and cash flows for each of the three years in the period ended January 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Michaels Companies, Inc. at January 30, 2016 and January 31,2015 and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 30, 2016, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted ASU 2015-17 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” and ASU 2015-03 “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Michaels Companies, Inc.’s internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 17, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Dallas, TX
March 17, 2016

THE MICHAELS COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

	Fiscal Year
	2015	2014	2013
Net sales	$4,912,782	$4,738,144	$4,569,792
Cost of sales and occupancy expense	2,944,431	2,836,965	2,747,630
Gross profit	1,968,351	1,901,179	1,822,162
Selling, general and administrative	1,242,961	1,233,901	1,193,282
Related party expenses	—	35,682	13,695
Store pre-opening costs	4,786	5,067	4,783
Operating income	720,604	626,529	610,402
Interest expense	139,405	198,409	214,497
Losses on early extinguishments of debt and refinancing costs	8,485	74,312	14,420
Other expense, net	594	2,774	2,150
Income before income taxes	572,120	351,034	379,335
Provision for income taxes	209,208	133,639	135,905
Net income	$362,912	$217,395	$243,430

Other comprehensive income, net of tax:
Foreign currency translation adjustment and other	(10,251)	(12,003)	(6,239)
Comprehensive income	$352,661	$205,392	$237,191

Earnings per common share:
Basic	$1.75	$1.07	$1.39
Diluted	$1.72	$1.05	$1.36
Weighted-average common shares outstanding:
Basic	206,845	203,229	174,797
Diluted	209,346	207,101	178,628

See accompanying notes to consolidated financial statements.

THE MICHAELS COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	January 30,	January 31,
ASSETS	2016	2015
Current Assets:
Cash and equivalents	$409,391	$378,295
Merchandise inventories	1,002,607	958,171
Prepaid expenses and other	86,484	84,894
Income tax receivables	1,231	2,418
Total current assets	1,499,713	1,423,778
Property and equipment, net	378,507	386,372
Goodwill	94,290	94,290
Deferred income taxes	40,399	49,010
Other assets	10,368	7,658
Total assets	$2,023,277	$1,961,108

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$457,704	$447,165
Accrued liabilities and other	377,606	391,997
Current portion of long-term debt	24,900	24,900
Income taxes payable	44,640	25,570
Total current liabilities	904,850	889,632
Long-term debt	2,744,942	3,089,781
Other liabilities	97,580	93,220
Total liabilities	3,747,372	4,072,633

Commitments and contingencies

Stockholders’ Deficit:
Common stock, $0.06775 par value, 350,000 shares authorized; 208,996 shares issued and outstanding at January 30, 2016 and 205,803 shares issued and outstanding at January 31, 2015	13,979	13,799
Additional paid-in-capital	592,420	557,831
Accumulated deficit	(2,308,438)	(2,671,350)
Accumulated other comprehensive loss	(22,056)	(11,805)
Total stockholders’ deficit	(1,724,095)	(2,111,525)
Total liabilities and stockholders’ deficit	$2,023,277	$1,961,108

See accompanying notes to consolidated financial statements.

THE MICHAELS COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year
	2015	2014	2013
Cash flows from operating activities:
Net income	$362,912	$217,395	$243,430
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	114,756	110,858	105,939
Share-based compensation	15,064	19,387	34,262
Debt issuance costs amortization	8,467	10,333	10,195
Accretion of long-term debt, net	(150)	(516)	(1,310)
Deferred income taxes	8,611	15,282	(4,030)
Losses on early extinguishments of debt and refinancing costs	8,485	74,312	14,420
(Gains) losses on disposition of property and equipment	(25)	3,995	(156)
Excess tax benefits from share-based compensation	(14,507)	(5,081)	(13)
Other	—	—	545
Changes in assets and liabilities:
Merchandise inventories	(44,213)	(60,343)	(37,799)
Prepaid expenses and other	(1,150)	10,613	(9,051)
Other assets	(34)	(324)	1,016
Accounts payable	24,217	76,710	101,829
Accrued interest	1,852	(45,647)	22,703
Accrued liabilities and other	(23,530)	14,294	(29,543)
Income taxes	44,941	1,006	(6,900)
Other liabilities	(1,649)	(277)	3,452
Net cash provided by operating activities	504,047	441,997	448,989

Cash flows from investing activities:
Additions to property and equipment	(123,920)	(137,780)	(112,156)
Purchase of long-term investment	(5,000)	—	—
Net cash used in investing activities	(128,920)	(137,780)	(112,156)

Cash flows from financing activities:
Issuance of PIK Notes	—	—	800,000
Payment of PIK Notes	(184,467)	(627,142)	—
Borrowings on restated revolving credit facility	45,047	23,000	388,902
Payments on restated revolving credit facility	(45,047)	(23,000)	(390,116)
Borrowings on restated term loan credit facility	—	845,750	—
Payments on restated term loan credit facility	(174,900)	(20,650)	(12,300)
Payment of 2018 senior notes	—	(1,057,239)	—
Issuance of 2020 senior subordinated notes	—	255,000	260,000
Payment of 2016 senior subordinated notes	—	—	(402,908)
Issuance of common stock	—	445,660	—
Payment of debt issuance costs	—	(12,363)	(21,270)
Payment of dividends	(492)	(530)	(766,198)
Change in cash overdraft	643	(2,075)	(4,655)
Proceeds from stock options exercised	22,655	27,211	5,668
Common stock repurchased	(21,977)	(21,557)	(8,054)
Excess tax benefits from share-based compensation	14,507	5,081	13
Other financing activities	—	(1,932)	(3,012)
Net cash used in financing activities	(344,031)	(164,786)	(153,930)

Net change in cash and equivalents	31,096	139,431	182,903
Cash and equivalents at beginning of period	378,295	238,864	55,961
Cash and equivalents at end of period	$409,391	$378,295	$238,864

See accompanying notes to consolidated financial statements.

THE MICHAELS COMPANIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three Years Ended January 30, 2016

(in thousands)

					Accumulated
			Additional		Other
	Number of	Common	Paid-in	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	Income (Loss)	Total
Balance at February 2, 2013	174,780	$11,841	$36,772	$(2,359,011)	$6,437	$(2,303,961)
Net income	—	—	—	243,430	—	243,430
Dividend declared	—	—	—	(768,928)	—	(768,928)
Foreign currency translation and other	—	—	(5,533)	(819)	(6,239)	(12,591)
Reclass from share-based compensation liability	—	—	49,066	—	—	49,066
Exercise of stock options	4,006	266	5,402	—	—	5,668
Share-based compensation	—	—	13,088	—	—	13,088
Repurchase of stock	(3,777)	(218)	(4,419)	(3,417)	—	(8,054)
Issuance of stock	15	—	—	—		—
Balance at February 1, 2014	175,024	11,889	94,376	(2,888,745)	198	(2,782,282)
Net income	—	—	—	217,395	—	217,395
Foreign currency translation and other	—	—	—	—	(12,003)	(12,003)
Share-based compensation	—	—	15,983	—	—	15,983
Exercise of stock options and other awards	3,221	218	26,993	—	—	27,211
Repurchase of stock	(1,278)	(190)	(21,367)	—	—	(21,557)
Issuance of common stock in IPO	27,778	1,882	441,846	—	—	443,728
Issuance of restricted shares, net	1,058	—	—	—	—	—
Balance at January 31, 2015	205,803	13,799	557,831	(2,671,350)	(11,805)	(2,111,525)
Net income	—	—	—	362,912	—	362,912
Foreign currency translation and other	—	—	—	—	(10,251)	(10,251)
Share-based compensation	—	—	15,502	—	—	15,502
Exercise of stock options and other awards	3,447	233	41,011	—	—	41,244
Repurchase of stock	(1,055)	(53)	(21,924)	—	—	(21,977)
Issuance of restricted shares, net	801	—	—	—	—	—
Balance at January 30, 2016	208,996	$13,979	$592,420	$(2,308,438)	$(22,056)	$(1,724,095)

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

Michaels Stores, Inc. (“MSI”) is headquartered in Irving, Texas and was incorporated in the state of Delaware in 1983. In July 2013, MSI was reorganized into a holding company structure and The Michaels Companies, Inc. (the “Company”) was incorporated in Delaware in connection with the reorganization. In July 2014, we completed an initial public offering (“IPO”) in which we issued and sold 27.8 million shares of common stock at a public offering price of $17.00 per share, resulting in net proceeds of $445.7 million.

Fiscal Year

We report on the basis of a 52-week or 53-week fiscal year, which ends on the Saturday closest to January 31. All references to fiscal year mean the year in which that fiscal year began. References to “fiscal 2015” relate to the 52 weeks ended January 30, 2016, references to “fiscal 2014” relate to the 52 weeks ended January 31, 2015 and references to “fiscal 2013” relate to the 52 weeks ended February 1, 2014.

Preferred Shares

The Company’s Board of Directors has authorized the issuance of 50.0 million shares of preferred stock under The Michaels Companies, Inc. Certificate of Incorporation. No preferred shares have been issued as of January 30, 2016.

Share Repurchase Program

In March 2016, the Board of Directors authorized the Company to purchase $200.0 million of the Company’s common stock on the open market. The share repurchase program does not have an expiration date, and the timing and number of repurchase transactions under the program will depend on market conditions, corporate considerations, debt agreements and regulatory requirements.

Foreign Currency

The functional currency of our Canadian operations is the Canadian dollar. Translation adjustments result from translating our Canadian subsidiaries’ financial statements into U.S. dollars. Balance sheet accounts are translated at exchange rates in effect at the balance sheet date. Income statement accounts are translated at average exchange rates during the year. Translation adjustments are recorded as a component of accumulated other comprehensive income in our consolidated statements of stockholders’ deficit. The translation adjustments recorded in accumulated other comprehensive loss, net of taxes, was a loss of $10.3 million, $12.0 million and $6.2 million in fiscal 2015, fiscal 2014 and fiscal 2013, respectively.  Transaction gains and losses are recorded as a part of other expense, net in our consolidated statements of comprehensive income and were immaterial in fiscal 2015, fiscal 2014 and fiscal 2013.

Cash and Equivalents

Cash and equivalents are comprised of cash, money market mutual funds, and short-term interest bearing securities with original maturities of three months or less.  Cash and equivalents also include proceeds due from credit card transactions with settlement terms of less than five days. The carrying amount of cash equivalents approximates fair value due to the short-term maturity of those instruments.

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

Vendor allowances, which primarily represent volume rebates and cooperative advertising funds, are recorded as a reduction to the cost of the merchandise inventories and a subsequent reduction in cost of sales when the inventory is sold. We generally earn vendor allowances as a percentage of certain merchandise purchases with no minimum purchase requirements. We recognized vendor allowances of $82.3 million, or 1.7% of net sales, in fiscal 2015, $91.8 million, or 1.9% of net sales, in fiscal 2014, and $102.4 million, or 2.2% of net sales, in fiscal 2013.

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

	Years
Buildings			30
Leasehold improvements (a)			10
Fixtures and equipment			8
Computer equipment			5
Capitalized software	1	-	5

(a) We amortize leasehold improvements over the lesser of the useful life of the asset or the remaining lease term of the underlying facility.

Capitalized Software Costs

We capitalize certain costs related to the acquisition and development of internal use software that is expected to benefit future periods. These costs are being amortized on a straight-line basis over the estimated useful life, which is generally five years. As of January 30, 2016 and January 31, 2015, we had unamortized capitalized software costs of $83.2 million and $87.1 million, respectively. These amounts are included in property and equipment, net in the consolidated balance sheets. Amortization expense related to capitalized software costs totaled $31.2 million, $40.5 million and $45.8 million in fiscal 2015, fiscal 2014 and fiscal 2013, respectively.

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

If, after assessing the totality of events or circumstances such as those described above, we determine that it is more likely than not that the fair value of our reporting unit is greater than its carrying amount, no further action is required. If we determine that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, we will compare the reporting unit’s carrying value to its estimated fair value, determined through estimated discounted future cash flows and market-based methodologies. If the carrying value exceeds the estimated fair value, we determine the fair value of all assets and liabilities of the reporting unit, including the implied fair value of goodwill. If the carrying value of goodwill exceeds the implied fair value, we recognize an impairment charge equal to the difference. There are assumptions and estimates underlying the determination of fair value and any resulting impairment loss. Significant changes in these assumptions, or another estimate using different, but still reasonable, assumptions could produce different results. During fiscal 2015 and fiscal 2014, there was no impairment charge required related to our goodwill.

Impairment of Long-Lived Assets

We evaluate long-lived assets, other than goodwill and assets with indefinite lives, for indicators of impairment whenever events or changes in circumstances indicate their carrying amounts may not be recoverable. Our evaluation compares the carrying value of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss would be recognized based on the estimated fair value of the assets. Our impairment analysis contains management assumptions about key variables including sales, growth rate, gross margin, payroll and other controllable expenses. If actual results differ from these estimates, we may be exposed to additional impairment losses that may be material. As a result of our impairment review, there were no material impairment charges recorded in fiscal 2015, fiscal 2014 and fiscal 2013.

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

The following is activity related to closed facilities (in thousands):

	Fiscal Year
	2015	2014	2013
Balance at beginning of fiscal year	$3,386	$4,598	$7,684
Additions charged to costs and expenses	1,946	1,931	5,050
Payment of rental obligations and other	(4,417)	(3,143)	(8,136)
Balance at end of fiscal year	$915	$3,386	$4,598

Self-Insurance

We have insurance coverage for losses in excess of self-insurance limits for medical claims, general liability and workers’ compensation claims. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet dates. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity or frequency of claims, medical cost inflation, or fluctuations in premiums differ from our estimates, our results of operations could be impacted.  In the event our insurance carriers are unable to pay claims submitted to them, we would record a liability for such estimated payments we expect to incur.

Revenue Recognition

Revenue from sales of our merchandise is recognized when the customer takes possession of the merchandise. Revenue is presented net of point-of-sale coupons, discounts and sales taxes collected. Sales related to custom framing are recognized when the order is picked up by the customer. We allow for merchandise to be returned under most circumstances up to 180 days after purchase and provide a reserve for estimated returns. We use historical customer return behavior to estimate our reserve requirements.

We record a gift card liability on the date we issue the gift card to the customer. We record revenue and reduce the gift card liability as the customer redeems the gift card or when the likelihood of redemption by the customer is remote (“gift card breakage”). We estimate gift card breakage based on customers’ historical redemption rates and patterns. If actual redemption patterns vary from the Company’s estimates or if regulations change, actual gift card breakage may differ from the amounts recorded. Gift card breakage income is recorded in net sales in the consolidated statements of comprehensive income over the period of estimated performance.

Costs of Sales and Occupancy Expense

The costs of merchandise sales are expensed as the merchandise is sold.  Included in our costs of sales are the following:

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

Rent is recognized on a straight-line basis, including consideration of rent holiday, tenant improvement allowances received from the landlords and applicable rent escalations over the term of the lease.  The commencement date of the lease term is the earlier of the date when we become legally obligated for the rent payments or the date when we take possession of the building for construction purposes.

Selling, General and Administrative

Included in selling, general and administrative (“SG&A”) are store personnel costs, store operating expenses, advertising, store depreciation and corporate overhead costs.  Advertising costs are expensed in the period in which the advertising first occurs. Advertising costs totaled $188.9 million, $185.0 million and $180.7 million in fiscal 2015, fiscal 2014 and fiscal 2013, respectively.

Store Pre-Opening Costs

We expense all start-up activity costs as incurred. Store pre-opening costs consist primarily of payroll-related costs incurred prior to the store opening.

Income Taxes

We record income tax expense using the liability method for taxes and are subject to income tax in many jurisdictions, including the U.S., various states and localities, and Canada. A tax liability or receivable is recognized for the estimated taxes payable or refundable on the tax returns for the current year and a deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

Share-Based Compensation

ASC 718, Stock Compensation (“ASC 718”), requires all share-based compensation to employees, including grants of employee stock options and restricted shares, to be recognized using the fair value method of accounting.  During fiscal 2015, fiscal 2014 and the last quarter of fiscal 2013, the Company measured share-based compensation using the grant date fair value accounting guidance of ASC 718.  During the first three quarters of fiscal 2013, the Company determined its employee stock options should be recorded under the liability accounting guidance of ASC 718.  As such, we measured share-based compensation based on either the grant date fair value of the equity awards or the fair value of our option awards at the end of the period.  Share-based awards are recognized ratably over the requisite service period.

Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassification

Certain prior year amounts have been reclassified in the accompanying consolidated financial statements to conform to our fiscal 2015 presentation, including the reclassification of current deferred income taxes to non-current deferred income taxes and the reclassification of certain unamortized debt issuance costs from non-current assets to a direct reduction of the related long-term debt obligation.

Accounting Pronouncements Recently Adopted

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”).  ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Amortization of the costs will continue to be reported as interest expense. In August 2015, the FASB issued ASU 2015-15 “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of Credit Arrangements”, which clarifies that the guidance in ASU 2015-03 does not apply to line-of-credit arrangements. Given the absence of the authoritative guidance in ASU 2015-03, the SEC will not object to an entity deferring and presenting debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted this guidance in the fourth quarter of fiscal 2015, which has been applied retrospectively. As a result of the adoption of this standard, at January 30, 2016 and January 31, 2015, unamortized debt issuance costs of $24.0 million and $34.6 million, respectively, are reported as a deduction from the related long-term debt obligations on the Company's consolidated balance sheets. Debt issuance costs associated with the Restated Revolving Credit Facility remain classified as an asset for all periods presented. The adoption of this standard did not have any other impact on the Company's consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” ("ASU 2015-11"), which requires that inventory that is measured using average cost be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. When evidence exists that the net realizable value of inventory is lower than its cost, the difference will be recognized as a loss in earnings in the period in which it occurs. This new guidance must be applied on a prospective basis. The Company adopted the provisions of ASU 2015-11 in the fourth quarter of fiscal 2015 and its adoption did not have a material impact on the Company's consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 requires that deferred tax liabilities and assets within each tax jurisdiction, including any related valuation allowance, be classified as noncurrent in the consolidated balance sheet. The Company early adopted ASU 2015-17 in the fourth quarter of fiscal 2015 on a retrospective basis, resulting in the reclassification of $38.3 million from current deferred tax assets to noncurrent deferred tax assets as of January 31, 2015.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. At adoption, this update will be applied using a modified retrospective approach. We are currently evaluating the impact that ASU 2016-02 will have on the consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, “Intangibles — Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”). ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU 2015-05 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. We have evaluated the new standard and it will not have a material impact to the consolidated financial statements once implemented.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”).  ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In July 2015, the FASB decided to delay the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The standard is to be applied retrospectively, with early application permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.   We are evaluating the new standard, but do not anticipate a material impact to the consolidated financial statements once implemented.

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

Impairment losses related to store-level property and equipment are calculated using significant unobservable inputs including the present value of future cash flows expected to be generated using a risk-adjusted weighted-average cost of capital and comparable store sales growth assumptions, and therefore are classified as a Level 3 measurement in the fair value hierarchy. As a result of our impairment review, there were no material impairment charges recorded in fiscal 2015, fiscal 2014 and fiscal 2013.

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates their estimated fair values due to the short maturities of these instruments.

The table below provides the carrying and fair values of our Restated Term Loan Credit Facility and our 2020 Senior Subordinated Notes (as defined in Note 5) as of January 30, 2016. The fair value of our Restated Term Loan Credit Facility and our 2020 Senior Subordinated Notes were determined based on quoted market prices which are considered Level 2 inputs within the fair value hierarchy.

	Notional	Fair
	Value	Value
	(in thousands)
Restated term loan credit facility	$2,282,150	$2,251,354
Senior subordinated notes	510,000	525,300

3. PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following (in thousands):

	January 30,	January 31,
	2016	2015
Buildings and leasehold improvements	$480,468	$450,982
Fixtures and equipment	907,457	879,033
Capitalized software	241,915	221,005
Construction in progress	31,394	28,426
	1,661,234	1,579,446
Less accumulated depreciation and amortization	(1,282,727)	(1,193,074)
	$378,507	$386,372

4. ACCRUED LIABILITIES AND OTHER

Accrued liabilities and other consists of the following (in thousands):

	January 30,	January 31,
	2016	2015
Accrued payroll	$119,124	$127,741
Self-insurance	65,716	70,793
Accrued interest	11,778	9,926
Property, sales and use taxes	56,594	60,076
Gift card liability	42,577	37,515
Accrued and straight-line rent	19,694	17,785
Other	62,123	68,161
	$377,606	$391,997

5. DEBT

Long-term debt consists of the following (in thousands):

		January 30,	January 31,
	Interest Rate	2016	2015
Restated term loan credit facility	Variable	$2,282,150	$2,457,050
Senior subordinated notes	5.875%	510,000	510,000
PIK notes	7.50% / 8.25%	—	180,850
Total debt		2,792,150	3,147,900
Less unamortized discount/premium and debt costs		(22,308)	(33,219)
Total debt, net		2,769,842	3,114,681
Less current portion		(24,900)	(24,900)
Long-term debt		$2,744,942	$3,089,781

The aggregate amount of scheduled maturities of debt for the next five years and thereafter is as follows (in thousands):

Fiscal Year	Amount
2016	$24,900
2017	24,900
2018	24,900
2019	2,207,450
2020	510,000
Total debt payments	2,792,150
Less unamortized discount/premium and debt costs	(22,308)
Total debt balance as of January 30, 2016	$2,769,842

As of January 30, 2016 and January 31, 2015, the weighted-average interest rate of the variable debt was 3.83%. Cash paid for interest totaled $129.3 million, $234.3 million and $182.8 million in fiscal 2015, fiscal 2014 and fiscal 2013, respectively.

As of January 30, 2016, gross debt issuance costs totaled $88.8 million. We amortize debt issuance costs using the straight-line method over the terms of the respective debt agreements (which range from five to seven years). Amortization expense related to debt issuance costs is recorded in interest expense in the accompanying consolidated statements of comprehensive income.  The straight-line method produces results materially consistent with the effective interest method. Our expected amortization expense related to the debt issuance costs for each of the next five years and thereafter is as follows (in thousands):

Fiscal Year	Amount
2016	$7,896
2017	7,143
2018	5,638
2019	5,638
2020	1,468
Total amortization expense	$27,783

Restated Term Loan Credit Facility

On October 31, 2006, MSI entered into a $2,400.0 million senior secured term loan facility (“Senior Secured Term Loan Facility”) with Deutsche Bank AG New York Branch (“Deutsche Bank”) and other lenders. On January 28, 2013, MSI entered into an amended and restated credit agreement maturing on January 28, 2020 (the “Amended Credit Agreement”) to amend various terms of our Senior Secured Term Loan Facility. The Amended Credit Agreement, together with the related security, guarantee and other agreements, is referred to as the “Restated Term Loan Credit Facility”.

On July 2, 2014, MSI issued an additional $850.0 million of debt under the Restated Term Loan Credit Facility maturing in 2020 (“Additional Term Loan”). The Additional Term Loan was issued at 99.5% of face value, resulting in an effective interest rate of 4.02%. The net proceeds from this borrowing and the issuance of an additional $250.0 million of the 5.875% senior subordinated notes were used to fully redeem the then outstanding 7.75% Senior Notes due 2018 (“2018 Senior Notes”) and to pay the applicable make-whole premium and accrued interest.

As of January 30, 2016, the Restated Term Loan Credit Facility provides for senior secured financing of $2,282.2 million.  MSI has the right under the Restated Term Loan Credit Facility to request additional term loans (a) in an aggregate amount of up to $500.0 million or (b) an amount of term loans requested by MSI so long as MSI’s consolidated secured debt ratio (as defined in the Restated Term Loan Credit Facility) is no more than 3.25 to 1.00 on a pro forma basis as of the last day of the most recently ended four quarter period.  The lenders under the Restated Term Loan Credit Facility will not be under any obligation to provide any such additional term loans and the incurrence of any additional term loans is subject to customary conditions precedent.

On December 28, 2015, MSI voluntarily prepaid $150.0 million in principal of the Additional Term Loan for an aggregate redemption price (including any unpaid interest) of $151.0 million.

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

All obligations under the Restated Term Loan Credit Facility are unconditionally guaranteed, jointly and severally, by Michaels Funding, Inc. (“Holdings”) and all of MSI’s existing domestic material subsidiaries and are required to be guaranteed by certain of MSI’s future domestic wholly-owned material subsidiaries (“the Subsidiary Guarantors”). We are in the process of joining certain of our subsidiaries acquired in the Lamrite West, Inc. transaction as Subsidiary Guarantors under the Restated Term Loan Credit Facility. All obligations under the Restated Term Loan Credit Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the assets of Holdings, MSI and the Subsidiary Guarantors, including:

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

The Restated Term Loan Credit Facility contains a number of negative covenants that are substantially similar to, but more restrictive in certain respects than, those governing the 2020 Senior Subordinated Notes (as defined below), as well as certain other customary representations and warranties, affirmative and negative covenants and events of default. As of January 30, 2016, MSI was in compliance with all covenants.

In accordance with ASC 470, Debt (“ASC 470”), MSI capitalized $14.5 million of debt issuance costs in fiscal 2014 related to the Additional Term Loan. The debt issuance costs are reflected as a deduction from the carrying value of debt in the consolidated balance sheets and are being amortized as interest expense over the life of the Restated Term Loan Credit Facility. As a result of the $150.0 million Additional Term Loan prepayment on December 28, 2015, MSI recorded a loss on early extinguishment of debt of $2.4 million, consisting of $1.9 million of unamortized debt issuance costs and $0.5 million of unamortized net discount. As of January 30, 2016, MSI is amortizing $44.3 million in debt issuance costs as interest expense over the life of the term loan. Debt issuance costs related to this facility are reflected as a deduction from the carrying value of debt in the consolidated balance sheets.

5.875% Senior Subordinated Notes due 2020

On December 19, 2013, MSI issued $260.0 million in principal amount of 5.875% senior subordinated notes maturing in 2020 (“2020 Senior Subordinated Notes”). Interest is payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2014. MSI used the net proceeds of these notes to redeem the outstanding 11.375% senior subordinated notes due November 1, 2016, to pay the applicable redemption premium and unpaid interest and to pay other related costs.

On June 16, 2014, MSI issued an additional $250.0 million of the 2020 Senior Subordinated Notes at 102% of face value, resulting in an effective interest rate of 5.76%. The net proceeds from this borrowing, and the $850.0 million Additional Term Loan, were used to fully redeem the outstanding 2018 Senior Notes and to pay the applicable make-whole premium and accrued interest.

The 2020 Senior Subordinated Notes are guaranteed, jointly and severally, fully and unconditionally, on an unsecured senior subordinated basis, by each of MSI’s subsidiaries that guarantee indebtedness under the Restated Revolving Credit Facility and the Restated Term Loan Credit Facility (collectively defined as the “Senior Secured Credit Facilities”). We are in the process of joining certain of our subsidiaries acquired in the Lamrite West, Inc. transaction as Subsidiary Guarantors under the 2020 Senior Subordinated Notes Indenture (as defined below).

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

On and after December 15, 2016, MSI may redeem all or part of the 2020 Senior Subordinated Notes, upon notice, at the redemption prices (expressed as percentages of the principal amount of the 2020 Senior Subordinated Notes to be redeemed) set forth below, plus any unpaid interest thereon to the applicable date of redemption, if redeemed during the twelve-month period beginning on December 15 of each of the years indicated below:

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

Upon a change in control, MSI is required to offer to purchase all of the 2020 Senior Subordinated Notes at a price in cash equal to 101% of the aggregate principal amount, plus any unpaid interest. The 2020 Senior Subordinated Indenture contains covenants limiting MSI’s ability, and the ability of MSI’s restricted subsidiaries, to incur or guarantee additional debt, prepay debt that is subordinated to the 2020 Senior Subordinated Notes, issue stock of subsidiaries, make certain investments, loans, advances and acquisitions, create liens on MSI’s and such subsidiaries’ assets to secure debt, enter into transactions with affiliates, merge or consolidate with another company; and sell or otherwise transfer assets. The covenants also limit MSI’s ability, and the ability of MSI’s restricted subsidiaries, to pay dividends or distributions on MSI’s capital stock or repurchase MSI’s capital stock, subject to certain exceptions, including dividends, distributions and repurchases up to an amount in excess of (i) $100.0 million plus (ii) a basket that builds based on 50% of MSI’s consolidated net income (as defined in the 2020 Senior Subordinated Indenture) and certain other amounts, in each case, to the extent such payment capacity is not applied as otherwise permitted under the 2020 Senior Subordinated Indenture and subject to certain conditions. As of January 30, 2016, the permitted restricted payment amount was $268.6 million.  As of January 30, 2016, MSI was in compliance with all covenants.

In accordance with ASC 470, MSI is amortizing $13.6 million in debt issuance costs, including $5.9 million capitalized in fiscal 2014, as interest expense over the life of the 2020 Senior Subordinated Notes. Debt issuance costs related to these notes are reflected as a deduction from the carrying value of debt in the consolidated balance sheets.

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

The Restated Revolving Credit Facility provides for senior secured financing of up to $650.0 million, subject to a borrowing base, and matures on September 17, 2017 (“ABL Maturity Date”). The borrowing base under the Restated Revolving Credit Facility equals the sum of (i) 90% of eligible credit card receivables and debit card receivables, plus (ii) 90% of the appraised net orderly liquidation value of eligible inventory, plus (iii) the lesser of (a) 90% of the appraised net orderly liquidation value of inventory supported by eligible letters of credit and (b) 90% of the face amount of eligible letters of credit, minus (iv) certain reserves.

As of January 30, 2016 and January 31, 2015, the borrowing base was $650.0 million, of which MSI had availability of $586.8 million and $587.6 million, respectively. Borrowing capacity is available for letters of credit and borrowings on same-day notice. Outstanding standby letters of credit as of January 30, 2016 totaled $63.2 million.

The Restated Revolving Credit Facility also provides MSI with the right to request up to $200.0 million of additional commitments. The lenders will not be under any obligation to provide any such additional commitments, and any increase in commitments is subject to customary conditions. If we were to request additional commitments, and the lenders were to agree to provide such commitments, the facility size could be increased up to $850.0 million, however, MSI’s ability to borrow would still be limited by the borrowing base.

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

All obligations under the Restated Revolving Credit Facility are unconditionally guaranteed, jointly and severally, by Holdings and all of MSI’s existing domestic material subsidiaries and are required to be guaranteed by the Subsidiary Guarantors. We are in the process of joining certain of our subsidiaries acquired in the Lamrite West, Inc. transaction as Subsidiary Gurantors under the Restated Revolving Credit Facility. All obligations under the Restated Revolving Credit Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the assets of Holdings, MSI and the Subsidiary Guarantors, including:

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

If, at any time, the aggregate amount of outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the Restated Revolving Credit Facility exceeds the lesser of (i) the commitment amount and (ii) the borrowing base (the “Loan Cap”), MSI will be required to repay outstanding loans and cash collateralized letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount. If excess availability under the Restated Revolving Credit Facility is less than (i) 12.5% of the Loan Cap for five consecutive business days, or (ii) $65.0 million at any time, or if certain events of default have occurred, MSI will be required to repay outstanding loans and cash collateralized letters of credit with the cash MSI is required to deposit daily in a collection account maintained with the agent under the Restated Revolving Credit Facility. Excess availability under the Restated Revolving Credit Facility means the lesser of the Loan Cap minus the outstanding credit extensions. MSI may voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans at any time without premium or penalty, other than customary breakage costs with respect to LIBOR loans. There is no scheduled amortization under the Restated Revolving Credit Facility. The principal amount of the loans outstanding is due and payable in full on the ABL Maturity Date.

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

From the time when MSI has excess availability less than the greater of (a) 10% of the Loan Cap and (b) $50.0 million, until the time when MSI has excess availability greater than the greater of (a) 10% of the Loan Cap and (b) $50.0 million for 30 consecutive days, the Restated Revolving Credit Facility will require MSI to maintain a consolidated fixed charge coverage ratio of at least 1.0 to 1.0. The Restated Revolving Credit Facility also contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default (including change of control and cross-default to material indebtedness).

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

In accordance with ASC 470, MSI is amortizing $30.9 million in debt issuance costs as interest expense over the life of the Restated Revolving Credit Facility. Debt issuance costs related to this facility are reflected as an asset within the consolidated balance sheets.

PIK Toggle Notes

On July 29, 2013, Michaels FinCo Holdings, LLC (“FinCo Holdings”) and Michaels FinCo, Inc. (“FinCo Inc.”) issued $800.0 million aggregate principal amount of 7.50%/8.25% PIK Toggle Notes due 2018 (“PIK Notes”) in a private transaction. Interest was payable semi-annually on February 1 and August 1 of each year until maturity on August 1, 2018. The proceeds from the debt issuance totaled $782.4 million, after deducting the debt issuance costs. FinCo Holdings distributed the net proceeds to the Company which were used to fund a cash dividend, distribution and other payments to the Company's equity and equity-award holders and to pay related costs.

On July 2, 2014, the Company completed an IPO and received net proceeds totaling $445.7 million.  The net proceeds were used to redeem $439.1 million of the outstanding PIK Notes and to pay other expenses of the offering. The aggregate redemption price (including redemption premium and any unpaid interest) was $473.5 million. On December 10, 2014, the Company redeemed $180.0 million of the PIK Notes for an aggregate redemption price (including redemption premium and any unpaid interest) of $188.4 million.

On May 6, 2015, the Company redeemed the remaining $180.9 million of the PIK Notes for an aggregate redemption price (including redemption premium and any unpaid interest) of $188.0 million. This final payment retired the PIK Notes and discharged the obligations under the indenture governing the PIK Notes.

In accordance with ASC 470, we recorded a loss on the early extinguishment of debt of $18.4 million related to the redemption of the PIK Notes in fiscal 2014. The $18.4 million loss consisted of an $8.0 million redemption premium and a $10.4 million charge to write off debt issuance costs. In addition, in fiscal 2015, the Company recorded $6.1 million of debt extinguishment costs, which consists of a $3.6 million redemption premium and $2.5 million of unamortized debt issuance costs.

7.75% Senior Notes due 2018

On October 21, 2010, MSI issued $800.0 million aggregate principal amount of 7.75% senior notes that matured on November 1, 2018 (“Senior Notes”) at a discounted price of 99.262% of face value, resulting in an effective interest rate of 7.875%. Interest was payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2011. On September 27, 2012, MSI issued an additional $200.0 million aggregate principal amount (the “Additional Senior Notes” and, together with the Senior Notes, the “2018 Senior Notes”) of Senior Notes under the indenture (the “2018 Senior Indenture”).  The Additional Senior Notes were issued at a premium of 106.25% of face value, resulting in an effective interest rate of 6.50%.  On July 16, 2014 and August 1, 2014, we redeemed the 2018 Senior Notes in the aggregate principal amounts of $235.0 million and $765.0 million, respectively, plus the applicable make-whole premium and accrued interest, and the 2018 Senior Indenture was discharged.

In accordance with ASC 470, we recorded a loss on the early extinguishment of debt of $55.9 million related to the redemption of the 2018 Senior Notes in fiscal 2014.  The $55.9 million loss consisted of $50.8 million of redemption premiums and $10.2 million to write off related debt issuance costs.  This loss was partially offset by a $5.1 million write-off of unamortized net premiums.

11.375% Senior Subordinated Notes due 2016

On October 31, 2006, MSI issued $400.0 million in principal amount of 11.375% senior subordinated notes due November 1, 2016 (the “2016 Senior Subordinated Notes”). Interest was payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 2007.

On February 27, 2013, MSI redeemed $137.0 million of the 2016 Senior Subordinated Notes at a redemption price equal to 103.792% for an aggregate redemption price (including the applicable redemption premium and any unpaid interest) of $147.2 million.  On January 21, 2014, MSI redeemed the remaining $255.9 million of 2016 Senior Subordinated Notes at a redemption price equal to 101.896%, or a total of $260.7 million. Accordingly, MSI’s obligations under the 2016 Senior Subordinated Notes Indenture were discharged. In accordance with ASC 470, MSI recorded a loss on the early extinguishment of debt in fiscal 2013 of $14.4 million related to the redemption of our 2016 Senior Subordinated Notes. The $14.4 million loss was comprised of an $8.5 million redemption premium and $5.9 million to write off related debt issuance and other costs.

6. LEASES

We operate stores and use distribution centers, office facilities and equipment that are generally leased under non-cancelable operating leases, the majority of which provide for renewal options. Future minimum annual rental commitments for all non-cancelable operating leases as of January 30, 2016 are as follows (in thousands):

Fiscal Year
2016	$400,096
2017	358,304
2018	305,027
2019	247,216
2020	190,250
Thereafter	458,104
Total minimum rental commitments	$1,958,997

Rent expense applicable to non-cancelable operating leases was $388.1 million, $376.8 million and $370.0 million in fiscal 2015, fiscal 2014 and fiscal 2013, respectively.

7. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities as of the respective year-end balance sheets are as follows (in thousands):

	Fiscal Year
	2015	2014
Gross deferred tax assets:
Accrued liabilities	$13,748	$13,135
State income taxes	8,156	4,160
Vacation accrual	6,360	7,664
Share-based compensation	9,387	15,828
Deferred rent	17,880	15,373
Gift cards	7,093	4,534
Self-insurance	17,992	18,985
Original issue discount write-off	24,672	32,750
Federal, State and foreign net operating losses	5,463	8,061
Other	8,731	9,523
Total gross deferred tax assets	119,482	130,013
Valuation allowance	(3,050)	(5,317)
Total deferred tax assets, net of valuation allowance	116,432	124,696

Deferred tax liabilities:
Merchandise inventories	(9,350)	(7,959)
Property and equipment	(42,495)	(33,649)
Unremitted earnings	—	(2,369)
Cancellation of debt income	(24,188)	(31,709)
Total deferred tax liabilities	(76,033)	(75,686)

Net deferred tax assets	$40,399	$49,010

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

At January 30, 2016, we had state net operating loss carryforwards to reduce future taxable income of $5.5 million, net of federal tax benefits, expiring at various dates between fiscal 2015 and fiscal 2032. Cash paid for income taxes totaled $154.9 million, $112.4 million and $144.7 million in fiscal 2015, fiscal 2014 and fiscal 2013, respectively.

A provision for income taxes has not been recognized for U.S. taxes on undistributed earnings of our Canadian subsidiaries for fiscal 2014 and fiscal 2015 as these earnings were, and are expected to continue to be, permanently reinvested. The aggregate undistributed earnings of our Canadian subsidiaries for which no deferred tax liability has been recognized is $48.5 million as of the end of fiscal 2015. If these earnings are remitted to the U.S. at a future date, additional tax liabilities will be incurred thereon. The unrecognized deferred tax liabilities on the unremitted earnings is approximately $8.8 million at January 30, 2016.

The reconciliation between the actual provision for income tax and the provision for income tax calculated by applying the federal statutory tax rate of 35% is as follows (in thousands):

	Fiscal Year
	2015	2014	2013
Income tax provision at statutory rate	$200,242	$122,862	$132,768
State income taxes, net of federal income tax effect	19,131	11,364	8,221
Federal tax credits	(1,696)	(2,494)	(1,095)
Unrecognized tax benefits	2,268	3,571	—
State valuation allowance	(2,268)	(3,571)	(1,475)
Other	(8,469)	1,907	(2,514)
Total provision for income tax	$209,208	$133,639	$135,905

The federal, state and international provision for income taxes are as follows (in thousands):

	Fiscal Year
	2015	2014	2013
Current:
Federal	$164,384	$90,025	$113,922
State	27,167	19,147	14,852
International	9,746	10,418	11,488
Total current	201,297	119,590	140,262

Deferred:
Federal	6,300	18,665	(1,020)
State	2,762	(1,786)	(4,480)
International	(1,151)	(2,830)	1,143
Total deferred	7,911	14,049	(4,357)

Provision for income taxes	$209,208	$133,639	$135,905

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

A reconciliation of gross unrecognized tax benefits from the end of fiscal 2014 through the end of fiscal 2015 is as follows  (in thousands):

Balance at beginning of year	$16,715
Additions based on tax positions related to the current year	3,928
Additions for tax positions related to prior years	2,422
Reductions for tax positions related to prior years	(731)
Reductions for expiration of statute of limitations	(3,198)
Balance at end of year	$19,136

Included in the balance of unrecognized tax benefits at January 30, 2016 is $11.2 million which, if recognized, would affect tax expense. Our policy is to classify all income-tax related interest and penalties as income tax expense. At January 30, 2016 and January 31, 2015, the total amount of interest and penalties accrued within the tax liability was $4.6 million and $3.5 million, respectively. There was no material interest and penalties recognized in the consolidated statements of comprehensive income in fiscal years 2015, 2014 and 2013.

In the normal course of business, we are subject to examination by taxing authorities in major Canadian, U.S. Federal and U.S. State jurisdictions. The periods subject to examination for our federal return are fiscal 2011 to fiscal 2014, fiscal 2008 to fiscal 2014 for our Canadian returns and fiscal 2009 to fiscal 2014 for all major state tax returns.  Our income tax returns for fiscal 2011 and fiscal 2012 are currently under examination by the Canadian tax authorities. We are not aware of any issues which would result in a material assessment of tax obligations. The pretax income from foreign operations for fiscal 2015, fiscal 2014 and fiscal 2013 totaled $33.2 million, $38.0 million and $38.8 million, respectively.

8. SHARE-BASED COMPENSATION

The Michaels Companies, Inc. Amended and Restated 2014 Omnibus Long-Term Incentive Plan (“2014 Omnibus Plan”) provides for the grant of share-based awards for up to 21.3 million shares of common stock. As of January 30, 2016, there were 7.4 million shares of common stock remaining available for grant. Generally, awards vest ratably over four or five years and expire eight to ten years from the grant date. During fiscal 2015, fiscal 2014 and the last quarter of fiscal 2013, the Company measured share-based compensation for new awards using the grant date fair value accounting guidance of ASC 718. During the first three quarters of fiscal 2013, the Company determined its employee stock options should be recorded under the liability accounting guidance of ASC 718. As such we measured share-based compensation based on either the grant date fair value of the equity awards or the fair value of our option awards at the end of the period. As of January 30, 2016, unrecognized compensation cost for all unvested share-based awards totaled $45.3 million and is expected to be recognized over a weighted-average period of 3.0 years. Share-based compensation expense totaled $15.1 million in fiscal 2015, $19.4 million in fiscal 2014 and $34.3 million in fiscal 2013 and is recorded in cost of sales and occupancy expense and SG&A expense in the consolidated statements of comprehensive income.

Stock Options

The fair value of each stock option is estimated using the Black-Scholes option pricing model. The following table presents the assumptions used during fiscal years 2015, 2014 and 2013:

	Fiscal Year
	2015			2014			2013
Risk-free interest rates (1)	1.1	-	1.5%			1.3%	0.1	-	1.4%
Expected dividend yield			0.0%			0.0%			0.0%
Expected volatility (2)	27.4	-	31.2%	27.5	-	28.4%	25.5	-	32.5%
Expected life of options in years (3)			4.0			4.0	4.0	-	5.0
Fair value of equity per share (4)	$22.30	-	$28.82	$15.16	-	$22.75	$14.76	-	$18.28

(1)	Based on interest rates for U.S. Treasury instruments with terms consistent with the expected lives of the awards.
(2)	We considered our historical volatility as well as the historical and implied volatilities for exchange-traded options of a peer group of companies.
(3)	Expected lives were based on an analysis of historical exercise and post-vesting employment termination behavior.
(4)

The Company’s common stock valuations for periods prior to our IPO on June 27, 2014 and fiscal 2013 relied on projections of our future performance, estimates of our weighted-average cost of capital, and metrics based on the performance of a peer group of similar companies, including valuation multiples and stock price volatility.  Subsequent to June 27, 2014, the Company used the closing market price of our common stock on the grant date.

The stock option activity during the fiscal year ended January 30, 2016 was as follows:

			Weighted-
			Average
			Remaining	Aggregate
	Number of	Weighted-	Contractual	Intrinsic
	Shares	Average Exercise	Term (in	Value
	(in thousands)	Price	years)	(in thousands)

Outstanding at beginning of year	9,838	$10.86
Granted	1,675	23.92
Exercised	(3,169)	7.14
Expired/Forfeited	(372)	16.61
Outstanding at end of year	7,972	14.84	5.9	$58,835

Shares exercisable at end of year	3,705	$11.08	3.8	$58,667

The total grant date fair value of options that vested during fiscal 2015, fiscal 2014 and fiscal 2013 was $7.3 million, $14.5 million and $17.1 million, respectively. The intrinsic value for options that vested during fiscal 2015, fiscal 2014 and fiscal 2013 was $18.1 million, $33.0 million and $25.3 million, respectively. The intrinsic value for options exercised was $65.6 million in fiscal 2015, $42.1 million in fiscal 2014 and $27.4 million in fiscal 2013. As of the beginning of fiscal 2015, there were 4.3 million nonvested options with a weighted-average fair value of $4.66 per share. As of the end of fiscal 2015, there were 4.3 million nonvested options with a weighted-average fair value of $4.97 per share. The weighted-average fair value of options granted during fiscal 2015 and fiscal 2014 was $6.01 and $3.77, respectively. During fiscal 2015, there were 1.4 million options that vested and 0.4 million options that were cancelled with a weighted-average fair value of $5.30 and $4.76 per share, respectively.

Restricted Shares

The Company issues restricted shares to certain key employees and its Board of Directors. Generally, restricted shares awarded to employees vest ratably over four or five years. Restricted shares awarded to Board of Director members vest ratably over one year.

Restricted share activity during the fiscal year ended January 30, 2016 was as follows:

	Number of	Weighted-
	Shares	Average Fair
	(in thousands)	Value
Outstanding at beginning of year	904	$16.79
Granted	883	23.69
Vested	(276)	16.59
Forfeited	(82)	20.29
Outstanding at end of year	1,429	$20.88

9.   EARNINGS PER SHARE

The Company’s unvested restricted stock awards contain non-forfeitable rights to dividends and meet the criteria of a participating security as defined by ASC 260, “Earnings Per Share.” Under the two-class method, net income per share is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding for the period.  In applying the two-class method, net income is allocated to both common and participating securities based on their respective weighted-average shares outstanding for the period. Diluted earnings per share is computed by dividing income available to common stockholders by the weighted-average common shares outstanding plus the potential dilutive impact from the exercise of stock options.  Common equivalent shares are excluded from the computation if their effect is anti-dilutive.  There were 0.8 million, 0.3 million and 2.4 million anti-dilutive shares in fiscal 2015, fiscal 2014 and fiscal 2013, respectively.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Fiscal Year
	2015	2014	2013
Basic earnings per common share:
Net income	$362,912	$217,395	$243,430
Less income related to unvested restricted shares	(1,900)	(835)	(660)
Income available to common shareholders - Basic	$361,012	$216,560	$242,770

Weighted-average common shares outstanding - Basic	206,845	203,229	174,797
Basic earnings per common share	$1.75	$1.07	$1.39

Diluted earnings per common share:
Net income	$362,912	$217,395	$243,430
Less income related to unvested restricted shares	(1,877)	(819)	(646)
Income available to common shareholders - Diluted	$361,035	$216,576	$242,784

Weighted-average common shares outstanding - Basic	206,845	203,229	174,797
Effect of dilutive stock options	2,501	3,872	3,831
Weighted-average common shares outstanding - Diluted	209,346	207,101	178,628
Diluted earnings per common share	$1.72	$1.05	$1.36

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

Our net sales and total assets by country are as follows (in thousands):

	Fiscal Year
	2015	2014	2013
Net Sales:
United States	$4,473,454	$4,276,794	$4,132,037
Canada	439,328	461,350	437,755
Total	$4,912,782	$4,738,144	$4,569,792

Total Assets:
United States	$1,887,570	$1,825,562	$1,644,548
Canada	135,707	135,546	122,584
Total	$2,023,277	$1,961,108	$1,767,132

We present assets based on their physical, geographic location. Certain assets located in the U.S. are also used to support our Canadian operations but are not allocated to Canada.

Our net sales by major product categories are as follows (in thousands):

	Fiscal Year
	2015	2014	2013
General crafts	$2,487,288	$2,409,136	$2,370,843
Home décor and seasonal	1,003,436	971,176	898,170
Framing	927,588	902,934	862,020
Papercrafting	494,470	454,898	438,759
	$4,912,782	$4,738,144	$4,569,792

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

	Fiscal Year
	2015	2014	2013
Net income	$362,912	$217,395	$243,430
Interest expense	139,405	198,409	214,497
Provision for income taxes	209,208	133,639	135,905
Depreciation and amortization	114,756	110,858	105,939
Losses on early extinguishments of debt and refinancing costs	8,485	74,312	14,420
Interest income	(615)	(363)	(278)
EBITDA (excluding losses on early extinguishments of debt and refinancing costs)	$834,151	$734,250	$713,913

11. CONTINGENCIES

Rea Claim

On September 15, 2011, MSI was served with a lawsuit filed in the California Superior Court in and for the County of Orange (“Superior Court”) by four former store managers as a class action proceeding on behalf of themselves and certain former and current store managers employed by MSI in California. The lawsuit alleges that MSI improperly classified its store managers as exempt employees and as such failed to pay all wages, overtime, waiting time penalties and failed to provide accurate wage statements. The lawsuit also alleges that the foregoing conduct was in breach of various laws, including California’s unfair competition law. On December 3, 2013, the Superior Court entered an order certifying a class of approximately 200 members.  MSI successfully removed the case to the United States District Court for the Central District of California and on May 8, 2014, the class was decertified.  As a result of the decertification, we have 30 individual claims pending as well as a separate representative action pending in the California Superior Court in and for the County of San Diego brought on behalf of store managers throughout the state. We believe we have meritorious defenses and intend to defend the lawsuits vigorously. We do not believe the resolution of the lawsuits will have a material effect on our consolidated financial statements.

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

Following the filing of the Graham case in New Jersey, five additional purported class action lawsuits with six plaintiffs were filed, Michele Castro and Janice Bercut v. Michaels Stores, Inc., in the U.S. District Court for the Northern District of Texas, Michelle Bercut v. Michaels Stores, Inc., in the Superior Court of California for Sonoma County, Raini Burnside v. Michaels Stores, Inc., pending in the U.S. District Court for the Western District of Missouri, Sue Gettings v. Michaels Stores, Inc., in the U.S. District Court for the Southern District of New York, and Barbara Horton v. Michaels Stores, Inc., in the U.S. District Court for the Central District of California. All of the plaintiffs alleged violations of the FCRA. In addition, the Castro, Horton and Janice Bercut lawsuits also alleged violations of California’s unfair competition law. The Burnside, Horton and Gettings lawsuits have been dismissed and an offer of judgment has been accepted in the Castro lawsuit and will be dismissed. The Graham, Janice Bercut and Michelle Bercut lawsuits were transferred for centralized pretrial proceedings to the District of New Jersey.

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

On December 2, 2014, Whalen filed a new lawsuit against MSI related to the data breach in the United States District Court for the Eastern District of New York, Mary Jane Whalen v. Michaels Stores, Inc., seeking damages including declaratory relief, monetary damages, statutory damages, punitive damages, attorneys’ fees and costs, injunctive relief, pre and post judgment interest, and other relief as available. The Company filed a motion to dismiss which was granted on December 28, 2015, and judgment was entered in favor of the Company on January 8, 2016. Plaintiff filed a notice of appeal on January 27, 2016, appealing that judgment to the United States Court of Appeals for the Second Circuit.

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

Consumer Product Safety Commission Claim

On April 21, 2015, the United States Department of Justice, on behalf of the Consumer Product Safety Commission (the “CPSC”), filed a complaint against MSI and Michaels Stores Procurement Company, Inc. (“MSPC”) in the U.S. District Court for the Northern District of Texas. The complaint seeks civil penalties for an alleged failure to timely report a potential product safety hazard to the CPSC related to the breakage of certain glass vases. The complaint also alleges the report contained a material misrepresentation and seeks injunctive relief requiring MSI and MSPC to, among other things, establish internal recordkeeping and compliance monitoring systems. The Company filed a partial motion to dismiss on June 18, 2015 seeking dismissal of the CPSC’s claims for civil penalties, and is awaiting a decision from the Court. We believe we have meritorious defenses and intend to defend the lawsuit vigorously. We do not believe the resolution of the lawsuit will have a material effect on our consolidated financial statements.

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

For some of the matters disclosed above, as well as other lawsuits involving the Company, we are able to estimate a range of losses in excess of the amounts recorded, if any, in the accompanying consolidated financial statements. As of January 30, 2016, the aggregate estimated loss is approximately $15 million, which includes amounts recorded by the Company.

12. RETIREMENT PLANS

We sponsor a 401(k) Savings Plan for our eligible employees and certain of our subsidiaries. Participation in the 401(k) Savings Plan is voluntary and available to any employee who is at least 21 years of age and has completed three months of full-time service or one year of part-time service. Participants may elect to contribute up to 80% of their compensation on a pre-tax basis and up to 10% on an after-tax basis. In accordance with the provisions of the 401(k) Savings Plan, we make a matching cash contribution to the account of each participant in an amount equal to 50% of the participant’s pre-tax contributions that do not exceed 6% of the participant’s compensation for the year. Matching contributions vest to the participants based on years of service, with 100% vesting after three years. Our matching contribution expense was $4.8 million, $4.1 million, and $4.2 million in fiscal 2015, fiscal 2014 and fiscal 2013, respectively.

13. RELATED PARTY TRANSACTIONS

Affiliates of, or funds advised by, Bain Capital Partners, LLC (“Bain Capital”) and The Blackstone Group L.P. (“The Blackstone Group”, together with Bain Capital and their applicable affiliates, the “Sponsors”) own approximately 63% of our outstanding common stock as of  January 30, 2016. Prior to our IPO on July 2, 2014, the Sponsors and another common stockholder, Highfields Capital Management LP (“Highfields”), received annual management fees of $12.0 million and $1.0 million, respectively.  In connection with the IPO, the management agreement was terminated and the Company paid the Sponsors and Highfields an aggregate $30.2 million termination fee. During fiscal 2014 and fiscal 2013, we recognized expense of $35.7 million and $13.7 million, respectively, related to management fees and reimbursement of out-of-pocket expenses. These expenses are included in related party expenses in the consolidated statements of comprehensive income. No related party expenses were incurred in fiscal 2015.

The Blackstone Group owns a majority equity position in RGIS, a vendor we utilize to count our store inventory. Payments associated with this vendor totaled $5.9 million, $5.8 million and $5.6 million during fiscal 2015, fiscal 2014 and fiscal 2013, respectively, and are included in SG&A in the consolidated statements of comprehensive income.

The Blackstone Group owns a majority equity position in Vistar, a vendor we utilize for all of the candy-type items in our stores. Payments associated with this vendor during fiscal 2015, fiscal 2014 and fiscal 2013 were $28.6 million, $25.6 million and $24.0 million, respectively, and are recognized in cost of sales and occupancy expense in the consolidated statements of comprehensive income as the sales are incurred.

The Blackstone Group owns an equity position in Brixmor Properties Group, a vendor we utilize to lease certain properties. Payments associated with this vendor during fiscal 2015, fiscal 2014 and fiscal 2013 were $2.1 million, $3.0 million and $3.8 million, respectively. These expenses are included in cost of sales and occupancy expense in the consolidated statements of comprehensive income.

The Blackstone Group owns an equity position in Hilton Hotels, a vendor we utilize for hospitality services. Payments associated with this vendor were $0.4 million during fiscal 2015, $1.4 million during fiscal 2014 and $0.1 million during fiscal 2013, and are included in SG&A in the consolidated statements of comprehensive income.

The Blackstone Group owns a majority equity position in Excel Trust, Inc., a vendor we utilize to lease certain properties.  Payments associated with this vendor during fiscal 2015, fiscal 2014 and fiscal 2013 were $2.1 million, $1.8 million and $1.3 million, respectively.  These expenses are included in cost of sales and occupancy expense in the consolidated statements of comprehensive income.

Five of our current directors, Joshua Bekenstein, Nadim El Gabbani, Lewis S. Klessel, Matthew S. Levin and Peter F. Wallace, are affiliates of Bain Capital or The Blackstone Group. As such, some or all of such directors may have an indirect material interest in payments with respect to debt securities of the Company that have been purchased by affiliates of Bain Capital and The Blackstone Group. As of January 30, 2016, affiliates of The Blackstone Group held $57.9 million of our Restated Term Loan Credit Facility.

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

Michaels Stores, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	Fiscal Year
ASSETS	2015	2014

Current assets:
Cash and equivalents	$404,650	$373,559
Merchandise inventories	1,002,607	958,171
Prepaid expenses and other current assets	87,573	87,093
Total current assets	1,494,830	1,418,823
Property and equipment, net	378,507	386,372
Goodwill	94,290	94,290
Other assets	56,004	60,935
Total assets	$2,023,631	$1,960,420

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$457,704	$447,016
Accrued liabilities and other	375,992	388,785
Current portion of long-term debt	24,900	24,900
Other current liabilities	89,996	59,885
Total current liabilities	948,592	920,586
Long-term debt	2,744,942	2,911,566
Other liabilities	95,400	93,221
Total stockholders’ deficit	(1,765,303)	(1,964,953)
Total liabilities and stockholders’ deficit	$2,023,631	$1,960,420

Michaels Stores, Inc.

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Fiscal Year
	2015	2014	2013
Net sales	$4,912,782	$4,738,144	$4,569,792
Cost of sales and occupancy expense	2,944,431	2,836,965	2,747,630
Gross profit	1,968,351	1,901,179	1,822,162
Selling, general and administrative	1,241,876	1,230,639	1,192,520
Other operating expense	4,786	40,749	18,478
Operating income	721,689	629,791	611,164
Interest and other expense	138,662	213,697	198,898
Income before income taxes	583,027	416,094	412,266
Provision for income taxes	217,428	156,976	147,839
Net income	$365,599	$259,118	$264,427

Other comprehensive income, net of tax:
Foreign currency translation adjustment and other	(10,251)	(12,003)	(6,239)
Comprehensive income	$355,348	$247,115	$258,188

Michaels Stores, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year
	2015	2014	2013
Cash flows from operating activities:
Net cash provided by operating activities	$507,806	$521,109	$468,780

Cash flows from investing activities:
Additions to property and equipment	(123,920)	(137,780)	(112,156)
Purchase of long-term investment	(5,000)	—	—
Net cash used in investing activities	(128,920)	(137,780)	(112,156)

Cash flows from financing activities:
Net repayments of debt	(219,947)	(1,100,889)	(805,324)
Net borrowings of debt	45,047	1,123,750	648,902
Payment of dividend to Michaels Funding, Inc.	(188,046)	(255,552)	—
Other financing activities	15,151	(11,239)	(22,003)
Net cash used in financing activities	(347,795)	(243,930)	(178,425)

Net change in cash and equivalents	31,091	139,399	178,199
Cash and equivalents at beginning of period	373,559	234,160	55,961
Cash and equivalents at end of period	$404,650	$373,559	$234,160

15.  SUBSEQUENT EVENT

On February 2, 2016, we acquired the Lamrite West, Inc. and certain of its affiliates and subsidiaries (“Lamrite”) for $150.0 million, subject to certain purchase price adjustments, utilizing our existing cash on hand. Lamrite operates an international wholesale business under the Darice brand name and 32 arts and crafts retail stores, located primarily in Ohio and the surrounding states, under the Pat Catan’s brand name. The acquisition is expected to enhance our private brand development capabilities, accelerate our direct sourcing initiatives and strengthen our business-to-business capabilities. Since the closing of this acquisition occurred subsequent to our fiscal year-end, the allocation of the purchase price to the underlying assets acquired and liabilities assumed is subject to a formal valuation process, which has not yet been completed.   We will reflect the preliminary valuation of the net assets acquired and the operational results of Lamrite in our first quarter of fiscal 2016. The purchase price allocation will be finalized as soon as practicable within the measurement period, but not later than one year following the acquisition close date.

16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Unaudited quarterly results of operations for fiscal 2015 and fiscal 2014 were as follows (in thousands, except per share data):

	Fiscal 2015
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$1,077,600	$984,270	$1,168,423	$1,682,489
Cost of sales and occupancy expense	635,803	610,949	702,825	994,854
Gross profit	441,797	373,321	465,598	687,635
Selling, general and administrative	295,571	275,699	308,704	362,987
Operating income	143,982	96,582	155,852	324,188
Losses on early extinguishments of debt and refinancing costs	—	6,072	—	2,413
Net income	66,738	35,711	76,797	183,666
Diluted earnings per common share	$0.32	$0.17	$0.37	$0.87

	Fiscal 2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$1,052,048	$948,150	$1,130,195	$1,607,751
Cost of sales and occupancy expense	623,305	590,953	678,012	944,695
Gross profit	428,743	357,197	452,183	663,056
Selling, general and administrative	284,983	272,888	307,537	368,493
Operating income (1)	139,200	50,892	142,479	293,958
Losses on early extinguishments of debt and refinancing costs	—	67,980	—	6,332
Net income (loss)	45,414	(48,643)	64,064	156,560
Diluted earnings (loss) per common share	$0.25	$(0.26)	$0.31	$0.75

(1)

Operating income for the second quarter of fiscal 2014 includes a $32.3 million charge associated with the IPO primarily related to a $30.2 million fee paid to related parties to terminate our management agreement.

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

Date: March 17, 2016	THE MICHAELS COMPANIES, INC.

	By:	/s/ Charles M. Sonsteby
Charles M. Sonsteby
Chief Administrative Officer & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Carl S. Rubin	Chief Executive Officer and Director	March 17, 2016
Carl S. Rubin	(Principal Executive Officer)

/s/ Charles M. Sonsteby	Chief Administrative Officer & Chief Financial Officer	March 17, 2016
Charles M. Sonsteby	(Principal Financial Officer)

/s/ James E. Sullivan	Chief Accounting Officer and Controller	March 17, 2016
James E. Sullivan	(Principal Accounting Officer)
/s/ Joshua Bekenstein	Director	March 17, 2016
Joshua Bekenstein /s/ Monte E. Ford	Director	March 17, 2016
Monte E. Ford

/s/ Nadim El Gabbani	Director	March 17, 2016
Nadim El Gabbani

/s/ Karen Kaplan	Director	March 17, 2016
Karen Kaplan

/s/ Lewis S. Klessel	Director	March 17, 2016
Lewis S. Klessel

/s/Matthew S. Levin	Director	March 17, 2016
Matthew S. Levin

/s/ John J. Mahoney	Director	March 17, 2016
John J. Mahoney

/s/James A. Quella	Director	March 17, 2016
James A. Quella

/s/ Beryl B. Raff	Director	March 17, 2016
Beryl B. Raff

/s/ Peter F. Wallace	Director	March 17, 2016
Peter F. Wallace

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1

Agreement and Plan of Merger, dated as of July 22, 2013, by and among Michaels Stores, Inc., The Michaels Companies, Inc., Michaels FinCo Holdings, LLC, Michaels Funding, Inc., and Michaels Stores MergerCo, Inc. (previously filed as Exhibit 2.1 to Form 10-Q filed by Michaels Stores, Inc. on August 30, 2013, SEC File No. 001-09338).

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

4.5

Supplemental Indenture, dated as of September 27, 2012, by and among Michaels Stores, Inc., the guarantors named therein and Law Debenture Trust Company of New York, as trustee (previously filed as Exhibit 4.1 to Form 8-K filed by Michaels Stores, Inc. on October 2, 2012, SEC File No. 001-09338).

4.6

Indenture, dated as of December 19, 2013, by and among Michaels Stores, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee (previously filed as Exhibit 4.1 to Form 8-K filed by Michaels Stores, Inc. on December 19, 2013, SEC File No. 001-09338).

4.7

Supplemental Indenture, dated as of June 16, 2014, by and among Michaels Stores, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee (previously filed as Exhibit 4.11 to Form S-1 filed by the Company on June 16, 2014, SEC File No. 333-193000)

4.8

Indenture, dated as of July 29, 2013, among Michaels FinCo Holdings, LLC, Michaels FinCo, Inc. and Law Debenture Trust Company of New York, as trustee (previously filed as Exhibit 4.12 to Form S-1 filed by the Company on June 16, 2014, SEC File No. 333-193000)

4.9

Registration Rights Agreement, dated as of October 31, 2006, among Michaels Stores, Inc. and certain stockholders thereof (previously filed as Exhibit 4.7 to Form 10-Q filed by Michaels Stores, Inc. on December 7, 2006, SEC File No. 001-09338).

4.10

Registration Rights Agreement, dated as of September 27, 2012, by and among Michaels Stores, Inc., the guarantors named therein and the Initial Purchasers named therein (previously filed as Exhibit 4.2 to Form 8-K filed by Michaels Stores, Inc. on October 2, 2012, SEC File No. 001-09338).

Exhibit Number	Description of Exhibit
10.1*	Michaels Stores, Inc. 2006 Equity Incentive Plan (previously filed as Exhibit 10.1 to Form 8-K filed by Michaels Stores, Inc. on February 21, 2007, SEC File No. 001-09338).

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

10.11* 10.12*

Form of Stock Option Agreement under the 2014 Omnibus Long-Term Incentive Plan (filed herewith).

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

10.14*	Form of Restricted Stock Unit Agreement under the 2014 Omnibus Long-Term Incentive Plan (previously filed as Exhibit 10.1 to Form 10-Q filed by the Company on August 29, 2014, SEC File No. 001-36501).

10.15*	The Michaels Companies, Inc. Annual Incentive Plan (previously filed as Exhibit 10.14 to Form S-1 filed by the Company on June 2, 2014, SEC File No. 333-193000).

Exhibit Number	Description of Exhibit
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

Exhibit Number	Description of Exhibit
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

Exhibit Number	Description of Exhibit
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

Exhibit Number	Description of Exhibit
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

10.43*	Michaels Stores, Inc. Employees 401(k) Plan, effective March 1, 2009 (previously filed as Exhibit 10.30 to Form 10-K filed by Michaels Stores, Inc., on April 2, 2009, SEC File No. 001-09338).*

21.1	Subsidiaries of Michaels Stores, Inc. (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith)

31.1	Certifications of Carl S. Rubin pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certifications of Charles M. Sonsteby pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Section 13(r) Disclosure (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*  Management contract or compensatory plan or arrangement.