Form 10-Q
period 2016-04-30
Michaels Companies, Inc.
filed 2016-06-08
CIK 1593936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

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

As of June 1, 2016, 207,704,994 shares of The Michaels Companies, Inc.’s common stock were outstanding.

994

THE MICHAELS COMPANIES, INC.

Part I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE MICHAELS COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(Unaudited)

	13 Weeks Ended
	April 30,	May 2,
	2016	2015
Net sales	$1,158,880	$1,077,600
Cost of sales and occupancy expense	694,129	635,803
Gross profit	464,751	441,797
Selling, general and administrative	317,800	295,571
Store pre-opening costs	1,626	2,244
Operating income	145,325	143,982
Interest expense	32,219	37,816
Other expense, net	446	195
Income before income taxes	112,660	105,971
Provision for income taxes	41,895	39,233
Net income	$70,765	$66,738

Other comprehensive income, net of tax:
Foreign currency translation adjustment and other	14,209	4,316
Comprehensive income	$84,974	$71,054

Earnings per common share:
Basic	$0.34	$0.32
Diluted	$0.34	$0.32
Weighted-average common shares outstanding:
Basic	206,994	205,632
Diluted	208,973	209,050

See accompanying notes to consolidated financial statements.

THE MICHAELS COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	April 30,	January 30,	May 2,
ASSETS	2016	2016	2015
Current Assets:
Cash and equivalents	$171,870	$409,391	$272,568
Merchandise inventories	1,057,642	1,002,607	985,376
Prepaid expenses and other	76,696	77,000	74,621
Accounts receivable, net	24,890	9,484	9,177
Income tax receivables	7,150	1,231	—
Total current assets	1,338,248	1,499,713	1,341,742
Property and equipment, at cost	1,712,074	1,661,234	1,607,156
Less accumulated depreciation and amortization	(1,309,312)	(1,282,727)	(1,219,266)
Property and equipment, net	402,762	378,507	387,890
Goodwill	119,074	94,290	94,290
Other intangible assets, net	24,251	471	522
Deferred income taxes	44,390	40,399	43,905
Other assets	9,958	9,897	6,630
Total assets	$1,938,683	$2,023,277	$1,874,979

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$373,492	$457,704	$367,587
Accrued liabilities and other	351,805	377,606	330,402
Current portion of long-term debt	24,900	24,900	203,303
Income taxes payable	36,402	44,640	4,758
Total current liabilities	786,599	904,850	906,050
Long-term debt	2,740,064	2,744,942	2,906,833
Other liabilities	95,378	97,580	93,410
Total liabilities	3,622,041	3,747,372	3,906,293

Commitments and contingencies

Stockholders’ Deficit:
Common stock, $0.06775 par value, 350,000 shares authorized; 207,725 shares issued and outstanding at April 30, 2016; 208,996 shares issued and outstanding at January 30, 2016; and 207,466 shares issued and outstanding at May 2, 2015	13,898	13,979	13,914
Additional paid-in-capital	549,124	592,420	566,873
Treasury stock	(860)	—	—
Accumulated deficit	(2,237,673)	(2,308,438)	(2,604,612)
Accumulated other comprehensive loss	(7,847)	(22,056)	(7,489)
Total stockholders’ deficit	(1,683,358)	(1,724,095)	(2,031,314)
Total liabilities and stockholders’ deficit	$1,938,683	$2,023,277	$1,874,979

See accompanying notes to consolidated financial statements.

THE MICHAELS COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	13 Weeks Ended
	April 30,	May 2,
	2016	2015
Cash flows from operating activities:
Net income	$70,765	$66,738
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	29,470	27,945
Share-based compensation	3,129	2,720
Debt issuance costs amortization	1,974	2,277
Accretion of long-term debt, net	(62)	(33)
Deferred income taxes	(3,991)	5,104
Losses on disposition of property and equipment	32	—
Excess tax benefits from share-based compensation	(4,599)	(10,199)
Changes in assets and liabilities, excluding acquired net assets:
Merchandise inventories	28,982	(27,117)
Prepaid expenses and other	1,467	(2,467)
Accounts receivable	6,888	3,574
Other assets	(320)	(87)
Accounts payable	(108,337)	(70,307)
Accrued interest	6,675	10,430
Accrued liabilities and other	(43,905)	(71,989)
Income taxes	(9,558)	(8,731)
Other liabilities	(2,473)	265
Net cash used in operating activities	(23,863)	(71,877)

Cash flows from investing activities:
Additions to property and equipment	(14,664)	(34,964)
Acquisition of Lamrite West, net of cash acquired	(144,600)	—
Net cash used in investing activities	(159,264)	(34,964)

Cash flows from financing activities:
Payments on restated term loan credit facility	(6,225)	(6,225)
Payment of dividends	(317)	(317)
Change in cash overdraft	(137)	769
Proceeds from stock options exercised	8,664	16,114
Excess tax benefits from share-based compensation	4,599	10,199
Common stock repurchased	(60,978)	(19,426)
Net cash (used in) provided by financing activities	(54,394)	1,114

Net change in cash and equivalents	(237,521)	(105,727)
Cash and equivalents at beginning of period	409,391	378,295
Cash and equivalents at end of period	$171,870	$272,568

Supplemental cash flow information:
Cash paid for interest	$23,638	$25,143
Cash paid for taxes	$53,997	$42,748

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

On February 2, 2016, the Company completed the acquisition of Lamrite West, Inc. and certain of its affiliates and subsidiaries (“Lamrite”) for $150.0 million, prior to certain purchase price adjustments, utilizing our cash on hand. Lamrite operates an international wholesale business under the Darice brand name (“Darice”) and 33 arts and crafts retail stores, located primarily in Ohio and the surrounding states, under the Pat Catan’s brand name (“Pat Catan’s”). See Note 10 for further information.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 30, 2016 filed with the Securities and Exchange Commission (“SEC”) pursuant to section 13 or 15(d) under the Securities Exchange Act of 1934. In the opinion of management, all adjustments (consisting of normal recurring accruals and other items) considered necessary for a fair presentation have been included.

We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31. All references to fiscal year mean the year in which that fiscal year began. References to “fiscal 2016” relate to the 52 weeks ended January 28, 2017 and references to “fiscal 2015” relate to the 52 weeks ended January 30, 2016. In addition, all references to “the first quarter of fiscal 2016” relate to the 13 weeks ended April 30, 2016 and all references to “the first quarter of fiscal 2015” relate to the 13 weeks ended May 2, 2015. Because of the seasonal nature of our business, the results of operations for the 13 weeks ended April 30, 2016 are not indicative of the results to be expected for the entire year.

Certain prior year amounts have been reclassified in the accompanying consolidated financial statements to conform to our fiscal 2016 presentation, including the reclassification of current deferred income taxes to non-current deferred income taxes and the reclassification of certain unamortized debt issuance costs from non-current assets to a direct reduction of the related long-term debt obligation.

Share Repurchase Program

In March 2016, the Board of Directors authorized the Company to purchase $200.0 million of the Company’s common stock on the open market. The share repurchase program does not have an expiration date, and the timing and number of repurchase transactions under the program will depend on market conditions, corporate considerations, debt agreements and regulatory requirements. Shares repurchased under the program are held as treasury shares until retired. As of April 30, 2016, we have repurchased 2.3 million shares for an aggregate amount of $59.3 million and have $140.7 million of availability remaining under our share repurchase program.

Accounting Pronouncements Recently Adopted

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-05, “Intangibles — Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”). ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. The Company adopted ASU 2015-05 in the first quarter of fiscal 2016 and its adoption did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period, with early adoption permitted. We are currently evaluating the impact that ASU 2016-09 will have on the consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-04, “Liabilities – Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products” (“ASU 2016-04”). ASU 2016-04 requires that breakage on prepaid stored-value product liabilities (for example, prepaid gift cards) be accounted for consistent with the breakage guidance in Topic 606: Revenue from Contracts with Customers. ASU 2016-04 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period, with early adoption permitted. This standard is to be applied either using a modified retrospective approach or retrospectively to each period presented. We are evaluating the new standard but do not anticipate a material impact to the consolidated financial statements once implemented.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In July 2015, the FASB decided to delay the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The standard is to be applied retrospectively, with early application permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus

Net)” (“ASU 2016-08”) which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. Additionally, in April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”) which provides further guidance on identifying performance obligations and improves the operability and understandability of the licensing implementation guidance. Both ASU 2016-08 and ASU 2016-10 have the same effective date and transition requirements as ASU 2014-09. We are evaluating the new standards but do not anticipate a material impact to the consolidated financial statements once implemented.

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

The table below provides the carrying and fair values of our senior secured term loan facility (“Restated Term Loan Credit Facility”) and our 5.875% senior subordinated notes maturing in 2020 (“2020 Senior Subordinated Notes”)  as of April 30, 2016. The fair values of our Restated Term Loan Credit Facility and our 2020 Senior Subordinated Notes were determined based on quoted market prices which are considered Level 2 inputs within the fair value hierarchy.

	Notional	Fair
	Value	Value
	(in thousands)
Restated term loan credit facility	$2,275,925	$2,280,483
Senior subordinated notes	510,000	534,225

3. DEBT

Long-term debt consists of the following (in thousands):

		April 30,	January 30,	May 2,
	Interest Rate	2016	2016	2015
Restated term loan credit facility	Variable	$2,275,925	$2,282,150	$2,450,825
Senior subordinated notes	5.875%	510,000	510,000	510,000
PIK notes	7.50% / 8.25%	—	—	180,850
Total debt		2,785,925	2,792,150	3,141,675
Less unamortized discount/premium and debt costs		(20,961)	(22,308)	(31,539)
Total debt, net		2,764,964	2,769,842	3,110,136
Less current portion		(24,900)	(24,900)	(203,303)
Long-term debt		$2,740,064	$2,744,942	$2,906,833

Restated Revolving Credit Facility

As of April 30, 2016 and May 2, 2015, the borrowing base of our senior secured asset-based revolving credit facility (“Restated Revolving Credit Facility”) was $650.0 million, of which Michaels Stores, Inc. (“MSI”) had unused borrowing capacity of $585.5 million and $590.5 million, respectively. As of April 30, 2016 and May 2, 2015, outstanding standby letters of credit, which reduce our borrowing base, totaled $64.5 million and $59.5 million, respectively. There were no outstanding borrowings under the Restated Revolving Credit Facility as of April 30, 2016 and May 2, 2015.

On May 27, 2016, MSI entered into an amended and restated credit agreement with Wells Fargo Bank, National Association and other lenders to amend various terms of our Restated Revolving Credit Facility. The amended credit agreement, together with the related security, guarantee and other agreements, is referred to as the “Amended Revolving Credit Facility”. The Amended Revolving Credit Facility provides for senior secured financing of up to $850.0 million, subject to a borrowing base, with the right to request up to $200.0 million of additional commitments. The borrowing base under the Amended Revolving Credit Facility equals the sum of: (i) 90% of eligible credit card receivables, (ii) 85% of eligible trade receivables, (iii) 90% to 92.5% of the appraised value of eligible inventory, plus (iv) 90% to 92.5% of the lesser of (a) the appraised value of eligible inventory supported by letters of credit, and (b) the face amount of the letters of credit, less (v) certain reserves. The Amended Revolving Credit Facility matures in May 2021, subject to a springing maturity date if certain of our outstanding indebtedness has not been repaid, redeemed, refinanced, cash collateralized or if the necessary availability reserves have not been established prior to such time. The obligations under the Amended Revolving Credit Facility are secured by (subject to certain exceptions) a first priority security interest in the current assets of the borrowers and facility guarantors and a second priority security interest in all other assets.

Debt Issuance Costs

Accumulated amortization of debt issuance costs was $63.0 million, $61.0 million and $56.8 million as of April 30, 2016, January 30, 2016 and May 2, 2015, respectively.

4. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table includes detail regarding changes in the composition of accumulated other comprehensive loss (in thousands):

	13 Weeks Ended
	April 30,	May 2,
	2016	2015
Beginning of period	$(22,056)	$(11,805)
Foreign currency translation adjustment and other	14,209	4,316
End of period	$(7,847)	$(7,489)

5.   EARNINGS PER SHARE

The Company’s unvested restricted stock awards contain non-forfeitable rights to dividends and meet the criteria of a participating security as defined by ASC 260, “Earnings Per Share.” Under the two-class method, net income per share is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, net income is allocated to both common and participating securities based on their respective weighted-average shares outstanding for the period. Diluted earnings per share is computed by dividing income available to common stockholders by the weighted-average common shares outstanding plus the potential dilutive impact from the exercise of stock options. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. There were 1.9 million and 0.2 million anti-dilutive shares during the first quarters of fiscal 2016 and fiscal 2015, respectively.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	13 Weeks Ended
	April 30,	May 2,
	2016	2015
Basic earnings per common share:
Net income	$70,765	$66,738
Less income related to unvested restricted shares	(476)	(290)
Income available to common stockholders - Basic	$70,289	$66,448

Weighted-average common shares outstanding - Basic	206,994	205,632

Basic earnings per common share	$0.34	$0.32

Diluted earnings per common share:
Net income	$70,765	$66,738
Less income related to unvested restricted shares	(471)	(285)
Income available to common shareholders - Diluted	$70,294	$66,453

Weighted-average common shares outstanding - Basic	206,994	205,632
Effect of dilutive stock options	1,979	3,418
Weighted-average common shares outstanding - Diluted	208,973	209,050

Diluted earnings per common share	$0.34	$0.32

6. SEGMENTS AND GEOGRAPHIC INFORMATION

We consider Michaels-U.S., Michaels-Canada, Aaron Brothers, Pat Catan’s and Darice to be our operating segments for purposes of determining reportable segments based on the criteria of ASC 280, Segment Reporting (“ASC 280”). We determined that Michaels-U.S., Michaels-Canada, Aaron Brothers and Pat Catan’s have similar economic characteristics and meet the aggregation criteria set forth in ASC 280. Therefore, we combine these operating segments into one reporting segment. Darice does not meet the materiality criteria in ASC 280 and, therefore, is not disclosed as a reportable segment.

Our net sales by country are as follows (in thousands):

	13 Weeks Ended
	April 30,	May 2,
	2016	2015
United States	$1,063,837	$983,260
Canada	95,043	94,340
Total	$1,158,880	$1,077,600

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

	13 Weeks Ended
	April 30,	May 2,
	2016	2015
Net income	$70,765	$66,738
Interest expense	32,219	37,816
Provision for income taxes	41,895	39,233
Depreciation and amortization	29,470	27,945
Interest income	(280)	(123)
EBITDA	$174,069	$171,609

7. CONTINGENCIES

Rea Claim

On September 15, 2011, MSI was served with a lawsuit filed in the California Superior Court in and for the County of Orange (“Superior Court”) by four former store managers as a class action proceeding on behalf of themselves and certain former and current store managers employed by MSI in California. The lawsuit alleges that MSI improperly classified its store managers as exempt employees and as such failed to pay all wages, overtime, waiting time penalties and failed to provide accurate wage statements. The lawsuit also alleges that the foregoing conduct was in breach of various laws, including California’s unfair competition law. On December 3, 2013, the Superior Court entered an order certifying a class of approximately 200 members. MSI successfully removed the case to the United States District Court for the Central District of California and on May 8, 2014, the class was decertified. As a result of the decertification and individual settlements, we have 26 individual claims pending as well as a separate representative action pending in the California Superior Court in and for the County of San Diego brought on behalf of store managers throughout the state. We believe we have meritorious defenses and intend to defend the lawsuits vigorously. We do not believe the resolution of the lawsuits will have a material effect on our consolidated financial statements.

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

Following the filing of the Graham case in New Jersey, five additional purported class action lawsuits with six plaintiffs were filed, Michele Castro and Janice Bercut v. Michaels Stores, Inc., in the U.S. District Court for the Northern District of Texas, Michelle Bercut v. Michaels Stores, Inc. in the Superior Court of California for Sonoma County, Raini Burnside v. Michaels Stores, Inc., pending in the U.S. District Court for the Western District of Missouri, Sue Gettings v. Michaels Stores, Inc., in the U.S. District Court for the Southern District of New York, and Barbara Horton v. Michaels Stores, Inc., in the U.S. District Court for the Central District of California. All of the plaintiffs alleged violations of the FCRA. In addition, the Castro, Horton and Janice Bercut lawsuits also alleged violations of California’s unfair competition law. The Burnside, Horton and Gettings lawsuits have been dismissed and the parties are finalizing a dismissal following an accepted offer of judgment in the Castro lawsuit. The Graham, Janice Bercut and Michelle Bercut lawsuits were transferred for centralized pretrial proceedings to the District of New Jersey.

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

On December 2, 2014, Whalen filed a new lawsuit against MSI related to the data breach in the United States District Court for the Eastern District of New York, Mary Jane Whalen v. Michaels Stores, Inc., seeking damages including declaratory relief, monetary damages, statutory damages, punitive damages, attorneys’ fees and costs, injunctive relief, pre and post judgment interest, and other relief as available. The Company filed a motion to dismiss which was granted on December 28, 2015, and judgment was entered in favor of the Company on January 8, 2016. Plaintiff filed a notice of appeal on January 27, 2016, appealing the judgment to the United States Court of Appeals for the Second Circuit. The appeal is pending.

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

Consumer Product Safety Commission Claim

On April 21, 2015, the United States Department of Justice, on behalf of the Consumer Product Safety Commission (the “CPSC”), filed a complaint against MSI and Michaels Stores Procurement Company, Inc. (“MSPC”) in the U.S. District Court for the Northern District of Texas. The complaint seeks civil penalties for an alleged failure to timely report a potential product safety hazard to the CPSC related to the breakage of certain glass vases. The complaint also alleges the report contained a material misrepresentation and seeks injunctive relief requiring MSI and MSPC to, among other things, establish internal recordkeeping and compliance monitoring systems. The Company filed a partial motion to dismiss on June 18, 2015 seeking dismissal of the CPSC’s claims for civil penalties. The motion to dismiss was denied on March 21, 2016 and the Company filed a motion seeking interlocutory appeal of the denial which is pending. We believe we have meritorious defenses and intend to defend the lawsuit vigorously. We do not believe the resolution of the lawsuit will have a material effect on our consolidated financial statements.

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

For some of the matters disclosed above, as well as other lawsuits involving the Company, we are able to estimate a range of losses in excess of the amounts recorded, if any, in the accompanying consolidated financial statements. As of April 30, 2016, the aggregate estimated loss is approximately $13 million, which includes amounts recorded by the Company.

8. RELATED PARTY TRANSACTIONS

Affiliates of, or funds advised by, Bain Capital Partners, LLC (“Bain Capital”) and The Blackstone Group L.P. (“The Blackstone Group”, together with Bain Capital and their applicable affiliates, the “Sponsors”) own approximately 55% of our outstanding common stock as of April 30, 2016.

The Blackstone Group owns a majority equity position in RGIS, a vendor we utilize to count our store inventory. Payments associated with this vendor during the first quarters of fiscal 2016 and fiscal 2015 were $2.0 million and $1.9 million, respectively. These expenses are included in selling, general and administrative (“SG&A”) in the consolidated statements of comprehensive income.

The Blackstone Group owns a majority equity position in Vistar, a vendor we utilize for all of the candy-type items in our stores. Payments associated with this vendor during the first quarters of fiscal 2016 and fiscal 2015 were $6.3 million and $7.2 million, respectively. These expenses are recognized in cost of sales and occupancy expense in the consolidated statements of comprehensive income as the sales are incurred.

The Blackstone Group owns an equity position in Brixmor Properties Group, Excel Trust, Inc. and Blackstone Real Estate DDR Retail Holdings III, LLC., vendors we utilize to lease certain properties. Payments associated with these vendors during the first quarters of fiscal 2016 and fiscal 2015 were $2.4 million. These expenses are included in cost of sales and occupancy expense in the consolidated statements of comprehensive income.

The Blackstone Group owns an equity position in Hilton Hotels, a vendor we utilize for hospitality services. Payments associated with this vendor during the first quarter of fiscal 2016 were $0.3 million. There were no payments associated with this vendor during the first quarter of fiscal 2015. These expenses are included in SG&A in the consolidated statements of comprehensive income.

Four of our current directors, Joshua Bekenstein, Nadim El Gabbani, Lewis S. Klessel and Peter F. Wallace, are affiliates of Bain Capital or The Blackstone Group. As such, some or all of such directors may have an indirect material interest in payments with respect to debt securities of the Company that have been purchased by affiliates of Bain Capital and The Blackstone Group. As of April 30, 2016, affiliates of The Blackstone Group held $76.2 million of our Restated Term Loan Credit Facility.

9. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

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

Michaels Stores, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	April 30,	January 30,	May 2,
ASSETS	2016	2016	2015
Current assets:
Cash and equivalents	$167,126	$404,650	$267,831
Merchandise inventories	1,057,642	1,002,607	985,376
Prepaid expenses and other current assets	108,631	87,573	83,611
Total current assets	1,333,399	1,494,830	1,336,818
Property and equipment, net	402,762	378,507	387,890
Goodwill	119,074	94,290	94,290
Other assets	77,292	56,004	59,655
Total assets	$1,932,527	$2,023,631	$1,878,653

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$373,492	$457,704	$367,587
Accrued liabilities and other	350,183	375,992	324,437
Current portion of long-term debt	24,900	24,900	24,900
Other current liabilities	81,956	89,996	40,511
Total current liabilities	830,531	948,592	757,435
Long-term debt	2,740,064	2,744,942	2,906,833
Other liabilities	93,198	95,400	93,410
Total stockholders’ deficit	(1,731,266)	(1,765,303)	(1,879,025)
Total liabilities and stockholders’ deficit	$1,932,527	$2,023,631	$1,878,653

Michaels Stores, Inc.

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	13 Weeks Ended
	April 30,	May 2,
	2016	2015
Net sales	$1,158,880	$1,077,600
Cost of sales and occupancy expense	694,129	635,803
Gross profit	464,751	441,797
Selling, general and administrative	317,265	295,349
Other operating expense	1,626	2,244
Operating income	145,860	144,204
Interest and other expense	32,670	34,352
Income before income taxes	113,190	109,852
Provision for income taxes	42,092	40,671
Net income	$71,098	$69,181

Other comprehensive income, net of tax:
Foreign currency translation adjustment and other	14,209	4,316
Comprehensive income	$85,307	$73,497

Michaels Stores, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	13 Weeks Ended
	April 30,	May 2,
	2016	2015
Cash flows from operating activities:
Net cash used in operating activities	$(17,149)	$(75,507)

Cash flows from investing activities:
Additions to property and equipment	(14,664)	(34,964)
Acquisition of Lamrite West, net of cash acquired	(144,600)	—
Net cash used in investing activities	(159,264)	(34,964)

Cash flows from financing activities:
Net repayments of debt	(6,225)	(6,225)
Payment of dividend to Michaels Funding, Inc.	(59,348)	—
Other financing costs	4,462	10,968
Net cash (used in) provided by financing activities	(61,111)	4,743

Net change in cash and equivalents	(237,524)	(105,728)
Cash and equivalents at beginning of period	404,650	373,559
Cash and equivalents at end of period	$167,126	$267,831

10.   ACQUISITION

On February 2, 2016, we acquired Lamrite for $150.0 million, prior to certain purchase price adjustments, utilizing our cash on hand. Lamrite operates an international wholesale business under the Darice brand name and 33 arts and crafts retail stores (32 as of the acquisition date), located primarily in Ohio and the surrounding states, under the Pat Catan’s brand name. We incurred integration related costs of $4.1 million during the quarter ended April 30, 2016. These expenses have been included in SG&A in the consolidated statements of comprehensive income.

The acquisition was accounted for using the purchase method of accounting in accordance with ASC 805, Business Combinations. The acquisition resulted in goodwill primarily related to the expected benefits resulting from enhancements to our private brand development capability, direct sourcing initiatives and business-to-business capabilities, as well as the value of the existing Lamrite workforce. The goodwill recognized is expected to be deductible for tax purposes.

The fair values of the intangible assets acquired were primarily determined by using the income approach. The income approach indicates value for a subject based on the present value of cash flows expected to be generated by the asset.  Projected cash flows are discounted at a market rate of return that reflects the relative risk of achieving the cash flows and the time value of money.  The fair value of inventory was determined based on the estimated selling price of the inventory less the expected costs of selling efforts and a reasonable profit margin.

The following table summarizes the cash consideration for the acquisition of Lamrite (in thousands):

Purchase contract amount	$150,000
Additional consideration to Lamrite shareholders for taxes	6,500
Working capital and other adjustments	(3,090)
Total purchase consideration	$153,410

The following table summarizes the fair values of the assets acquired and liabilities assumed from the acquisition of Lamrite as of February 2, 2016 (in thousands):

Cash and cash equivalents	$2,310
Trade accounts receivable	22,254
Merchandise inventory	83,700
Other current assets	1,202
Property, plant and equipment	25,367
Net favorable leases	2,450
Intangible assets (1)	21,800
Other assets	306
Current liabilities (2)	(30,490)
Other long-term liabilities	(273)
Fair value of net assets acquired	128,626
Goodwill	24,784
Total purchase consideration	$153,410

(1)	Includes customer relationships, trade and brand names and propriety product designs. Intangible assets include $9.4 million of assets that are being amortized over a range of 6 to 18 years.
(2)	Includes accounts payable, accrued expenses, accrued payroll and accrued taxes.

Since the date of acquisition, the results of Lamrite's operations have been included in the Company’s results of operations. The Company has not presented pro forma financial information for prior periods because the impact on our previously reported consolidated financial statements would not have been material.

...

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements of the Company (and the related notes thereto included elsewhere in this quarterly report), and the audited consolidated financial statements of the Company (and the related notes thereto) and the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016 (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) pursuant to Section 13 or 15(d) under the Securities Act of 1934 on March 17, 2016.

All of the “Company”, “us”, “we”, “our”, and similar expressions are references to The Michaels Companies, Inc. (“Michaels”) and our consolidated wholly-owned subsidiaries, unless otherwise expressly stated or the context otherwise requires.

We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31. All references to fiscal year mean the year in which that fiscal year began. References to “fiscal 2016” relate to the 52 weeks ended January 28, 2017 and references to “fiscal 2015” relate to the 52 weeks ended January 30, 2016. In addition, all references to “the first quarter of fiscal 2016” relate to the 13 weeks ended April 30, 2016 and all references to “the first quarter of fiscal 2015” relate to the 13 weeks ended May 2, 2015. Because of the seasonal nature of our business, the results of operations for the 13 weeks ended April 30, 2016 are not indicative of the results to be expected for the entire year.

Overview

We are the largest arts and crafts specialty retailer in North America (based on store count) providing materials, project ideas and education for creative activities, under the retail brands of Michaels, Aaron Brothers and Pat Catan’s. We also operate an international wholesale business under the Darice brand name and a market-leading vertically-integrated custom framing business. At April 30, 2016, we operated 1,204 Michaels stores, 115 Aaron Brothers stores and 33 Pat Catan’s stores.

On February 2, 2016, the Company completed the acquisition of Lamrite West, Inc. and certain of its affiliates and subsidiaries (“Lamrite”) for $150.0 million, prior to certain purchase price adjustments, utilizing our cash on hand. Lamrite operates an international wholesale business under the Darice brand name (“Darice”) and 33 arts and crafts retail stores, located primarily in Ohio and the surrounding states, under the Pat Catan’s brand name (“Pat Catan’s”). Lamrite is expected to generate revenues of over $200 million in fiscal 2016 and the retail stores have approximately 32,000 average square feet of selling space per store. The acquisition is expected to enhance our private brand development capabilities, accelerate our direct sourcing initiatives and strengthen our business-to-business capabilities.

Net sales for the first quarter of fiscal 2016 increased 7.5% compared to the same period in the prior year. The increase in net sales was primarily due to a $53.2 million increase related to the acquisition of Lamrite in February 2016 and the opening of 24 additional stores (net of closures) since May 2, 2015. Comparable stores sales increased 0.9% during the first quarter of fiscal 2016, or 1.4% at constant exchange rates. Gross profit as a percent of net sales decreased 90 basis points to 40.1% during the first quarter of fiscal 2016 primarily due to lower margins associated with Lamrite’s wholesale business and $3.6 million of non-recurring purchase accounting adjustments related to inventory. Operating income as a percent of net sales decreased 0.9% to 12.5% for the first quarter of fiscal 2016 as compared to 13.4% in the same period in the prior year. The decrease is due primarily to the acquisition of Lamrite, including $7.7 million of integration costs and non-recurring purchase accounting adjustments.

Comparable Store Sales

Comparable store sales represents the change in net sales for stores open the same number of months in the comparable period of the previous year, including stores that were relocated or expanded during either period, as well as e-commerce sales. A store is deemed to become comparable in its 14th month of operation in order to eliminate grand opening sales distortions. A store temporarily closed more than two weeks is not considered comparable during the month it is closed. If a store is closed longer than two weeks but less than two months, it becomes comparable in the month in which it reopens, subject to a mid-month convention. A store closed longer than two months becomes comparable in its 14th month of operation after its reopening.  Pat Catan’s stores will not be included in comparable store sales until the 14th month after the acquisition.

Operating Information

The following table sets forth certain operating data:

	13 Weeks Ended
	April 30,	May 2,
	2016	2015
Michaels stores:
Open at beginning of period	1,196	1,168
New stores	11	10
Relocated stores opened	6	10
Closed stores	(3)	(1)
Relocated stores closed	(6)	(10)
Open at end of period	1,204	1,177

Aaron Brothers stores:
Open at beginning of period	117	120
Closed stores	(2)	(2)
Open at end of period	115	118

Pat Catan's stores:
Acquired stores	32	—
New stores	1	—
Open at end of period	33	—
Total store count at end of period	1,352	1,295

Other Operating Data:
Average inventory per Michaels store (in thousands) (1)	$787	$810
Comparable store sales	0.9%	0.3%
Comparable store sales, at constant currency	1.4%	1.4%

(1)	The calculation of average inventory per Michaels store excludes our Aaron Brothers and Pat Catan’s stores.

Results of Operations

The following table sets forth the percentage relationship to net sales of line items of our consolidated statements of comprehensive income. This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes.

	13 Weeks Ended
	April 30,	May 2,
	2016	2015
Net sales	100.0%	100.0%
Cost of sales and occupancy expense	59.9	59.0
Gross profit	40.1	41.0
Selling, general and administrative	27.4	27.4
Store pre-opening costs	0.1	0.2
Operating income	12.5	13.4
Interest expense	2.8	3.5
Other expense, net	0.0	0.0
Income before income taxes	9.7	9.8
Provision for income taxes	3.6	3.6
Net income	6.1%	6.2%

13 Weeks Ended April 30, 2016 Compared to the 13 Weeks Ended May 2, 2015

Net Sales. Net sales increased $81.3 million in the first quarter of fiscal 2016, or 7.5%, compared to the first quarter of fiscal 2015. The increase in net sales was due to a $53.2 million increase related to the acquisition of Lamrite in fiscal 2016, an $18.6 million increase related to 24 additional stores opened (net of closures) since May 2, 2015, and a $9.5 million increase in comparable store sales. Comparable store sales increased 0.9%, or 1.4% at constant exchange rates, due primarily to an increase in customer transactions and our average ticket.

Gross Profit. Gross profit was 40.1% of net sales in the first quarter of fiscal 2016 compared to 41.0% in the first quarter of fiscal 2015. The 90 basis point decline was primarily due to lower margins associated with Lamrite’s wholesale business, $3.6 million of non-recurring purchase accounting adjustments related to inventory and a higher mix of sales from merchandise on promotion. The decline was partially offset by an increase in retail prices and sourcing efficiencies.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) was 27.4% of net sales for the first quarter of fiscal 2016 and fiscal 2015. SG&A increased $22.2 million to $317.8 million for the first quarter of fiscal 2016. The increase was due primarily to $15.2 million of expenses attributable to Lamrite’s operations, $4.1 million of Lamrite integration costs, a $4.2 million increase associated with operating 24 additional stores (net of closures) and a $3.9 million increase in marketing expenses. The increase was partially offset by lower professional fees.

Interest Expense. Interest expense decreased $5.6 million to $32.2 million in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015. The decrease was primarily attributable to $3.5 million of interest savings from the redemption of the 7.50%/8.25% PIK Toggle Notes due 2018 (“PIK Notes”) during the second quarter of fiscal 2015 and $1.8 million of interest savings due to the partial redemption of our senior secured term loan facility (“Restated Term Loan Credit Facility”) in the fourth quarter of fiscal 2015.

Provision for Income Taxes. The effective tax rate increased to 37.2% in the first quarter of fiscal 2016 from 37.0% in the first quarter of fiscal 2015. The increase in the effective tax rate was primarily associated with a proportionally higher amount of earnings in the U.S. in the first quarter of fiscal 2016 compared to the same period in the prior year.

Liquidity and Capital Resources

We require cash principally for day-to-day operations, to finance capital investments, to purchase inventory, to service our outstanding debt and for seasonal working capital needs. We expect that our available cash, cash flow generated from operating activities and funds available under our senior secured asset-based revolving credit facility (“Restated Revolving Credit Facility”) will be sufficient to fund planned capital expenditures, working capital requirements, debt repayments, debt service requirements and anticipated growth for the foreseeable future. Our ability to satisfy our liquidity needs and to continue to refinance or reduce debt could be adversely affected by the occurrence of any of the events described under Item 1A. Risk Factors of our Report on Form 10-K for the fiscal year ended January 30, 2016 or our failure to meet our debt covenants. Our Restated Revolving Credit Facility provides senior secured financing of up to $650.0 million, subject to a borrowing base. As of April 30, 2016, the borrowing base was $650.0 million, of which we had $64.5 million of outstanding standby letters of credit, no outstanding borrowings and $585.5 million of unused borrowing capacity. Our cash and cash equivalents totaled $171.9 million at April 30, 2016, of which $35.5 million was held by our foreign subsidiaries. If it were necessary to repatriate these funds for use in the U.S., we would be required to pay U.S. taxes on the amount of undistributed earnings in our foreign subsidiaries. However, it is our intent to indefinitely reinvest these funds outside the U.S.

On February 2, 2016, the Company completed the acquisition of Lamrite for $150.0 million, prior to certain purchase price adjustments, utilizing our cash on hand. Lamrite operates an international wholesale business under the Darice brand name and 33 arts and crafts retail stores, located primarily in Ohio and the surrounding states, under the Pat Catan’s brand name. Lamrite is expected to generate revenues of over $200 million in fiscal 2016 and the retail stores have approximately 32,000 average square feet of selling space per store. The acquisition is expected to enhance our private brand development capabilities, accelerate our direct sourcing initiatives and strengthen our business-to-business capabilities.

In March 2016, the Board of Directors authorized the Company to purchase $200.0 million of the Company’s common stock on the open market. The share repurchase program does not have an expiration date, and the timing and number of repurchase transactions under the program will depend on market conditions, corporate considerations, debt agreements and regulatory requirements. Shares repurchased under the program are held as treasury shares until retired. As of April 30, 2016, we have repurchased 2.3 million shares for an aggregate amount of $59.3 million and have $140.7 million of availability remaining under our share repurchase program.

On May 27, 2016, MSI entered into an amended and restated credit agreement with Wells Fargo Bank, National Association and other lenders to amend various terms of our Restated Revolving Credit Facility. The amended credit agreement, together with the related security, guarantee and other agreements, is referred to as the “Amended Revolving Credit Facility”. The Amended Revolving Credit Facility provides for senior secured financing of up to $850.0 million, subject to a borrowing base, with the right to request up to $200.0 million of additional commitments. The borrowing base under the Amended Revolving Credit Facility equals the sum of: (i) 90% of eligible credit card receivables, (ii) 85% of eligible trade receivables, (iii) 90% to 92.5% of the appraised value of eligible inventory, plus (iv) 90% to 92.5% of the lesser of (a) the appraised value of eligible inventory supported by letters of credit, and (b) the face amount of the letters of credit, less (v) certain reserves. The Amended Revolving Credit Facility matures in May 2021, subject to a springing maturity date if certain of our outstanding indebtedness has not been repaid, redeemed, refinanced, cash collateralized or if the necessary availability reserves have not been established prior to such time. The obligations under the Amended Revolving Credit Facility are secured by (subject to certain exceptions) a first priority security interest in the current assets of the borrowers and facility guarantors and a second priority security interest in all other assets.

We had total outstanding debt of $2,785.9 million at April 30, 2016, of which $2,275.9 million was subject to variable interest rates and $510.0 million was subject to fixed interest rates.

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

We intend to use excess operating cash flows to invest in growth opportunities, to repurchase outstanding shares and to repay portions of our indebtedness, depending on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. As such, we and our subsidiaries, affiliates and significant shareholders may, from time to time, seek to retire or purchase our outstanding debt (including publicly issued debt) through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise. If we use our excess cash flows to repay our debt, it will reduce the amount of excess cash available for additional capital expenditures.

Cash Flow from Operating Activities

Cash flows used in operating activities was $23.9 million in the first quarter of fiscal 2016 compared to $71.9 million in the first quarter of fiscal 2015. The improvement was primarily due to the strategic decision to maintain higher inventory levels in fiscal 2015, partially offset by integration costs incurred as a result of the acquisition of Lamrite on February 2, 2016.

Average inventory per Michaels store (including e-commerce and distribution centers) decreased 2.8% to $787,000 at April 30, 2016 from $810,000 at May 2, 2015. The decrease is primarily due to higher inventory levels in the prior year resulting from an effort to mitigate the impact of third-party shipping delays.

Cash Flow from Investing Activities

The following table includes capital expenditures paid during the periods presented (in thousands):

	13 Weeks Ended
	April 30,	May 2,
	2016	2015
New and relocated stores and stores not yet opened (1)	$3,228	$8,721
Existing stores	4,088	16,401
Information systems	4,129	8,273
Corporate and other	3,219	1,569
	$14,664	$34,964

(1)

In the first quarter of fiscal 2016, we incurred capital expenditures related to the opening of 17 Michaels stores, including the relocation of six stores, and one Pat Catan’s store. In the first quarter of fiscal 2015, we incurred capital expenditures related to the opening of 20 Michaels stores, including the relocation of 10 stores.

Contractual Obligations

The Company acquired $76.9 million of Lamrite’s lease commitments in connection with the acquisition. There have been no other material changes to our contractual obligations described in our Annual Report.

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

The following table shows a reconciliation of EBITDA and Adjusted EBITDA to net income and net cash used in operating activities (in thousands):

	13 Weeks Ended
	April 30,	May 2,
	2016	2015
Net cash used in operating activities	$(23,863)	$(71,877)
Depreciation and amortization	(29,470)	(27,945)
Share-based compensation	(3,129)	(2,720)
Debt issuance costs amortization	(1,974)	(2,277)
Accretion of long-term debt, net	62	33
Deferred income taxes	3,991	(5,104)
Losses on disposition of property and equipment	(32)	—
Excess tax benefits from share-based compensation	4,599	10,199
Changes in assets and liabilities	120,581	166,429
Net income	70,765	66,738
Interest expense	32,219	37,816
Provision for income taxes	41,895	39,233
Depreciation and amortization	29,470	27,945
Interest income	(280)	(123)
EBITDA	174,069	171,609
Adjustments:
Share-based compensation	3,129	2,720
Severance costs	746	860
Store pre-opening costs	1,629	2,263
Store remodel costs	(81)	660
Foreign currency transaction losses (gains)	936	(37)
Store closing costs	1,098	(693)
Lamrite integration costs	4,145	—
Other (1)	778	1,027
Adjusted EBITDA	$186,449	$178,409

(1)	Other adjustments primarily relate to items such as moving and relocation expenses, franchise taxes, sign on bonuses and certain legal expenses.

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

•

our substantial outstanding indebtedness of $2.8 billion could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our $2.3 billion variable rate debt and prevent us from meeting our obligations under our notes and credit facilities;

•

restrictions in our debt agreements that limit our flexibility in operating our business, as our senior secured credit facilities and the indentures governing our notes contain various covenants that limit our ability to engage in specified types of transactions and require that we maintain specified financial ratios upon the occurrence of certain events;

•	changes in customer demand could materially adversely affect our sales, results of operations and cash flow;

•

our failure to adequately maintain security and prevent unauthorized access to electronic and other confidential information, which could result in an additional data breach, could materially adversely affect our financial condition and operating results;

•	competition, including internet-based competition, could negatively impact our business;

•	our reliance on foreign suppliers increases our risk of not obtaining adequate, timely and cost-effective product supplies;

•	how well we manage our business;

•

our ability to open new stores and increase comparable store sales growth, as our growth depends on our strategy of expanding our base of retail stores; and, if we are unable to continue this strategy, our ability to increase our sales, profitability and cash flow could be impaired;

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

•	our results may be adversely affected by serious disruptions or catastrophic events, including geo-political events and weather;

•	any difficulty executing or integrating an acquisition, a business combination or a major business initiative could adversely affect our business or results of operations;

•	our holding company structure makes us, and certain of our direct and indirect subsidiaries, dependent on the operations of our, and their, subsidiaries to meet our financial obligations; and

•

investment funds affiliated with the Sponsors own approximately 55% of the outstanding shares of our common stock and as a result will have the ability to control the outcome of matters submitted for stockholder approval, including the ability to direct the election of all of the members of our Board of Directors, and they may have interests that differ from those of other stockholders.

For more details on factors that may cause actual results to differ materially from such forward-looking statements, please see the Risk Factors section of our Annual Report. Except as required by applicable law, we disclaim any intention to, and undertake no obligation to, update or revise any forward-looking statement.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Risk

We are exposed to fluctuations in exchange rates between the U.S. and Canadian dollar, which is the functional currency of our Canadian subsidiaries. Our sales, costs and expenses of our Canadian subsidiaries, when translated into U.S. dollars, can fluctuate due to exchange rate movement. As of April 30, 2016, a 10% increase or decrease in the exchange rate of the Canadian dollar would increase or decrease net income by approximately $2 million for the 13 weeks ended April 30, 2016.

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our Restated Term Loan Credit Facility and our Restated Revolving Credit Facility. The interest rates on our Restated Term Loan Credit Facility and our Restated Revolving Credit Facility will reprice periodically, which will impact our earnings and cash flow. The interest rate on our 2020 Senior Subordinated Notes is fixed. Based on our overall interest rate exposure to variable rate debt outstanding as of April 30, 2016, a 1% change in interest rates would impact income before income taxes by approximately $23 million for fiscal 2016. A 1% change in interest rates would impact the fair value of our long-term fixed rate debt by approximately $13 million. A change in interest rates would not materially affect the fair value of our variable rate debt as the debt reprices periodically.

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

Change in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

 Information regarding legal proceedings is incorporated by reference from Note 7 to the consolidated financial statements.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors described in the Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides certain information with respect to our purchases of shares of the Company’s common stock during the first quarter of fiscal 2016:

				Approximate Dollar Value
			Total Number of	of Shares That May
			Shares Purchased	Yet Be Purchased
	Total Number of	Average Price	as Part of Publicly	Under the Plan (b)
Period	Shares Purchased (a)	Paid per Share	Announced Plan (b)	(in thousands)
January 31, 2016 - February 27, 2016	1,704	$20.55	—	$—
February 28, 2016 - April 2, 2016	2,066,064	26.13	2,029,081	147,025
April 3, 2016 - April 30, 2016	224,020	28.45	224,020	140,652
Total	2,291,788	$26.36	2,253,101	$140,652

(a)

These amounts reflect the following transactions during the first quarter of fiscal 2016: (i) the repurchase of 2,253,101 shares as part of our publicly announced share repurchase program and (ii) the surrender of shares of common stock to the Company to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards.

(b)

In March 2016, the Board of Directors authorized the Company to purchase up to $200.0 million of the Company’s common stock on the open market. The share repurchase program does not have an expiration date. The Company intends to retire shares repurchased under the program.

ITEM 5.  OTHER INFORMATION.

Iran Threat Reduction and Syria Human Rights Act of 2012

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this Quarterly Report on Form 10-Q, which includes disclosures publicly filed and/or provided to The Blackstone Group L.P., one of our Sponsors, by Travelport Worldwide Limited and NCR Corporation, each of which may be considered its affiliate.

ITEM 6.  EXHIBITS

(a)	Exhibits:

Exhibit Number	Description of Exhibit

10.1

Third Amended and Restated Credit Agreement, dated as of May 27, 2016, by and among Michaels Stores, Inc., the other borrowers party thereto, the facility guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, collateral agent, issuing bank and swingline lender, the other lenders party thereto and the other agents named therein (previously filed as Exhibit 10.1 to Form 8-K filed by the Company on May 27, 2016, SEC File No. 001-36501).

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

Date: June 8, 2016