Form 10-Q
period 2016-07-30
Michaels Companies, Inc.
filed 2016-08-26
CIK 1593936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2016

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

As of August 18, 2016, 205,810,700 shares of The Michaels Companies, Inc.’s common stock were outstanding.

994

THE MICHAELS COMPANIES, INC.

Part I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE MICHAELS COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	July 30,	August 1,	July 30,	August 1,
	2016	2015	2016	2015
Net sales	$1,060,353	$984,270	$2,219,233	$2,061,870
Cost of sales and occupancy expense	669,656	610,949	1,363,785	1,246,752
Gross profit	390,697	373,321	855,448	815,118
Selling, general and administrative	302,712	275,699	620,512	571,270
Store pre-opening costs	908	1,040	2,534	3,284
Operating income	87,077	96,582	232,402	240,564
Interest expense	31,954	34,311	64,173	72,127
Losses on early extinguishments of debt and refinancing costs	405	6,072	405	6,072
Other (income) expense, net	(515)	(136)	(69)	59
Income before income taxes	55,233	56,335	167,893	162,306
Provision for income taxes	19,616	20,624	61,511	59,857
Net income	$35,617	$35,711	$106,382	$102,449

Other comprehensive income, net of tax:
Foreign currency translation adjustment and other	(4,759)	(7,223)	9,450	(2,907)
Comprehensive income	$30,858	$28,488	$115,832	$99,542

Earnings per common share:
Basic	$0.17	$0.17	$0.51	$0.49
Diluted	$0.17	$0.17	$0.51	$0.49
Weighted-average common shares outstanding:
Basic	205,881	206,941	206,437	206,283
Diluted	207,547	209,423	208,269	209,240

See accompanying notes to consolidated financial statements.

THE MICHAELS COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	July 30,	January 30,	August 1,
ASSETS	2016	2016	2015
Current Assets:
Cash and equivalents	$114,849	$409,391	$70,368
Merchandise inventories	1,145,422	1,002,607	1,073,722
Prepaid expenses and other	77,472	77,000	75,027
Accounts receivable, net	26,920	9,484	8,217
Income tax receivables	42,676	1,231	53,499
Total current assets	1,407,339	1,499,713	1,280,833
Property and equipment, at cost	1,724,291	1,661,234	1,632,755
Less accumulated depreciation and amortization	(1,325,603)	(1,282,727)	(1,238,069)
Property and equipment, net	398,688	378,507	394,686
Goodwill	119,074	94,290	94,290
Other intangible assets, net	23,703	471	505
Deferred income taxes	39,780	40,399	42,496
Other assets	12,387	9,897	6,059
Total assets	$2,000,971	$2,023,277	$1,818,869

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$462,099	$457,704	$418,745
Accrued liabilities and other	347,349	377,606	349,777
Current portion of long-term debt	66,900	24,900	48,900
Income taxes payable	—	44,640	873
Total current liabilities	876,348	904,850	818,295
Long-term debt	2,735,187	2,744,942	2,902,099
Other liabilities	97,232	97,580	91,032
Total liabilities	3,708,767	3,747,372	3,811,426

Commitments and contingencies

Stockholders’ Deficit:
Common stock, $0.06775 par value, 350,000 shares authorized; 205,824 shares issued and outstanding at July 30, 2016; 208,996 shares issued and outstanding at January 30, 2016; and 208,011 shares issued and outstanding at August 1, 2015	13,770	13,979	13,952
Additional paid-in-capital	493,096	592,420	577,104
Accumulated deficit	(2,202,056)	(2,308,438)	(2,568,901)
Accumulated other comprehensive loss	(12,606)	(22,056)	(14,712)
Total stockholders’ deficit	(1,707,796)	(1,724,095)	(1,992,557)
Total liabilities and stockholders’ deficit	$2,000,971	$2,023,277	$1,818,869

See accompanying notes to consolidated financial statements.

THE MICHAELS COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	26 Weeks Ended
	July 30,	August 1,
	2016	2015
Cash flows from operating activities:
Net income	$106,382	$102,449
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	58,468	55,949
Share-based compensation	6,590	6,225
Debt issuance costs amortization	3,760	4,366
Accretion of long-term debt, net	(124)	(66)
Deferred income taxes	619	6,514
Losses on early extinguishments of debt and refinancing costs	405	6,072
Losses on disposition of property and equipment	35	—
Excess tax benefits from share-based compensation	(7,271)	(12,952)
Changes in assets and liabilities, excluding acquired net assets:
Merchandise inventories	(58,612)	(115,198)
Prepaid expenses and other	639	(2,875)
Accounts receivable	4,858	4,534
Other assets	(445)	(86)
Accounts payable	(20,171)	(19,546)
Accrued interest	(5,045)	89
Accrued liabilities and other	(35,091)	(53,634)
Income taxes	(78,816)	(62,845)
Other liabilities	(605)	(2,067)
Net cash used in operating activities	(24,424)	(83,071)

Cash flows from investing activities:
Additions to property and equipment	(38,395)	(63,241)
Acquisition of Lamrite West, net of cash acquired	(151,100)	—
Net cash used in investing activities	(189,495)	(63,241)

Cash flows from financing activities:
Payment of PIK notes	—	(184,467)
Payments on restated term loan credit facility	(12,450)	(12,450)
Borrowings on asset-based revolving credit facility	42,000	24,000
Payment of debt issuance costs	(3,048)	—
Payment of dividends	(415)	(443)
Proceeds from stock options exercised	15,058	19,586
Excess tax benefits from share-based compensation	7,271	12,952
Common stock repurchased	(129,039)	(19,822)
Other financing activities	—	(971)
Net cash used in financing activities	(80,623)	(161,615)

Net change in cash and equivalents	(294,542)	(307,927)
Cash and equivalents at beginning of period	409,391	378,295
Cash and equivalents at end of period	$114,849	$70,368

Supplemental cash flow information:
Cash paid for interest	$65,634	$67,707
Cash paid for taxes	$138,394	$116,713

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

On February 2, 2016, the Company completed the acquisition of Lamrite West, Inc. and certain of its affiliates and subsidiaries (“Lamrite”) for $150.0 million, prior to certain purchase price adjustments, utilizing our cash on hand. Lamrite operates an international wholesale business under the Darice brand name (“Darice”) and 35 arts and crafts retail stores, located primarily in Ohio and the surrounding states, under the Pat Catan’s brand name (“Pat Catan’s”). See Note 10 for further information.

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

We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31. All references to fiscal year mean the year in which that fiscal year began. References to “fiscal 2016” relate to the 52 weeks ended January 28, 2017 and references to “fiscal 2015” relate to the 52 weeks ended January 30, 2016. In addition, all references to “the second quarter of fiscal 2016” relate to the 13 weeks ended July 30, 2016 and all references to “the second quarter of fiscal 2015” relate to the 13 weeks ended August 1, 2015. Finally, all references to “the six months ended July 30, 2016” relate to the 26 weeks ended July 30, 2016 and all references to “the six months ended August 1, 2015” relate to the 26 weeks ended August 1, 2015. Because of the seasonal nature of our business, the results of operations for the 13 and 26 weeks ended July 30, 2016 are not indicative of the results to be expected for the entire year.

Certain prior year amounts have been reclassified in the accompanying consolidated financial statements to conform to our fiscal 2016 presentation, including the reclassification of current deferred income taxes to non-current deferred income taxes and the reclassification of certain unamortized debt issuance costs from non-current assets to a direct reduction of the related long-term debt obligation as a result of new accounting standards adopted in the fourth quarter of fiscal 2015.

Share Repurchase Program

In March 2016, the Board of Directors authorized the Company to purchase $200.0 million of the Company’s common stock on the open market. The share repurchase program does not have an expiration date, and the timing and number of repurchase transactions under the program will depend on market conditions, corporate considerations, debt agreements and regulatory requirements. Shares repurchased under the program are held as treasury shares until retired. As of July 30, 2016, we have repurchased 4.7 million shares for an aggregate amount of $126.9 million and have $73.1 million of availability remaining under our share repurchase program.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In July 2015, the FASB decided to delay the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The standard is to be applied retrospectively, with early application permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus

Net)” (“ASU 2016-08”) which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”) which provides further guidance on identifying performance obligations and improves the operability and understandability of the licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”) which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition. ASU 2016-08, ASU 2016-10 and ASU 2016-12 have the same effective date and transition requirements as ASU 2014-09. We are currently evaluating the new standards but do not anticipate a material impact to the consolidated financial statements once implemented.

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

The table below provides the carrying and fair values of our senior secured term loan facility (“Restated Term Loan Credit Facility”) and our 5.875% senior subordinated notes maturing in 2020 (“2020 Senior Subordinated Notes”)  as of July 30, 2016. The fair values of our Restated Term Loan Credit Facility and our 2020 Senior Subordinated Notes were determined based on quoted market prices which are considered Level 2 inputs within the fair value hierarchy.

	Notional	Fair
	Value	Value
	(in thousands)
Restated term loan credit facility	$2,269,700	$2,277,082
Senior subordinated notes	510,000	530,400

3. DEBT

Long-term debt consists of the following (in thousands):

		July 30,	January 30,	August 1,
	Interest Rate	2016	2016	2015
Restated term loan credit facility	Variable	$2,269,700	$2,282,150	$2,444,600
Asset-based revolving credit facility	Variable	42,000	—	24,000
Senior subordinated notes	5.875%	510,000	510,000	510,000
Total debt		2,821,700	2,792,150	2,978,600
Less unamortized discount/premium and debt costs		(19,613)	(22,308)	(27,601)
Total debt, net		2,802,087	2,769,842	2,950,999
Less current portion		(66,900)	(24,900)	(48,900)
Long-term debt		$2,735,187	$2,744,942	$2,902,099

Revolving Credit Facility

On May 27, 2016, Michaels Stores, Inc. (“MSI”) entered into an amended and restated credit agreement with Wells Fargo Bank, National Association and other lenders to amend various terms of our senior secured asset-based revolving credit facility (“Restated Revolving Credit Facility”). The amended credit agreement, together with the related security, guarantee and other agreements, is referred to as the “Amended Revolving Credit Facility”. The Amended Revolving Credit Facility provides for senior secured financing of up to $850.0 million, subject to a borrowing base, with the right to request up to $200.0 million of additional commitments. The borrowing base under the Amended Revolving Credit Facility equals the sum of: (i) 90% of eligible credit card receivables, (ii) 85% of eligible trade receivables, (iii) 90% to 92.5% of the appraised value of eligible inventory, plus (iv) 90% to 92.5% of the lesser of (a) the appraised value of eligible inventory supported by letters of credit, and (b) the face amount of the letters of credit, less (v) certain reserves. The Amended Revolving Credit Facility matures in May 2021, subject to a springing maturity date if certain of our outstanding indebtedness has not been repaid, redeemed, refinanced, cash collateralized or if the necessary availability reserves have not been established prior to such time. Our obligations under the Amended Revolving Credit Facility are secured by (subject to certain exceptions) a first priority security interest in the current assets of the borrowers and facility guarantors and a second priority security interest in all other assets.

As of July 30, 2016 and August 1, 2015, the borrowing base under our senior secured asset-based revolving credit facility was $696.4 million and $650.0 million, respectively, of which MSI had unused borrowing capacity of $597.1 million and $564.0 million, respectively. As of July 30, 2016 and August 1, 2015, outstanding standby letters of credit, which reduce our borrowing base, totaled $57.3 million and $62.0 million, respectively. As of July 30, 2016 and August 1, 2015, borrowings under our senior secured asset-based revolving credit facility were $42.0 million and $24.0 million, respectively.

Debt Issuance Costs

Accumulated amortization of debt issuance costs was $61.0 million, $61.0 million and $57.6 million as of July 30, 2016, January 30, 2016 and August 1, 2015, respectively.

4. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table includes detail regarding changes in the composition of accumulated other comprehensive loss (in thousands):

	13 Weeks Ended		26 Weeks Ended
	July 30,	August 1,	July 30,	August 1,
	2016	2015	2016	2015
Beginning of period	$(7,847)	$(7,489)	$(22,056)	$(11,805)
Foreign currency translation adjustment and other	(4,759)	(7,223)	9,450	(2,907)
End of period	$(12,606)	$(14,712)	$(12,606)	$(14,712)

5.   EARNINGS PER SHARE

The Company’s unvested restricted stock awards contain non-forfeitable rights to dividends and meet the criteria of a participating security as defined by ASC 260, “Earnings Per Share.” Under the two-class method, net income per share is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, net income is allocated to both common and participating securities based on their respective weighted-average shares outstanding for the period. Diluted earnings per share is computed by dividing income available to common stockholders by the weighted-average common shares outstanding plus the potential dilutive impact from the exercise of stock options and restricted stock units. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. There were 1.4 million and 0.4 million anti-dilutive shares during the second quarters of fiscal 2016 and fiscal 2015, respectively. There were 1.8 million and 0.3 million anti-dilutive shares during the six months ended July 30, 2016 and August 1, 2015, respectively.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	July 30,	August 1,	July 30,	August 1,
	2016	2015	2016	2015
Basic earnings per common share:
Net income	$35,617	$35,711	$106,382	$102,449
Less income related to unvested restricted shares	(234)	(150)	(707)	(438)
Income available to common stockholders - Basic	$35,383	$35,561	$105,675	$102,011

Weighted-average common shares outstanding - Basic	205,881	206,941	206,437	206,283

Basic earnings per common share	$0.17	$0.17	$0.51	$0.49

Diluted earnings per common share:
Net income	$35,617	$35,711	$106,382	$102,449
Less income related to unvested restricted shares	(232)	(148)	(701)	(431)
Income available to common shareholders - Diluted	$35,385	$35,563	$105,681	$102,018

Weighted-average common shares outstanding - Basic	205,881	206,941	206,437	206,283
Effect of dilutive stock options and restricted stock units	1,666	2,482	1,832	2,957
Weighted-average common shares outstanding - Diluted	207,547	209,423	208,269	209,240

Diluted earnings per common share	$0.17	$0.17	$0.51	$0.49

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

Our net sales by country are as follows (in thousands):

	13 Weeks Ended		26 Weeks Ended
	July 30,	August 1,	July 30,	August 1,
	2016	2015	2016	2015
United States	$970,367	$896,004	$2,034,204	$1,879,264
Canada	89,986	88,266	185,029	182,606
Total	$1,060,353	$984,270	$2,219,233	$2,061,870

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

	13 Weeks Ended		26 Weeks Ended
	July 30,	August 1,	July 30,	August 1,
	2016	2015	2016	2015
Net income	$35,617	$35,711	$106,382	$102,449
Interest expense	31,954	34,311	64,173	72,127
Losses on early extinguishments of debt and refinancing costs	405	6,072	405	6,072
Provision for income taxes	19,616	20,624	61,511	59,857
Depreciation and amortization	28,998	28,004	58,468	55,949
Interest income	(173)	(57)	(453)	(180)
EBITDA (excluding losses on early extinguishments of debt and refinancing costs)	$116,417	$124,665	$290,486	$296,274

7. CONTINGENCIES

Rea Claim

On September 15, 2011, MSI was served with a lawsuit filed in the California Superior Court in and for the County of Orange (“Superior Court”) by four former store managers as a class action proceeding on behalf of themselves and certain former and current store managers employed by MSI in California. The lawsuit alleged that MSI improperly classified its store managers as exempt employees and as such failed to pay all wages, overtime, waiting time penalties and failed to provide accurate wage statements. The lawsuit also alleged that the foregoing conduct was in breach of various laws, including California’s unfair competition law. On December 3, 2013, the Superior Court entered an order certifying a class of approximately 200 members. MSI successfully removed the case to the United States District Court for the Central District of California and on May 8, 2014, the class was decertified. The named plaintiffs’ claims were resolved in September 2014, but the individual claims of 26 former class members remain pending in the Central District of California.  In addition, a separate representative action brought on behalf of store managers throughout the state is pending in the California Superior Court, County of San Diego. We believe we have meritorious defenses and intend to defend the lawsuits vigorously. We do not believe the resolution of the lawsuits will have a material effect on our consolidated financial statements.

Fair Credit Reporting Claim

On December 11, 2014, MSI was served with a lawsuit, Christina Graham v. Michaels Stores, Inc., filed in the U.S. District Court for the District of New Jersey by a former employee. The lawsuit is a purported class action, bringing plaintiff’s individual claims, as well as claims on behalf of a putative class of applicants who applied for employment with Michaels through an online application, and on whom a background check for employment was procured. The lawsuit alleges that MSI violated the Fair Credit Reporting Act (“FCRA”) and the New Jersey Fair Credit Reporting Act by failing to provide the proper disclosure and obtain the proper authorization to conduct background checks. Since the initial filing, another named plaintiff joined the lawsuit, which was amended in February 2015, Christina Graham and Gary Anderson v. Michaels Stores, Inc., with substantially similar allegations. The plaintiffs seek statutory and punitive damages as well as attorneys’ fees and costs.

Following the filing of the Graham case in New Jersey, five additional purported class action lawsuits with six plaintiffs were filed, Michele Castro and Janice Bercut v. Michaels Stores, Inc., in the U.S. District Court for the Northern District of Texas, Michelle Bercut v. Michaels Stores, Inc. in the Superior Court of California for Sonoma County, Raini Burnside v. Michaels Stores, Inc., in the U.S. District Court for the Western District of Missouri, Sue Gettings v. Michaels Stores, Inc., in the U.S. District Court for the Southern District of New York, and Barbara Horton v. Michaels Stores, Inc., in the U.S. District Court for the Central District of California. All of the plaintiffs alleged violations of the FCRA. In addition, the Castro, Horton and Janice Bercut lawsuits also alleged violations of California’s unfair competition law. The Burnside, Horton and Gettings lawsuits, as well as the claims by Michele Castro, have been dismissed. The Graham, Janice Bercut and Michelle Bercut lawsuits were transferred for centralized pretrial proceedings to the District of New Jersey.

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

In connection with the breach, payment card companies and associations assessed us for unauthorized card charges and costs. We have also incurred other costs associated with the data breach, including legal fees, investigative fees, costs of communications with customers and credit monitoring services provided to our customers.  The assessments and other charges and costs are immaterial to the consolidated financial statements. In addition, various states’ attorneys general investigated events related to the data breach, including how it occurred, its consequences and our responses. We fully cooperated in these investigations and we do not expect any further action.

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

For some of the matters disclosed above, as well as other lawsuits involving the Company, we are able to estimate a range of losses in excess of the amounts recorded, if any, in the accompanying consolidated financial statements. As of July 30, 2016, the aggregate estimated loss is approximately $13 million, which includes amounts recorded by the Company.

8. RELATED PARTY TRANSACTIONS

Affiliates of, or funds advised by, Bain Capital Partners, LLC (“Bain Capital”) and The Blackstone Group L.P. (“The Blackstone Group”, together with Bain Capital and their applicable affiliates, the “Sponsors”) own approximately 50% of our outstanding common stock as of July 30, 2016.

The Blackstone Group owns a majority equity position in RGIS, a vendor we utilize to count our store inventory. Payments associated with this vendor during the second quarters of fiscal 2016 and fiscal 2015 were $1.7 million and $1.5 million, respectively. Payments made during the six months ended July 30, 2016 and August 1, 2015 were $3.7 million and $3.4 million, respectively. These expenses are included in selling, general and administrative (“SG&A”) in the consolidated statements of comprehensive income.

The Blackstone Group owns an equity position in Vistar, a vendor we utilize for all of the candy-type items in our stores. Payments associated with this vendor during the second quarters of fiscal 2016 and fiscal 2015 were $6.6 million and $5.7 million, respectively. Payments made during each of the six months ended July 30, 2016 and August 1, 2015 were $12.9 million. These expenses are recognized in cost of sales and occupancy expense in the consolidated statements of comprehensive income as the sales are incurred.

The Blackstone Group owns an equity position in Brixmor Properties Group, Excel Trust, Inc., Blackstone Real Estate DDR Retail Holdings III, LLC. and Blackstone Real Estate RC Retail Holdings, LLC., vendors we utilize to lease certain properties. Payments associated with these vendors during the second quarters of fiscal 2016 and fiscal 2015 were $2.9 million and $2.3 million, respectively. Payments made during the six months ended July 30, 2016 and August 1, 2015 were $5.3 million and $4.7 million, respectively. These expenses are included in cost of sales and occupancy expense in the consolidated statements of comprehensive income.

Certain affiliates of The Blackstone Group have significant influence over US Xpress Enterprises, Inc., a vendor we utilize for transportation services. Payments associated with this vendor during the second quarters of fiscal 2016 and fiscal 2015 were $0.2 million and $0.4 million, respectively. Payments made during the six months ended July 30, 2016 and August 1, 2015 were $0.5 million. These expenses are recognized in cost of sales and occupancy expense in the consolidated statements of comprehensive income as the sales are incurred.

Four of our current directors, Joshua Bekenstein, Nadim El Gabbani, Lewis S. Klessel and Peter F. Wallace, are affiliates of Bain Capital or The Blackstone Group. As such, some or all of such directors may have an indirect material interest in payments with respect to debt securities of the Company that have been purchased by affiliates of Bain Capital and The Blackstone Group. As of July 30, 2016, affiliates of The Blackstone Group held $86.0 million of our Restated Term Loan Credit Facility.

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

Michaels Stores, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	July 30,	January 30,	August 1,
ASSETS	2016	2016	2015
Current assets:
Cash and equivalents	$110,100	$404,650	$65,631
Merchandise inventories	1,145,422	1,002,607	1,073,722
Prepaid expenses and other current assets	104,326	87,573	100,437
Total current assets	1,359,848	1,494,830	1,239,790
Property and equipment, net	398,688	378,507	394,686
Goodwill	119,074	94,290	94,290
Other assets	77,503	56,004	55,619
Total assets	$1,955,113	$2,023,631	$1,784,385

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$462,099	$457,704	$418,745
Accrued liabilities and other	345,844	375,992	347,983
Current portion of long-term debt	66,900	24,900	48,900
Other current liabilities	3,087	89,996	2,885
Total current liabilities	877,930	948,592	818,513
Long-term debt	2,735,187	2,744,942	2,902,099
Other liabilities	103,296	95,400	91,032
Total stockholders’ deficit	(1,761,300)	(1,765,303)	(2,027,259)
Total liabilities and stockholders’ deficit	$1,955,113	$2,023,631	$1,784,385

Michaels Stores, Inc.

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	13 Weeks Ended		26 Weeks Ended
	July 30,	August 1,	July 30,	August 1,
	2016	2015	2016	2015
Net sales	$1,060,353	$984,270	$2,219,233	$2,061,870
Cost of sales and occupancy expense	669,656	610,949	1,363,785	1,246,752
Gross profit	390,697	373,321	855,448	815,118
Selling, general and administrative	302,146	275,380	619,411	570,729
Other operating expense	908	1,040	2,534	3,284
Operating income	87,643	96,901	233,503	241,105
Interest and other expense	31,849	34,063	64,519	68,415
Income before income taxes	55,794	62,838	168,984	172,690
Provision for income taxes	19,825	23,034	61,917	63,705
Net income	$35,969	$39,804	$107,067	$108,985

Other comprehensive income, net of tax:
Foreign currency translation adjustment and other	(4,759)	(7,223)	9,450	(2,907)
Comprehensive income	$31,210	$32,581	$116,517	$106,078

Michaels Stores, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	26 Weeks Ended
	July 30,	August 1,
	2016	2015
Cash flows from operating activities:
Net cash used in operating activities	$(11,866)	$(80,172)

Cash flows from investing activities:
Additions to property and equipment	(38,395)	(63,241)
Acquisition of Lamrite West, net of cash acquired	(151,100)	—
Net cash used in investing activities	(189,495)	(63,241)

Cash flows from financing activities:
Net repayments of debt	(12,450)	(12,450)
Net borrowings of debt	42,000	24,000
Payment of dividend to Michaels Funding, Inc.	(126,962)	(188,046)
Other financing costs	4,223	11,981
Net cash used in financing activities	(93,189)	(164,515)

Net change in cash and equivalents	(294,550)	(307,928)
Cash and equivalents at beginning of period	404,650	373,559
Cash and equivalents at end of period	$110,100	$65,631

10.   ACQUISITION

On February 2, 2016, we acquired Lamrite for $150.0 million, prior to certain purchase price adjustments, utilizing our cash on hand. Lamrite operates an international wholesale business under the Darice brand name and 35 arts and crafts retail stores (32 as of the acquisition date), located primarily in Ohio and the surrounding states, under the Pat Catan’s brand name. We incurred integration related costs of $1.9 million during the second quarter of fiscal 2016 and $6.0 million during the six months ended July 30, 2016. These expenses have been included in SG&A in the consolidated statements of comprehensive income.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed from the acquisition of Lamrite as of February 2, 2016 (in thousands):

Cash and cash equivalents	$2,310
Trade accounts receivable	22,254
Merchandise inventory	83,700
Other current assets	1,202
Property, plant and equipment	25,367
Net favorable leases	2,450
Intangible assets (1)	21,800
Other assets	306
Current liabilities (2)	(30,490)
Other long-term liabilities	(273)
Fair value of net assets acquired	128,626
Goodwill	24,784
Total purchase consideration	$153,410

(1)	Includes customer relationships, trade and brand names and proprietary product designs. Intangible assets include $9.4 million of assets that are being amortized over a range of 6 to 18 years.
(2)	Includes accounts payable, accrued expenses, accrued payroll and accrued taxes.

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

We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31. All references to fiscal year mean the year in which that fiscal year began. References to “fiscal 2016” relate to the 52 weeks ended January 28, 2017 and references to “fiscal 2015” relate to the 52 weeks ended January 30, 2016. In addition, all references to “the second quarter of fiscal 2016” relate to the 13 weeks ended July 30, 2016 and all references to “the second quarter of fiscal 2015” relate to the 13 weeks ended August 1, 2015. Finally, all references to “the six months ended July 30, 2016” relate to the 26 weeks ended July 30, 2016 and all references to “the six months ended August 1, 2015” relate to the 26 weeks ended August 1, 2015. Because of the seasonal nature of our business, the results of operations for the 13 and 26 weeks ended July 30, 2016 are not indicative of the results to be expected for the entire year.

Overview

We are the largest arts and crafts specialty retailer in North America (based on store count) providing materials, project ideas and education for creative activities under the retail brands of Michaels, Aaron Brothers and Pat Catan’s. We also operate an international wholesale business under the Darice brand name and a market-leading vertically-integrated custom framing business. At July 30, 2016, we operated 1,209 Michaels stores, 112 Aaron Brothers stores and 35 Pat Catan’s stores.

On February 2, 2016, the Company completed the acquisition of Lamrite West, Inc. and certain of its affiliates and subsidiaries (“Lamrite”) for $150.0 million, prior to certain purchase price adjustments, utilizing our cash on hand. Lamrite operates an international wholesale business under the Darice brand name (“Darice”) and 35 arts and crafts retail stores, located primarily in Ohio and the surrounding states, under the Pat Catan’s brand name (“Pat Catan’s”). We expect Lamrite to generate revenues of more than $200 million in fiscal 2016 and the retail stores have approximately 32,000 average square feet of selling space per store. The acquisition is expected to enhance our private brand development capabilities, accelerate our direct sourcing initiatives and strengthen our business-to-business capabilities.

Net sales for the second quarter of fiscal 2016 increased 7.7% compared to the same period in the prior year. The increase in net sales was primarily due to a $54.3 million increase related to the acquisition of Lamrite in February 2016 and the opening of 17 additional stores (net of closures) since August 1, 2015. Comparable stores sales increased 0.7% during the second quarter of fiscal 2016, or 1.0% at constant exchange rates. Gross profit as a percent of net sales decreased 110 basis points to 36.8% during the second quarter of fiscal 2016 primarily due to lower margins associated with Lamrite’s wholesale business. Operating income as a percent of net sales decreased 1.6% to 8.2% for the second quarter of fiscal 2016 as compared to 9.8% in the same period in the prior year. The decrease is due primarily to the acquisition of Lamrite, including $0.5 million of integration costs and non-recurring purchase accounting adjustments, and an increase in professional fees.

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

Operating Information

The following table sets forth certain operating data:

	13 Weeks Ended		26 Weeks Ended
	July 30,	August 1,	July 30,	August 1,
	2016	2015	2016	2015
Michaels stores:
Open at beginning of period	1,204	1,177	1,196	1,168
New stores	5	9	16	19
Relocated stores opened	4	3	10	13
Closed stores	—	—	(3)	(1)
Relocated stores closed	(4)	(3)	(10)	(13)
Open at end of period	1,209	1,186	1,209	1,186

Aaron Brothers stores:
Open at beginning of period	115	118	117	120
Closed stores	(3)	—	(5)	(2)
Open at end of period	112	118	112	118

Pat Catan's stores:
Open at beginning of period	33	—	—	—
Acquired stores	—	—	32	—
New stores	2	—	3	—
Open at end of period	35	—	35	—
Total store count at end of period	1,356	1,304	1,356	1,304

Other Operating Data:
Average inventory per Michaels store (in thousands) (1)	$846	$880	$846	$880
Comparable store sales	0.7%	1.6%	0.8%	0.9%
Comparable store sales, at constant currency	1.0%	2.9%	1.2%	2.1%

(1)	The calculation of average inventory per Michaels store excludes our Aaron Brothers and Pat Catan’s stores.

Results of Operations

The following table sets forth the percentage relationship to net sales of line items of our consolidated statements of comprehensive income. This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes.

	13 Weeks Ended		26 Weeks Ended
	July 30,	August 1,	July 30,	August 1,
	2016	2015	2016	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and occupancy expense	63.2	62.1	61.5	60.5
Gross profit	36.8	37.9	38.5	39.5
Selling, general and administrative	28.5	28.0	28.0	27.7
Store pre-opening costs	0.1	0.1	0.1	0.2
Operating income	8.2	9.8	10.5	11.7
Interest expense	3.0	3.5	2.9	3.5
Losses on early extinguishments of debt and refinancing costs	—	0.6	—	0.3
Other (income) expense, net	—	—	—	—
Income before income taxes	5.2	5.7	7.6	7.9
Provision for income taxes	1.8	2.1	2.8	2.9
Net income	3.4%	3.6%	4.8%	5.0%

13 Weeks Ended July 30, 2016 Compared to the 13 Weeks Ended August 1, 2015

Net Sales. Net sales increased $76.1 million in the second quarter of fiscal 2016, or 7.7%, compared to the second quarter of fiscal 2015. The increase in net sales was due to a $54.3 million increase related to the acquisition of Lamrite in fiscal 2016, a $15.2 million increase related to 17 additional stores opened (net of closures) since August 1, 2015, and a $6.6 million increase in comparable store sales. Comparable store sales increased 0.7%, or 1.0% at constant exchange rates, due primarily to an increase in customer transactions.

Gross Profit. Gross profit was 36.8% of net sales in the second quarter of fiscal 2016 compared to 37.9% in the second quarter of fiscal 2015. The 110 basis point decline was primarily due to lower margins associated with Lamrite’s wholesale business, timing associated with distribution related costs and an increase in promotional activity. The decline was partially offset by an increase in retail prices, sourcing efficiencies and a $1.4 million benefit associated with non-recurring purchase accounting adjustments related to inventory.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) was 28.5% of net sales for the second quarter of fiscal 2016 compared to 28.0% for the second quarter of fiscal 2015. SG&A increased $27.0 million to $302.7 million for the second quarter of fiscal 2016. The increase was due primarily to $15.5 million of expenses attributable to Lamrite’s operations, a $3.4 million increase associated with operating 17 additional stores (net of closures), $1.9 million of Lamrite integration costs and an increase in professional fees.

Interest Expense. Interest expense decreased $2.4 million to $32.0 million in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015. The decrease was primarily attributable to $1.7 million of interest savings from the partial redemption of our senior secured term loan facility (“Restated Term Loan Credit Facility”) in the fourth quarter of fiscal 2015 and $0.3 million of interest savings due to the refinancing of our senior secured asset-based revolving credit facility (“Restated Revolving Credit Facility”) in the second quarter of fiscal 2016.

Losses on Early Extinguishments of Debt and Refinancing Costs. We recorded a loss on the early extinguishment of debt of $0.4 million during the second quarter of fiscal 2016 related to the refinancing of our Restated Revolving Credit Facility. We recorded a loss on the early extinguishment of debt of $6.1 million during the second quarter of fiscal 2015 related to the redemption of our remaining outstanding 7.50%/8.25% PIK Toggle Notes due 2018 (“PIK Notes”), consisting of $3.6 million of redemption premiums and $2.5 million to write off related debt issuance costs.

26 Weeks Ended July 30, 2016 Compared to the 26 Weeks Ended August 1, 2015

Net Sales. Net sales increased $157.4 million in the first six months of fiscal 2016, or 7.6%, compared to the first six months of fiscal 2015. The increase in net sales was due to a $107.5 million increase related to the acquisition of Lamrite in fiscal 2016, a $33.8 million increase related to 17 additional stores opened (net of closures) since August 1, 2015, and a $16.1 million increase in comparable store sales. Comparable store sales increased 0.8%, or 1.2% at constant exchange rates, due primarily to an increase in customer transactions.

Gross Profit. Gross profit was 38.5% of net sales for the first six months of fiscal 2016 compared to 39.5% for the first six months of fiscal 2015. The 100 basis point decline was primarily due to lower margins associated with Lamrite’s wholesale business, $2.2 million of non-recurring purchase accounting adjustments related to inventory and an increase in promotional activity. The decline was partially offset by an increase in retail prices and sourcing efficiencies.

Selling, General and Administrative. SG&A was 28.0% of net sales for the first six months of fiscal 2016 compared to 27.7% in the first six months of fiscal 2015. SG&A increased $49.2 million to $620.5 million for the first six months of fiscal 2016. The increase was due primarily to $30.7 million of expenses attributable to Lamrite’s operations, a $7.8 million increase associated with operating 17 additional stores (net of closures), $6.0 million of Lamrite integration costs and an increase in professional fees.

Interest Expense. Interest expense decreased $8.0 million to $64.2 million in the first six months of fiscal 2016 compared to the first six months of fiscal 2015. The decrease was primarily attributable to $3.6 million of interest savings from the redemption of the PIK Notes during the second quarter of fiscal 2015, $3.5 million of interest savings from the partial redemption of our Restated Term Loan Credit Facility in the fourth quarter of fiscal 2015 and $0.3 million of interest savings from the refinancing of our Restated Revolving Credit Facility in the second quarter of fiscal 2016.

Losses on Early Extinguishments of Debt and Refinancing Costs. We recorded a loss on the early extinguishment of debt of $0.4 million in the first six months of fiscal 2016 related to the refinancing of our Restated Revolving Credit Facility. We recorded a loss on the early extinguishment of debt of $6.1 million in the first six months of fiscal 2015 related to the redemption of our remaining outstanding PIK Notes, consisting of $3.6 million of redemption premiums and $2.5 million to write off related debt issuance costs.

Liquidity and Capital Resources

We require cash principally for day-to-day operations, to finance capital investments, to purchase inventory, to service our outstanding debt and for seasonal working capital needs. We expect that our available cash, cash flow generated from operating activities and funds available under our Amended Revolving Credit Facility (as defined below) will be sufficient to fund planned capital expenditures, working capital requirements, debt repayments, debt service requirements and anticipated growth for the foreseeable future. Our ability to satisfy our liquidity needs and to continue to refinance or reduce debt could be adversely affected by the occurrence of any of the events described under Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended January 30, 2016 or our failure to meet our debt covenants. Our Amended Revolving Credit Facility provides senior secured financing of up to $850.0 million, subject to a borrowing base. As of July 30, 2016, the borrowing base was $696.4 million, of which we had $57.3 million of outstanding standby letters of credit, $42.0 million in borrowings and $597.1 million of unused borrowing capacity. Our cash and cash equivalents totaled $114.8 million at July 30, 2016, of which $33.0 million was held by our foreign subsidiaries. If it were necessary to repatriate these funds for use in the U.S., we would be required to pay U.S. taxes on the amount of undistributed earnings in our foreign subsidiaries. However, it is our intent to indefinitely reinvest these funds outside the U.S.

On February 2, 2016, the Company completed the acquisition of Lamrite for $150.0 million, prior to certain purchase price adjustments, utilizing our cash on hand. Lamrite operates an international wholesale business under the Darice brand name and 35 arts and crafts retail stores, located primarily in Ohio and the surrounding states, under the Pat Catan’s brand name. We expect Lamrite to generate revenues of more than $200 million in fiscal 2016 and the retail stores have approximately 32,000 average square feet of selling space per store. The acquisition is expected to enhance our private brand development capabilities, accelerate our direct sourcing initiatives and strengthen our business-to-business capabilities.

In March 2016, the Board of Directors authorized the Company to purchase $200.0 million of the Company’s common stock on the open market. The share repurchase program does not have an expiration date, and the timing and number of repurchase transactions under the program will depend on market conditions, corporate considerations, debt agreements and regulatory requirements. Shares repurchased under the program are held as treasury shares until retired. As of July 30, 2016, we have repurchased 4.7 million shares for an aggregate amount of $126.9 million and have $73.1 million of availability remaining under our share repurchase program.

On May 27, 2016, Michaels Stores, Inc. (“MSI”) entered into an amended and restated credit agreement with Wells Fargo Bank, National Association and other lenders to amend various terms of our Restated Revolving Credit Facility. The amended credit agreement, together with the related security, guarantee and other agreements, is referred to as the “Amended Revolving Credit Facility”. The Amended Revolving Credit Facility provides for senior secured financing of up to $850.0 million, subject to a borrowing base, with the right to request up to $200.0 million of additional commitments. The borrowing base under the Amended Revolving Credit Facility equals the sum of: (i) 90% of eligible credit card receivables, (ii) 85% of eligible trade receivables, (iii) 90% to 92.5% of the appraised value of eligible inventory, plus (iv) 90% to 92.5% of the lesser of (a) the appraised value of eligible inventory supported by letters of credit and (b) the face amount of the letters of credit, less (v) certain reserves. The Amended Revolving Credit Facility matures in May 2021, subject to a springing maturity date if certain of our outstanding indebtedness has not been repaid, redeemed, refinanced, cash collateralized or if the necessary availability reserves have not been established prior to such time. Our obligations under the Amended Revolving Credit Facility are secured by (subject to certain exceptions) a first priority security interest in the current assets of the borrowers and facility guarantors and a second priority security interest in all other assets.

We had total outstanding debt of $2,821.7 million at July 30, 2016, of which $2,311.7 million was subject to variable interest rates and $510.0 million was subject to fixed interest rates.

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

Cash Flow from Operating Activities

Cash flows used in operating activities was $24.4 million in the first six months of fiscal 2016 compared to $83.1 million in the first six months of fiscal 2015. The improvement was primarily due to the strategic decision to maintain higher inventory levels in fiscal 2015, partially offset by integration costs incurred as a result of the acquisition of Lamrite on February 2, 2016.

Average inventory per Michaels store (including e-commerce and distribution centers) decreased 3.9% to $846,000 at July 30, 2016 from $880,000 at August 1, 2015. The decrease is primarily due to higher inventory levels in the prior year resulting from an effort to mitigate the impact of third-party shipping delays.

Cash Flow from Investing Activities

The following table includes capital expenditures paid during the periods presented (in thousands):

	26 Weeks Ended
	July 30,	August 1,
	2016	2015
New and relocated stores and stores not yet opened (1)	$10,663	$13,890
Existing stores	10,052	26,670
Information systems	10,972	18,557
Corporate and other	6,708	4,124
	$38,395	$63,241

(1)

In the first six months of fiscal 2016, we incurred capital expenditures related to the opening of 26 Michaels stores, including the relocation of 10 stores, and three Pat Catan’s stores. In the first six months of fiscal 2015, we incurred capital expenditures related to the opening of 32 Michaels stores, including the relocation of 13 stores.

Contractual Obligations

The Company acquired $76.9 million of Lamrite’s lease commitments in connection with the acquisition. There have been no other material changes to our contractual obligations described in our Annual Report.

Non-GAAP Measures

The following table sets forth certain non-GAAP measures the Company uses to manage our performance and measure compliance with certain debt covenants. The Company defines “EBITDA (excluding losses on early extinguishments of debt and refinancing costs)” as net income before interest, income taxes, depreciation, amortization and losses on early extinguishments of debt and refinancing costs. The Company defines “Adjusted EBITDA” as EBITDA (excluding losses on early extinguishments of debt and refinancing costs) adjusted for certain defined amounts in accordance with the Company’s Restated Term Loan Credit Facility and Amended Revolving Credit Facility (collectively, the “Adjustments”).

The Company has presented EBITDA (excluding losses on early extinguishments of debt and refinancing costs) and Adjusted EBITDA to provide investors with additional information to evaluate our operating performance and our ability to service our debt. Adjusted EBITDA is a required calculation under the Company’s Restated Term Loan Credit Facility and its Amended Revolving Credit Facility (together the “Senior Secured Credit Facilities”). As it relates to the Senior Secured Credit Facilities, Adjusted EBITDA is used in the calculations of fixed charge coverage and leverage ratios, which, under certain circumstances determine mandatory repayments or maintenance covenants and may restrict the Company’s ability to make certain payments (characterized as restricted payments), investments (including acquisitions) and debt repayments.

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

The following table shows a reconciliation of EBITDA (excluding losses on early extinguishments of debt and refinancing costs) and Adjusted EBITDA to net income and net cash used in operating activities (in thousands):

	13 Weeks Ended		26 Weeks Ended
	July 30,	August 1,	July 30,	August 1,
	2016	2015	2016	2015
Net cash used in operating activities	$(561)	$(11,194)	$(24,424)	$(83,071)
Depreciation and amortization	(28,998)	(28,004)	(58,468)	(55,949)
Share-based compensation	(3,461)	(3,505)	(6,590)	(6,225)
Debt issuance costs amortization	(1,786)	(2,089)	(3,760)	(4,366)
Accretion of long-term debt, net	62	33	124	66
Deferred income taxes	(4,610)	(1,410)	(619)	(6,514)
Losses on early extinguishments of debt and refinancing costs	(405)	(6,072)	(405)	(6,072)
Losses on disposition of property and equipment	(3)	—	(35)	—
Excess tax benefits from share-based compensation	2,672	2,753	7,271	12,952
Changes in assets and liabilities	72,707	85,199	193,288	251,628
Net income	35,617	35,711	106,382	102,449
Interest expense	31,954	34,311	64,173	72,127
Losses on early extinguishments of debt and refinancing costs	405	6,072	405	6,072
Provision for income taxes	19,616	20,624	61,511	59,857
Depreciation and amortization	28,998	28,004	58,468	55,949
Interest income	(173)	(57)	(453)	(180)
EBITDA (excluding losses on early extinguishments of debt and refinancing costs)	116,417	124,665	290,486	296,274
Adjustments:
Share-based compensation	3,461	3,505	6,590	6,225
Severance costs	174	302	920	1,162
Store pre-opening costs	939	1,047	2,568	3,310
Store remodel costs	71	1,167	(10)	1,827
Foreign currency transaction (gains) losses	(388)	14	548	(23)
Store closing costs	1,054	332	2,152	(361)
Lamrite integration costs	1,874	—	6,019	—
Other (1)	748	1,449	1,526	2,476
Adjusted EBITDA	$124,350	$132,481	$310,799	$310,890

(1)	Other adjustments primarily relate to items such as moving and relocation expenses, franchise taxes, sign on bonuses and certain legal expenses.

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

•

restrictions in our debt agreements that limit our flexibility in operating our business, as our senior secured credit facilities and the indenture governing our notes contain various covenants that limit our ability to engage in specified types of transactions and require that we maintain specified financial ratios upon the occurrence of certain events;

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

•

investment funds affiliated with the Sponsors own approximately 50% of the outstanding shares of our common stock and as a result will have the ability to control the outcome of matters submitted for stockholder approval, including the ability to direct the election of all of the members of our Board of Directors, and they may have interests that differ from those of other stockholders.

For more details on factors that may cause actual results to differ materially from such forward-looking statements, please see the Risk Factors section of our Annual Report. Except as required by applicable law, we disclaim any intention to, and undertake no obligation to, update or revise any forward-looking statement.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We are exposed to fluctuations in exchange rates between the U.S. and Canadian dollar, which is the functional currency of our Canadian subsidiaries. Our sales, costs and expenses of our Canadian subsidiaries, when translated into U.S. dollars, can fluctuate due to exchange rate movement. A 10% increase or decrease in the exchange rate of the Canadian dollar would have increased or decreased net income by approximately $4 million for the 26 weeks ended July 30, 2016.

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our Restated Term Loan Credit Facility and our Amended Revolving Credit Facility. The interest rates on our Restated Term Loan Credit Facility and our Amended Revolving Credit Facility will reprice periodically, which will impact our earnings and cash flow. The interest rate on our 2020 Senior Subordinated Notes is fixed. Based on our overall interest rate exposure to variable rate debt outstanding as of July 30, 2016, a 1% change in interest rates would impact income before income taxes by approximately $23 million for fiscal 2016. A 1% change in interest rates would impact the fair value of our long-term fixed rate debt by approximately $13 million. A change in interest rates would not materially affect the fair value of our variable rate debt as the debt reprices periodically.

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

Change in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended July 30, 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

 Information regarding legal proceedings is incorporated by reference from Note 7 to the consolidated financial statements.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors described in the Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides certain information with respect to our purchases of shares of the Company’s common stock during the second quarter of fiscal 2016:

				Approximate Dollar Value
			Total Number of	of Shares That May
			Shares Purchased	Yet Be Purchased
	Total Number of	Average Price	as Part of Publicly	Under the Plan (b)
Period	Shares Purchased (a)	Paid per Share	Announced Plan (b)	(in thousands)
May 1, 2016 - May 28, 2016	215,666	$28.49	215,666	$134,517
May 29, 2016 - July 2, 2016	1,032,559	27.20	1,024,444	106,677
July 3, 2016 - July 30, 2016	1,216,849	27.80	1,208,910	73,071
Total	2,465,074	$27.61	2,449,020	$73,071

(a)

These amounts reflect the following transactions during the second quarter of fiscal 2016: (i) the repurchase of 2,449,020 shares as part of our publicly announced share repurchase program and (ii) the surrender of shares of common stock to the Company to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards.

(b)

In March 2016, the Board of Directors authorized the Company to purchase up to $200.0 million of the Company’s common stock on the open market. The share repurchase program does not have an expiration date. The Company intends to retire shares repurchased under the program.

ITEM 5.  OTHER INFORMATION

Iran Threat Reduction and Syria Human Rights Act of 2012

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this Quarterly

Report on Form 10-Q, which includes disclosures publicly filed and/or provided to The Blackstone Group L.P., one of our Sponsors, by NCR Corporation, which may be considered its affiliate.

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
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Charles M. Sonsteby
Charles M. Sonsteby
Vice Chairman and Chief Financial Officer (Principal Financial Officer)

Date: August 26, 2016