Form 10-Q
period 2016-10-29
Michaels Companies, Inc.
filed 2016-12-07
CIK 1593936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2016

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

The Michaels Companies, Inc. has submitted electronically and posted on its corporate website every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

The Michaels Companies, Inc. is a large accelerated filer.

The Michaels Companies, Inc. is not a shell company (as defined in Rule 12b-2 of the Exchange Act).

As of November 28, 2016, 204,607,815 shares of The Michaels Companies, Inc.’s common stock were outstanding.

994

THE MICHAELS COMPANIES, INC.

Part I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE MICHAELS COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
Net sales	$1,227,206	$1,168,423	$3,446,438	$3,230,293
Cost of sales and occupancy expense	760,598	702,825	2,124,383	1,949,577
Gross profit	466,608	465,598	1,322,055	1,280,716
Selling, general and administrative	318,580	308,704	939,093	879,974
Store pre-opening costs	1,704	1,042	4,238	4,326
Operating income	146,324	155,852	378,724	396,416
Interest expense	31,538	33,840	95,711	105,967
Losses on early extinguishments of debt and refinancing costs	6,887	—	7,292	6,072
Other expense, net	259	112	188	171
Income before income taxes	107,640	121,900	275,533	284,206
Provision for income taxes	31,181	45,103	92,692	104,960
Net income	$76,459	$76,797	$182,841	$179,246

Other comprehensive income, net of tax:
Foreign currency translation adjustment and other	(3,650)	88	5,800	(2,819)
Comprehensive income	$72,809	$76,885	$188,641	$176,427

Earnings per common share:
Basic	$0.37	$0.37	$0.88	$0.86
Diluted	$0.37	$0.37	$0.88	$0.85
Weighted-average common shares outstanding:
Basic	203,864	207,323	205,580	206,629
Diluted	205,313	209,510	207,293	209,325

See accompanying notes to consolidated financial statements.

THE MICHAELS COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	October 29,	January 30,	October 31,
ASSETS	2016	2016	2015
Current Assets:
Cash and equivalents	$149,970	$409,391	$114,746
Merchandise inventories	1,394,092	1,002,607	1,277,053
Prepaid expenses and other	85,681	77,000	85,709
Accounts receivable, net	36,927	9,484	9,337
Income tax receivables	26,757	1,231	19,566
Total current assets	1,693,427	1,499,713	1,506,411
Property and equipment, at cost	1,759,229	1,661,234	1,645,328
Less accumulated depreciation and amortization	(1,347,027)	(1,282,727)	(1,259,921)
Property and equipment, net	412,202	378,507	385,407
Goodwill	119,074	94,290	94,290
Other intangible assets, net	24,457	471	488
Deferred income taxes	30,293	40,399	41,457
Other assets	12,016	9,897	10,480
Total assets	$2,291,469	$2,023,277	$2,038,533

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$714,198	$457,704	$557,170
Accrued liabilities and other	378,270	377,606	370,671
Current portion of long-term debt	24,900	24,900	24,900
Income taxes payable	—	44,640	6,285
Total current liabilities	1,117,368	904,850	959,026
Long-term debt	2,734,758	2,744,942	2,897,367
Other liabilities	98,866	97,580	92,065
Total liabilities	3,950,992	3,747,372	3,948,458

Commitments and contingencies

Stockholders’ Deficit:
Common stock, $0.06775 par value, 350,000 shares authorized; 204,584 shares issued and outstanding at October 29, 2016; 208,996 shares issued and outstanding at January 30, 2016; and 208,922 shares issued and outstanding at October 31, 2015	13,703	13,979	13,970
Additional paid-in-capital	468,627	592,420	582,833
Accumulated deficit	(2,125,597)	(2,308,438)	(2,492,104)
Accumulated other comprehensive loss	(16,256)	(22,056)	(14,624)
Total stockholders’ deficit	(1,659,523)	(1,724,095)	(1,909,925)
Total liabilities and stockholders’ deficit	$2,291,469	$2,023,277	$2,038,533

See accompanying notes to consolidated financial statements.

THE MICHAELS COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	39 Weeks Ended
	October 29,	October 31,
	2016	2015
Cash flows from operating activities:
Net income	$182,841	$179,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86,679	85,382
Share-based compensation	11,884	9,483
Debt issuance costs amortization	5,308	6,455
Accretion of long-term debt, net	(217)	(98)
Deferred income taxes	10,106	7,553
Losses on early extinguishments of debt and refinancing costs	7,292	6,072
Losses on disposition of property and equipment	56	—
Excess tax benefits from share-based compensation	(7,485)	(14,039)
Changes in assets and liabilities, excluding acquired net assets:
Merchandise inventories	(306,925)	(318,365)
Prepaid expenses and other	(7,554)	(13,583)
Accounts receivable	(4,764)	3,415
Other assets	(353)	(43)
Accounts payable	233,266	119,064
Accrued interest	6,716	5,345
Accrued liabilities and other	(18,613)	(34,540)
Income taxes	(63,001)	(22,412)
Other liabilities	1,280	(1,065)
Net cash provided by operating activities	136,516	17,870

Cash flows from investing activities:
Additions to property and equipment	(82,163)	(89,726)
Acquisition of Lamrite West, net of cash acquired	(151,100)	—
Purchase of long-term investment	(1,325)	(5,000)
Net cash used in investing activities	(234,588)	(94,726)

Cash flows from financing activities:
Payment of PIK notes	—	(184,467)
Payments on term loan credit facility	(12,450)	(18,675)
Borrowings on asset-based revolving credit facility	42,000	45,040
Payments on asset-based revolving credit facility	(42,000)	(45,040)
Payment of debt issuance costs	(11,542)	—
Payment of dividends	(415)	(492)
Proceeds from stock options exercised	15,860	21,398
Excess tax benefits from share-based compensation	7,485	14,039
Common stock repurchased	(160,287)	(20,428)
Other financing activities	—	1,932
Net cash used in financing activities	(161,349)	(186,693)

Net change in cash and equivalents	(259,421)	(263,549)
Cash and equivalents at beginning of period	409,391	378,295
Cash and equivalents at end of period	$149,970	$114,746

Supplemental cash flow information:
Cash paid for interest	$83,958	$94,452
Cash paid for taxes	$144,483	$119,674

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

On February 2, 2016, the Company completed the acquisition of Lamrite West, Inc. and certain of its affiliates and subsidiaries (“Lamrite”) for $150.0 million, prior to certain purchase price adjustments, utilizing our cash on hand. Lamrite operates an international wholesale business under the Darice brand name (“Darice”) and 35 arts and crafts retail stores, located primarily in Ohio and the surrounding states, under the Pat Catan’s brand name (“Pat Catan’s”). See Note 11 for further information.

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

We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31. All references to fiscal year mean the year in which that fiscal year began. References to “fiscal 2016” relate to the 52 weeks ended January 28, 2017 and references to “fiscal 2015” relate to the 52 weeks ended January 30, 2016. In addition, all references to “the third quarter of fiscal 2016” relate to the 13 weeks ended October 29, 2016 and all references to “the third quarter of fiscal 2015” relate to the 13 weeks ended October 31, 2015. Finally, all references to “the nine months ended October 29, 2016” relate to the 39 weeks ended October 29, 2016 and all references to “the nine months ended October 31, 2015” relate to the 39 weeks ended October 31, 2015. Because of the seasonal nature of our business, the results of operations for the 13 and 39 weeks ended October 29, 2016 are not indicative of the results to be expected for the entire year.

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

Share Repurchase Program

In March 2016, the Board of Directors authorized the Company to purchase $200.0 million of the Company’s common stock on the open market. The share repurchase program does not have an expiration date, and the timing and number of repurchase transactions under the program will depend on market conditions, corporate considerations, debt agreements and regulatory requirements. Shares repurchased under the program are held as treasury shares until retired. As of October 29, 2016, we have repurchased 5.9 million shares for an aggregate amount of $156.5 million. In December 2016, the Board of Directors revised the existing share repurchase program and authorized the Company to purchase an additional $300.0 million of the Company’s common stock, increasing the total amount of availability under the share repurchase program to $343.5 million.

Accounting Pronouncements Recently Adopted

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-05, “Intangibles — Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”). ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. We adopted ASU 2015-05 in the first quarter of fiscal 2016 and its adoption did not have a material impact on the consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory” (“ASU 2016-16”). ASU 2016-16 requires entities to recognize income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 is effective for annual periods beginning after December 15, 2017, including interim reporting periods within that reporting period, with early adoption permitted. We are currently evaluating the new standard but do not anticipate a material impact to the consolidated financial statements once implemented.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 clarifies how companies should present and classify certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, including interim reporting periods within that reporting period, with early adoption permitted. We are currently evaluating the new standard but do not anticipate a material impact to the consolidated financial statements once implemented.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”) which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”) which provides further guidance on identifying performance obligations and improves the operability and understandability of the licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”) which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition. The guidance under these standards is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. These standards are to be applied retrospectively, with early application permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We are currently evaluating the new standards but do not anticipate a material impact to the consolidated financial statements once implemented.

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

The table below provides the carrying and fair values of our Amended Term Loan Credit Facility (as defined in Note 3) and our 5.875% senior subordinated notes maturing in 2020 (“2020 Senior Subordinated Notes”) as of October 29, 2016. The fair values of our Amended Term Loan Credit Facility and our 2020 Senior Subordinated Notes were determined based on quoted market prices which are considered Level 2 inputs within the fair value hierarchy.

	Notional	Fair
	Value	Value
	(in thousands)
Term loan credit facility	$2,269,700	$2,286,723
Senior subordinated notes	510,000	526,575

3. DEBT

Long-term debt consists of the following (in thousands):

		October 29,	January 30,	October 31,
	Interest Rate	2016	2016	2015
Term loan credit facility	Variable	$2,269,700	$2,282,150	$2,438,375
Senior subordinated notes	5.875%	510,000	510,000	510,000
Total debt		2,779,700	2,792,150	2,948,375
Less unamortized discount/premium and debt costs		(20,042)	(22,308)	(26,108)
Total debt, net		2,759,658	2,769,842	2,922,267
Less current portion		(24,900)	(24,900)	(24,900)
Long-term debt		$2,734,758	$2,744,942	$2,897,367

Term Loan Credit Facility

On September 28, 2016, Michaels Stores, Inc. (“MSI”) entered into an amendment with Deutsche Bank AG New York Branch and other lenders to amend and restate our term loan credit facility. The amended and restated credit agreement, together with the related security, guarantee and other agreements, is referred to as the “Amended Term Loan Credit Facility”. The Amended Term Loan Credit Facility matures on January 28, 2023 and provides for senior secured financing of $2,269.7 million, the outstanding principal amount of the term loan credit facility at the time of the amendment. MSI has the right under the Amended Term Loan Credit Facility to request additional term loans (a) in the aggregate amount of up to $750.0 million or (b) at MSI’s election, an amount of additional term loans if the consolidated secured debt ratio (as defined in the Amended Term Loan Credit Facility) is no more than 3.25 to 1.00 as of the last day of the most recently ended four quarter period, subject to certain adjustments. The lenders under the Amended Term Loan Credit Facility will not be under any obligation to provide any such additional term loans. Our obligations under the Amended Term Loan Credit Facility are secured by a second priority security interest in the current assets of the borrowers and facility guarantors and a first priority security interest in all other assets, subject to certain exceptions.

Borrowings under the Amended Term Loan Credit Facility bear interest at a rate per annum, at MSI’s option, of either (a) a margin of 1.75% plus a base rate defined as the highest of (1) the prime rate of Deutsche Bank, (2) the federal funds effective rate plus 0.5%, and (3) the one-month London Interbank Offered Rate (“LIBOR”) plus 1% or (b) a margin of 2.75% plus the applicable LIBOR. Subsequent to the first fiscal quarter following the amendment, the applicable margin will be 1.50% for base rate loans and 2.50% for LIBOR loans if our consolidated secured debt ratio is below 1.50:1.00 for the applicable quarter.

There are no limitations on dividends and certain other restricted payments so long as (a) no event of default shall have occurred and be continuing and (b) immediately after giving pro forma effect to such restricted payment(s) and the application of proceeds therefrom, the consolidated total leverage ratio is less than or equal to 3.75 to 1.00.

Revolving Credit Facility

On May 27, 2016, MSI entered into an amended and restated credit agreement with Wells Fargo Bank, National Association and other lenders to amend various terms of our senior secured asset-based revolving credit facility (“Restated Revolving Credit Facility”). The amended credit agreement, together with the related security, guarantee and other agreements, is referred to as the “Amended Revolving Credit Facility”. The Amended Revolving Credit Facility provides for senior secured financing of up to $850.0 million, subject to a borrowing base. We have the right to request up to $200.0 million of additional commitments under the Amended Revolving Credit Facility, although the lenders are not obligated to provide any such additional commitments. The borrowing base under the Amended Revolving Credit Facility equals the sum of: (i) 90% of eligible credit card receivables, (ii) 85% of eligible trade receivables, (iii) 90% to 92.5% of the appraised value of eligible inventory, plus (iv) 90% to 92.5% of the lesser of (a) the appraised value of eligible inventory supported by letters of credit, and (b) the face amount of the letters of credit, less (v) certain reserves. The Amended Revolving Credit Facility matures in May 2021, subject to a springing maturity date if certain of our outstanding indebtedness has not been repaid, redeemed, refinanced, cash collateralized or if the necessary availability reserves have not been established prior to such time. Our obligations under the Amended Revolving Credit Facility are secured by (subject to certain exceptions) a first priority security interest in the current assets of the borrowers and facility guarantors and a second priority security interest in all other assets.

As of October 29, 2016 and October 31, 2015, the borrowing base under our senior secured asset-based revolving credit facility was $850.0 million and $650.0 million, respectively, of which MSI had unused borrowing capacity of $792.7 million and $586.7 million, respectively. As of October 29, 2016 and October 31, 2015, outstanding standby letters of credit, which reduce our borrowing base, totaled $57.3 million and $63.3 million, respectively. There were no outstanding borrowings under our senior secured asset-based revolving credit facility as of October 29, 2016 and October 31, 2015.

Debt Issuance Costs

Accumulated amortization of debt issuance costs was $62.4 million, $61.0 million and $59.7 million as of October 29, 2016, January 30, 2016 and October 31, 2015, respectively.

4. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table includes detail regarding changes in the composition of accumulated other comprehensive loss (in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
Beginning of period	$(12,606)	$(14,712)	$(22,056)	$(11,805)
Foreign currency translation adjustment and other	(3,650)	88	5,800	(2,819)
End of period	$(16,256)	$(14,624)	$(16,256)	$(14,624)

5. INCOME TAXES

The effective tax rate was 29.0% for the third quarter of fiscal 2016 and 37.0% for the third quarter of fiscal 2015. The effective tax rate for the nine months ended October 29, 2016 was 33.6% compared to 36.9% in the same period in the prior year. The effective tax rate for the third quarter of fiscal 2016 and the nine months ended October 29, 2016 is lower than the same periods in the prior year primarily due to benefits realized associated with our direct sourcing initiatives implemented in the current year, certain federal tax credits recognized and a decrease in state taxes.

6.   EARNINGS PER SHARE

The Company’s unvested restricted stock awards contain non-forfeitable rights to dividends and meet the criteria of a participating security as defined by ASC 260, “Earnings Per Share.” Under the two-class method, net income per share is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, net income is allocated to both common and participating securities based on their respective weighted-average shares outstanding for the period. Diluted earnings per share is computed by dividing income available to common stockholders by the weighted-average common shares outstanding plus the potential dilutive impact from the exercise of stock options and restricted stock units. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. There were 2.7 million and 0.9 million anti-dilutive shares during the third quarters of fiscal 2016 and fiscal 2015, respectively. There were 2.0 million and 0.5 million anti-dilutive shares during the nine months ended October 29, 2016 and October 31, 2015, respectively.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
Basic earnings per common share:
Net income	$76,459	$76,797	$182,841	$179,246
Less income related to unvested restricted shares	(462)	(237)	(1,180)	(661)
Income available to common stockholders - Basic	$75,997	$76,560	$181,661	$178,585

Weighted-average common shares outstanding - Basic	203,864	207,323	205,580	206,629

Basic earnings per common share	$0.37	$0.37	$0.88	$0.86

Diluted earnings per common share:
Net income	$76,459	$76,797	$182,841	$179,246
Less income related to unvested restricted shares	(459)	(233)	(1,171)	(651)
Income available to common shareholders - Diluted	$76,000	$76,564	$181,670	$178,595

Weighted-average common shares outstanding - Basic	203,864	207,323	205,580	206,629
Effect of dilutive stock options and restricted stock units	1,449	2,187	1,713	2,696
Weighted-average common shares outstanding - Diluted	205,313	209,510	207,293	209,325

Diluted earnings per common share	$0.37	$0.37	$0.88	$0.85

7. SEGMENTS AND GEOGRAPHIC INFORMATION

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

Our net sales by country are as follows (in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
United States	$1,118,273	$1,064,855	$3,152,477	$2,944,119
Canada	108,933	103,568	293,961	286,174
Total	$1,227,206	$1,168,423	$3,446,438	$3,230,293

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

	13 Weeks Ended		39 Weeks Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
Net income	$76,459	$76,797	$182,841	$179,246
Interest expense	31,538	33,840	95,711	105,967
Losses on early extinguishments of debt and refinancing costs	6,887	—	7,292	6,072
Provision for income taxes	31,181	45,103	92,692	104,960
Depreciation and amortization	28,211	29,433	86,679	85,382
Interest income	(68)	(46)	(521)	(226)
EBITDA (excluding losses on early extinguishments of debt and refinancing costs)	$174,208	$185,127	$464,694	$481,401

8. CONTINGENCIES

Rea Claim

On September 15, 2011, MSI was served with a lawsuit filed in the California Superior Court in and for the County of Orange (“Superior Court”) by four former store managers as a class action proceeding on behalf of themselves and certain former and current store managers employed by MSI in California. The lawsuit alleged that MSI improperly classified its store managers as exempt employees and as such failed to pay all wages, overtime and waiting time penalties and failed to provide accurate wage statements. The lawsuit also alleged that the foregoing conduct was in breach of various laws, including California’s unfair competition law. On December 3, 2013, the Superior Court entered an order certifying a class of approximately 200 members. MSI successfully removed the case to the United States District Court for the Central District of California and on May 8, 2014, the class was decertified. The named plaintiffs’ claims were resolved in September 2014, but the individual claims of 25 former class members remain pending in the Central District of California.  In addition, a separate representative action brought on behalf of store managers throughout the state is pending in the California Superior Court, County of San Diego. We believe we have meritorious defenses and intend to defend the lawsuits vigorously. We do not believe the resolution of the lawsuits will have a material effect on our consolidated financial statements.

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

Data Security Incident

Five putative class actions were filed against MSI relating to the January 2014 data breach. The plaintiffs generally alleged that MSI failed to secure and safeguard customers’ private information including credit and debit card information, and as such, breached an implied contract and violated the Illinois Consumer Fraud Act (and other states’ similar laws). The plaintiffs are seeking damages including declaratory relief, actual damages, punitive damages, statutory damages, attorneys’ fees, litigation costs, remedial action, pre and post judgment interest, and other relief as available. The cases are as follows: Christina Moyer v. Michaels Stores, Inc., was filed on January 27, 2014; Michael and Jessica Gouwens v. Michaels Stores, Inc., was filed on January 29, 2014; Nancy Maize and Jessica Gordon v. Michaels Stores, Inc., was filed on February 21, 2014; and Daniel Ripes v. Michaels Stores, Inc., was filed on March 14, 2014. These four cases were filed in the United States District Court for the Northern District of Illinois, Eastern Division. On March 18, 2014, an additional putative class action was filed in the United States District Court for the Eastern District of New York, Mary Jane Whalen v. Michaels Stores, Inc., but was voluntarily dismissed by the plaintiff on April 11, 2014 without prejudice to her right to re‑file a complaint. On April 16, 2014, an order was entered consolidating the Illinois actions. On July 14, 2014, the Company’s motion to dismiss the consolidated complaint was granted.

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

For some of the matters disclosed above, as well as other lawsuits involving the Company, we are able to estimate a range of losses in excess of the amounts recorded, if any, in the accompanying consolidated financial statements. As of October 29, 2016, the aggregate estimated loss is approximately $13 million, which includes amounts recorded by the Company.

9. RELATED PARTY TRANSACTIONS

Affiliates of, or funds advised by, Bain Capital Partners, LLC (“Bain Capital”) and The Blackstone Group L.P. (“The Blackstone Group”, together with Bain Capital and their applicable affiliates, the “Sponsors”) own approximately 50% of our outstanding common stock as of October 29, 2016.

The Blackstone Group owns a majority equity position in RGIS, a vendor we utilize to count our store inventory. Payments associated with this vendor during the third quarters of fiscal 2016 and fiscal 2015 were $2.2 million and $2.3 million, respectively. Payments made during the nine months ended October 29, 2016 and October 31, 2015 were $5.9 million and $5.7 million, respectively. These expenses are included in selling, general and administrative (“SG&A”) in the consolidated statements of comprehensive income.

The Blackstone Group owns an equity position in Vistar, a vendor we utilize for all of the candy-type items in our stores. Payments associated with this vendor during the third quarters of fiscal 2016 and fiscal 2015 were $5.0 million and $5.1 million, respectively. Payments made during the nine months ended October 29, 2016 and October 31, 2015 were $17.9 million and $18.0 million, respectively. These expenses are recognized in cost of sales and occupancy expense in the consolidated statements of comprehensive income as the sales are incurred.

The Blackstone Group owns a majority equity position in Excel Trust, Inc., Blackstone Real Estate DDR Retail Holdings III, LLC and Blackstone Real Estate RC Retail Holdings, LLC, vendors we utilize to lease certain properties. Payments associated with these vendors during the third quarters of fiscal 2016 and fiscal 2015 were $1.4 million and $0.7 million, respectively. Payments made during the nine months ended October 29, 2016 and October 31, 2015 were $3.5 million and $2.5 million, respectively. These expenses are included in cost of sales and occupancy expense in the consolidated statements of comprehensive income.

Certain affiliates of The Blackstone Group have significant influence over US Xpress Enterprises, Inc., a vendor we utilize for transportation services. Payments associated with this vendor during the third quarters of fiscal 2016 and fiscal 2015 were $0.2 million and $0.3 million, respectively. Payments made during the nine months ended October 29, 2016 and October 31, 2015 were $0.7 million and $0.8 million, respectively. These expenses are recognized in cost of sales and occupancy expense in the consolidated statements of comprehensive income as the sales are incurred.

Four of our current directors, Joshua Bekenstein, Nadim El Gabbani, Lewis S. Klessel and Peter F. Wallace, are affiliates of Bain Capital or The Blackstone Group. As such, some or all of such directors may have an indirect material interest in payments with respect to debt securities of the Company that have been purchased by affiliates of Bain Capital and The Blackstone Group. As of October 29, 2016, affiliates of The Blackstone Group held $26.3 million of our Amended Term Loan Credit Facility.

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

Michaels Stores, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	October 29,	January 30,	October 31,
ASSETS	2016	2016	2015
Current assets:
Cash and equivalents	$145,217	$404,650	$110,007
Merchandise inventories	1,394,092	1,002,607	1,277,053
Prepaid expenses and other current assets	139,786	87,573	114,591
Total current assets	1,679,095	1,494,830	1,501,651
Property and equipment, net	412,202	378,507	385,407
Goodwill	119,074	94,290	94,290
Other assets	68,401	56,004	58,164
Total assets	$2,278,772	$2,023,631	$2,039,512

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$714,198	$457,704	$557,170
Accrued liabilities and other	377,092	375,992	369,183
Current portion of long-term debt	24,900	24,900	24,900
Other current liabilities	36,263	89,996	44,525
Total current liabilities	1,152,453	948,592	995,778
Long-term debt	2,734,758	2,744,942	2,897,367
Other liabilities	103,615	95,400	92,065
Total stockholders’ deficit	(1,712,054)	(1,765,303)	(1,945,698)
Total liabilities and stockholders’ deficit	$2,278,772	$2,023,631	$2,039,512

Michaels Stores, Inc.

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	13 Weeks Ended		39 Weeks Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
Net sales	$1,227,206	$1,168,423	$3,446,438	$3,230,293
Cost of sales and occupancy expense	760,598	702,825	2,124,383	1,949,577
Gross profit	466,608	465,598	1,322,055	1,280,716
Selling, general and administrative	318,438	308,467	937,849	879,196
Other operating expense	1,704	1,042	4,238	4,326
Operating income	146,466	156,089	379,968	397,194
Interest and other expense	38,689	33,978	103,207	102,393
Income before income taxes	107,777	122,111	276,761	294,801
Provision for income taxes	31,232	45,181	93,149	108,886
Net income	$76,545	$76,930	$183,612	$185,915

Other comprehensive income, net of tax:
Foreign currency translation adjustment and other	(3,650)	88	5,800	(2,819)
Comprehensive income	$72,895	$77,018	$189,412	$183,096

Michaels Stores, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	39 Weeks Ended
	October 29,	October 31,
	2016	2015
Cash flows from operating activities:
Net cash provided by operating activities	$148,191	$21,924

Cash flows from investing activities:
Additions to property and equipment	(82,163)	(89,726)
Acquisition of Lamrite West, net of cash acquired	(151,100)	—
Purchase of long-term investment	(1,325)	(5,000)
Net cash used in investing activities	(234,588)	(94,726)

Cash flows from financing activities:
Net repayments of debt	(54,450)	(63,715)
Net borrowings of debt	42,000	45,040
Payment of dividend to Michaels Funding, Inc.	(156,529)	(188,046)
Other financing activities	(4,057)	15,971
Net cash used in financing activities	(173,036)	(190,750)

Net change in cash and equivalents	(259,433)	(263,552)
Cash and equivalents at beginning of period	404,650	373,559
Cash and equivalents at end of period	$145,217	$110,007

11.   ACQUISITION

On February 2, 2016, we acquired Lamrite for $150.0 million, prior to certain purchase price adjustments, utilizing our cash on hand. Lamrite operates an international wholesale business under the Darice brand name and 35 arts and crafts retail stores (32 as of the acquisition date), located primarily in Ohio and the surrounding states, under the Pat Catan’s brand name. We incurred integration related costs of $1.6 million during the third quarter of fiscal 2016 and $7.6 million during the nine months ended October 29, 2016. These expenses have been included in SG&A in the consolidated statements of comprehensive income.

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

We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31. All references to fiscal year mean the year in which that fiscal year began. References to “fiscal 2016” relate to the 52 weeks ended January 28, 2017 and references to “fiscal 2015” relate to the 52 weeks ended January 30, 2016. In addition, all references to “the third quarter of fiscal 2016” relate to the 13 weeks ended October 29, 2016 and all references to “the third quarter of fiscal 2015” relate to the 13 weeks ended October 31, 2015. Finally, all references to “the first nine months of fiscal 2016” relate to the 39 weeks ended October 29, 2016 and all references to “the first nine months of fiscal 2015” relate to the 39 weeks ended October 31, 2015. Because of the seasonal nature of our business, the results of operations for the 13 and 39 weeks ended October 29, 2016 are not indicative of the results to be expected for the entire year.

Overview

We are the largest arts and crafts specialty retailer in North America (based on store count) providing materials, project ideas and education for creative activities under the retail brands of Michaels, Aaron Brothers and Pat Catan’s. We also operate an international wholesale business under the Darice brand name and a market-leading vertically-integrated custom framing business. At October 29, 2016, we operated 1,221 Michaels stores, 112 Aaron Brothers stores and 35 Pat Catan’s stores.

On February 2, 2016, the Company completed the acquisition of Lamrite West, Inc. and certain of its affiliates and subsidiaries (“Lamrite”) for $150.0 million, prior to certain purchase price adjustments, utilizing our cash on hand. Lamrite operates an international wholesale business under the Darice brand name (“Darice”) and 35 arts and crafts retail stores, located primarily in Ohio and the surrounding states, under the Pat Catan’s brand name (“Pat Catan’s”). We expect Lamrite to generate revenues of more than $200 million in fiscal 2016. The acquisition is expected to enhance our private brand development capabilities, accelerate our direct sourcing initiatives and strengthen our business-to-business capabilities.

Net sales for the third quarter of fiscal 2016 increased 5.0% compared to the same period in the prior year. The increase in net sales was due to a $65.2 million increase related to the acquisition of Lamrite in February 2016 and the opening of 19 additional stores (net of closures) since October 31, 2015, partially offset by a 2.0% decrease in comparable store sales. Gross profit as a percent of net sales decreased 180 basis points to 38.0% during the third quarter of fiscal 2016 primarily due to higher promotional activity, an increase in distribution related costs and lower margins associated with Lamrite’s wholesale business. The decline was partially offset by an increase in retail prices and sourcing efficiencies. Operating income as a percent of net sales decreased 1.4% to 11.9% for the third quarter of fiscal 2016 as compared to 13.3% in the same period in the prior year. The decrease is due primarily to the decline in gross profit margin, an increase in selling, general and administrative costs associated with the acquisition of Lamrite, inclusive of $1.6 million of integration costs, and an increase in professional fees.

Comparable Store Sales

Comparable store sales represents the change in net sales for stores open the same number of months in the comparable period of the previous year, including stores that were relocated or expanded during either period, as well as e-commerce sales. A store is deemed to become comparable in its 14th month of operation in order to eliminate grand opening sales distortions. A store temporarily closed more than two weeks is not considered comparable during the month it is closed. If a store is closed longer than two weeks but less than two months, it becomes comparable in the month in which it reopens, subject to a mid-month convention. A store closed longer than two months becomes comparable in its 14th month of operation after its reopening.  Pat Catan’s stores will not be included in comparable store sales until the 13th month after the acquisition.

Operating Information

The following table sets forth certain operating data:

	13 Weeks Ended		39 Weeks Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
Michaels stores:
Open at beginning of period	1,209	1,186	1,196	1,168
New stores	14	10	30	29
Relocated stores opened	4	4	14	17
Closed stores	(2)	—	(5)	(1)
Relocated stores closed	(4)	(4)	(14)	(17)
Open at end of period	1,221	1,196	1,221	1,196

Aaron Brothers stores:
Open at beginning of period	112	118	117	120
Closed stores	—	—	(5)	(2)
Open at end of period	112	118	112	118

Pat Catan's stores:
Open at beginning of period	35	—	—	—
Acquired stores	—	—	32	—
New stores	—	—	3	—
Open at end of period	35	—	35	—
Total store count at end of period	1,368	1,314	1,368	1,314

Other Operating Data:
Average inventory per Michaels store (in thousands) (1)	$1,040	$1,041	$1,040	$1,041
Comparable store sales	(2.0)%	1.5%	(0.2)%	1.1%
Comparable store sales, at constant currency	(2.0)%	3.1%	0.1%	2.5%

(1)	The calculation of average inventory per Michaels store excludes our Aaron Brothers and Pat Catan’s stores.

Results of Operations

The following table sets forth the percentage relationship to net sales of line items of our consolidated statements of comprehensive income. This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes.

	13 Weeks Ended		39 Weeks Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and occupancy expense	62.0	60.2	61.6	60.4
Gross profit	38.0	39.8	38.4	39.6
Selling, general and administrative	26.0	26.4	27.2	27.2
Store pre-opening costs	0.1	0.1	0.1	0.1
Operating income	11.9	13.3	11.0	12.3
Interest expense	2.6	2.9	2.8	3.3
Losses on early extinguishments of debt and refinancing costs	0.6	—	0.2	0.2
Other expense, net	—	—	—	—
Income before income taxes	8.8	10.4	8.0	8.8
Provision for income taxes	2.5	3.9	2.7	3.2
Net income	6.2%	6.6%	5.3%	5.5%

13 Weeks Ended October 29, 2016 Compared to the 13 Weeks Ended October 31, 2015

Net Sales. Net sales increased $58.8 million in the third quarter of fiscal 2016, or 5.0%, compared to the third quarter of fiscal 2015. The increase in net sales was due to a $65.2 million increase related to the acquisition of Lamrite in fiscal 2016 and a $16.6 million increase related to 19 additional stores opened (net of closures) since October 31, 2015. The increase was partially offset by a $23.0 million decrease in comparable store sales. Comparable store sales decreased 2.0% compared to the third quarter of fiscal 2015 due to a decrease in customer transactions, partially offset by an increase in average ticket.

Gross Profit. Gross profit was 38.0% of net sales in the third quarter of fiscal 2016 compared to 39.8% in the third quarter of fiscal 2015.  The 180 basis point decline was primarily due to an increase in promotional activity, an increase in distribution related costs and lower margins associated with Lamrite’s wholesale business, including $0.7 million of non-recurring purchase accounting adjustments related to inventory. The decline was partially offset by an increase in retail prices and sourcing efficiencies.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) was 26.0% of net sales for the third quarter of fiscal 2016 compared to 26.4% for the third quarter of fiscal 2015. SG&A increased $9.9 million to $318.6 million for the third quarter of fiscal 2016. The increase was due primarily to $15.8 million of expenses attributable to Lamrite’s operations, $3.7 million associated with operating 19 additional stores (net of closures), a $2.2 million increase in professional fees and $1.6 million of Lamrite integration costs. The increase was partially offset by a $13.8 million decrease in performance based compensation and lower marketing costs.

Interest Expense. Interest expense decreased $2.3 million to $31.5 million in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015. The decrease was primarily attributable to $1.9 million of interest savings from the partial redemption of our term loan credit facility in the fourth quarter of fiscal 2015 and $0.4 million of interest savings due to the refinancing of our senior secured asset-based revolving credit facility (“Restated Revolving Credit Facility”) in the second quarter of fiscal 2016.

Losses on Early Extinguishments of Debt and Refinancing Costs. We recorded a loss on the early extinguishment of debt of $6.9 million during the third quarter of fiscal 2016 related to the amendment of our term loan credit facility.

Provision for Income Taxes. The effective tax rate was 29.0% for the third quarter of fiscal 2016 compared to 37.0% for the third quarter of fiscal 2015. The effective income tax rate for the third quarter of fiscal 2016 was lower than the same period in the prior year primarily due to benefits realized associated with our direct sourcing initiatives implemented in the current year, certain federal tax credits recognized and a decrease in state taxes.

39 Weeks Ended October 29, 2016 Compared to the 39 Weeks Ended October 31, 2015

Net Sales. Net sales increased $216.1 million in the first nine months of fiscal 2016, or 6.7%, compared to the first nine months of fiscal 2015. The increase in net sales was due to a $172.7 million increase related to the acquisition of Lamrite in fiscal 2016 and a $50.3 million increase related to 19 additional stores opened (net of closures) since October 31, 2015. The increase was partially offset by a $6.9 million decrease in comparable store sales. Comparable store sales decreased 0.2% compared to the first nine months of fiscal 2015 due to a decrease in customer transactions, partially offset by an increase in average ticket.

Gross Profit. Gross profit was 38.4% of net sales in the first nine months of fiscal 2016 compared to 39.6% in the first nine months of fiscal 2015.  The 130 basis point decline was primarily due to an increase in promotional activity, an increase in distribution related costs and lower margins associated with Lamrite’s wholesale business, including $2.9 million of non-recurring purchase accounting adjustments related to inventory. The decline was partially offset by an increase in retail prices and sourcing efficiencies.

Selling, General and Administrative. SG&A was flat at 27.2% of net sales in both the first nine months of fiscal 2016 and fiscal 2015. SG&A increased $59.1 million to $939.1 million for the first nine months of fiscal 2016. The increase was due primarily to $46.5 million of expenses attributable to Lamrite’s operations, $11.6 million associated with operating 19 additional stores (net of closures), $7.6 million of Lamrite integration costs and a $6.3 million increase in professional fees. The increase was partially offset by a $17.3 million decrease in performance based compensation and lower marketing costs.

Interest Expense. Interest expense decreased $10.3 million to $95.7 million in the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015. The decrease was primarily attributable to $5.4 million of interest savings due to the partial redemption of our term loan credit facility in the fourth quarter of fiscal 2015, $3.6 million of interest savings from the redemption of our remaining outstanding 7.50%/8.25% PIK Toggle Notes due 2018 (“PIK Notes”) during the second quarter of fiscal 2015 and $0.7 million of interest savings from the refinancing of our Restated Revolving Credit Facility in the second quarter of fiscal 2016.

Losses on Early Extinguishments of Debt and Refinancing Costs. We recorded a loss on the early extinguishment of debt of $7.3 million in the first nine months of fiscal 2016, consisting of $6.9 million related to the amendment of our term loan credit facility and $0.4 million related to the refinancing of our Restated Revolving Credit Facility. We recorded a loss on the early extinguishment of debt of $6.1 million in the first nine months of fiscal 2015 related to the redemption of our remaining outstanding PIK Notes, consisting of $3.6 million of redemption premiums and $2.5 million to write off related debt issuance costs.

Provision for Income Taxes. The effective tax rate was 33.6% for the first nine months of fiscal 2016 compared to 36.9% for the first nine months of fiscal 2015. The effective tax rate is lower than the same period in the prior year primarily due to benefits realized associated with our direct sourcing initiatives implemented in the current year, certain federal tax credits recognized and a decrease in state taxes.

Liquidity and Capital Resources

We require cash principally for day-to-day operations, to finance capital investments, to purchase inventory, to service our outstanding debt and for seasonal working capital needs. We expect that our available cash, cash flow generated from operating activities and funds available under our Amended Revolving Credit Facility (as defined below) will be sufficient to fund planned capital expenditures, working capital requirements, debt repayments, debt service requirements and anticipated growth for the foreseeable future. Our ability to satisfy our liquidity needs and to continue to refinance or reduce debt could be adversely affected by the occurrence of any of the events described under Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended January 30, 2016 or our failure to meet our debt covenants. Our Amended Revolving Credit Facility provides senior secured financing of up to $850.0 million, subject to a borrowing base. As of October 29, 2016, the borrowing base was $850.0 million, of which we had $57.3 million of outstanding standby letters of credit and $792.7 million of unused borrowing capacity. Our cash and cash equivalents totaled $150.0 million at October 29, 2016, of which $37.5 million was held by our foreign subsidiaries. If it were necessary to repatriate these funds for use in the U.S., we would be required to pay U.S. taxes on the amount of undistributed earnings in our foreign subsidiaries. However, it is our intent to indefinitely reinvest these funds outside the U.S.

On February 2, 2016, the Company completed the acquisition of Lamrite for $150.0 million, prior to certain purchase price adjustments, utilizing our cash on hand. Lamrite operates an international wholesale business under the Darice brand name and 35 arts and crafts retail stores, located primarily in Ohio and the surrounding states, under the Pat Catan’s brand name. We expect Lamrite to generate revenues of more than $200 million in fiscal 2016. The acquisition is expected to enhance our private brand development capabilities, accelerate our direct sourcing initiatives and strengthen our business-to-business capabilities.

In March 2016, the Board of Directors authorized the Company to purchase $200.0 million of the Company’s common stock on the open market. The share repurchase program does not have an expiration date, and the timing and number of repurchase transactions under the program will depend on market conditions, corporate considerations, debt agreements and regulatory requirements. Shares repurchased under the program are held as treasury shares until retired. As of October 29, 2016, we have repurchased 5.9 million shares for an aggregate amount of $156.5 million. In December 2016, the Board of Directors revised the existing share repurchase program and authorized the Company to purchase an additional $300.0 million of the Company’s common stock, increasing the total amount of availability under the share repurchase program to $343.5 million.

On May 27, 2016, Michaels Stores, Inc. (“MSI”) entered into an amended and restated credit agreement with Wells Fargo Bank, National Association and other lenders to amend various terms of our Restated Revolving Credit Facility. The amended credit agreement, together with the related security, guarantee and other agreements, is referred to as the “Amended Revolving Credit Facility”. The Amended Revolving Credit Facility provides for senior secured financing of up to $850.0 million, subject to a borrowing base. We have the right to request up to $200.0 million of additional commitments under the Amended Revolving Credit Facility, although the lenders are not obligated to provide any such additional commitments. The borrowing base under the Amended Revolving Credit Facility equals the sum of: (i) 90% of eligible credit card receivables, (ii) 85% of eligible trade receivables, (iii) 90% to 92.5% of the appraised value of eligible inventory, plus (iv) 90% to 92.5% of the lesser of (a) the appraised value of eligible inventory supported by letters of credit and (b) the face amount of the letters of credit, less (v) certain reserves. The Amended Revolving Credit Facility matures in May 2021, subject to a springing maturity date if certain of our outstanding indebtedness has not been repaid, redeemed, refinanced, cash collateralized or if the necessary availability reserves have not been established prior to such time. Our obligations under the Amended Revolving Credit Facility are secured by (subject to certain exceptions) a first priority security interest in the current assets of the borrowers and facility guarantors and a second priority security interest in all other assets.

On September 28, 2016, MSI entered into an amendment with Deutsche Bank AG New York Branch and other lenders to amend and restate our term loan credit facility. The amended and restated credit agreement, together with the related security, guarantee and other agreements, is referred to as the “Amended Term Loan Credit Facility”. The Amended

Term Loan Credit Facility matures on January 28, 2023 and provides for senior secured financing of $2,269.7 million, the outstanding principal amount of the term loan credit facility at the time of the amendment. MSI has the right under the Amended Term Loan Credit Facility to request additional term loans (a) in the aggregate amount of up to $750.0 million or (b) at MSI’s election, an amount of additional term loans if the consolidated secured debt ratio (as defined in the Amended Term Loan Credit Facility) is no more than 3.25 to 1.00 as of the last day of the most recently ended four quarter period, subject to certain adjustments. The lenders under the Amended Term Loan Credit Facility will not be under any obligation to provide any such additional term loans. Our obligations under the Amended Term Loan Credit Facility are secured by a second priority security interest in the current assets of the borrowers and facility guarantors and a first priority security interest in all other assets, subject to certain exceptions.

We had total outstanding debt of $2,779.7 million at October 29, 2016, of which $2,269.7 million was subject to variable interest rates and $510.0 million was subject to fixed interest rates.

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

We intend to use excess operating cash flows to invest in growth opportunities, repurchase outstanding shares and repay portions of our indebtedness, depending on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. As such, we and our subsidiaries, affiliates and significant shareholders may, from time to time, seek to retire or purchase our outstanding debt (including publicly issued debt) through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise. If we use our excess cash flows to repay our debt, it will reduce the amount of excess cash available for additional capital expenditures.

Cash Flow from Operating Activities

Cash flows provided by operating activities was $136.5 million in the first nine months of fiscal 2016 compared to $17.9 million in the first nine months of fiscal 2015. The improvement was primarily due to the timing of vendor payments and lower interest payments as a result of debt redemptions, partially offset by an increase in estimated federal tax payments and integration costs incurred as a result of the acquisition of Lamrite on February 2, 2016.

Inventory at the end of the third quarter of fiscal 2016 increased $117.0 million, or 9.2%, to $1,394.1 million, compared to $1,277.1 million at the end of the third quarter of fiscal 2015.  The increase in inventory was primarily due to $95.4 million in additional inventory from the acquisition of Lamrite. Average inventory per Michaels store (inclusive of distribution centers, in-transit and inventory for the Company’s e-commerce site) was $1.0 million, flat compared to average inventory per store at the end of the third quarter of fiscal 2015.

Cash Flow from Investing Activities

The following table includes capital expenditures paid during the periods presented (in thousands):

	39 Weeks Ended
	October 29,	October 31,
	2016	2015
New and relocated stores and stores not yet opened (1)	$17,810	$20,061
Existing stores	35,395	38,251
Information systems	18,144	24,240
Corporate and other	10,814	7,174
	$82,163	$89,726

(1)

In the first nine months of fiscal 2016, we incurred capital expenditures related to the opening of 44 Michaels stores, including the relocation of 14 stores, and the opening of three Pat Catan’s stores. In the first nine months of fiscal 2015, we incurred capital expenditures related to the opening of 46 Michaels stores, including the relocation of 17 stores.

Contractual Obligations

The Company acquired $76.9 million of Lamrite’s lease commitments in connection with the acquisition. There have been no other material changes to our contractual obligations described in our Annual Report.

Non-GAAP Measures

The following table sets forth certain non-GAAP measures the Company uses to manage our performance and measure compliance with certain debt covenants. The Company defines “EBITDA (excluding losses on early extinguishments of debt and refinancing costs)” as net income before interest, income taxes, depreciation, amortization and losses on early extinguishments of debt and refinancing costs. The Company defines “Adjusted EBITDA” as EBITDA (excluding losses on early extinguishments of debt and refinancing costs) adjusted for certain defined amounts in accordance with the Company’s Amended Term Loan Credit Facility and Amended Revolving Credit Facility (collectively, the “Adjustments”).

The Company has presented EBITDA (excluding losses on early extinguishments of debt and refinancing costs) and Adjusted EBITDA to provide investors with additional information to evaluate our operating performance and our ability to service our debt. Adjusted EBITDA is a required calculation under the Company’s Amended Term Loan Credit Facility and its Amended Revolving Credit Facility (together the “Senior Secured Credit Facilities”). As it relates to the Senior Secured Credit Facilities, Adjusted EBITDA is used in the calculations of fixed charge coverage and leverage ratios, which, under certain circumstances determine mandatory repayments or maintenance covenants and may restrict the Company’s ability to make certain payments (characterized as restricted payments), investments (including acquisitions) and debt repayments.

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

The following table shows a reconciliation of EBITDA (excluding losses on early extinguishments of debt and refinancing costs) and Adjusted EBITDA to net income and net cash provided by operating activities (in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
Net cash provided by operating activities	$160,940	$100,941	$136,516	$17,870
Depreciation and amortization	(28,211)	(29,433)	(86,679)	(85,382)
Share-based compensation	(5,294)	(3,258)	(11,884)	(9,483)
Debt issuance costs amortization	(1,548)	(2,089)	(5,308)	(6,455)
Accretion of long-term debt, net	93	32	217	98
Deferred income taxes	(9,487)	(1,039)	(10,106)	(7,553)
Losses on early extinguishments of debt and refinancing costs	(6,887)	—	(7,292)	(6,072)
Losses on disposition of property and equipment	(21)	—	(56)	—
Excess tax benefits from share-based compensation	214	1,087	7,485	14,039
Changes in assets and liabilities	(33,340)	10,556	159,948	262,184
Net income	76,459	76,797	182,841	179,246
Interest expense	31,538	33,840	95,711	105,967
Losses on early extinguishments of debt and refinancing costs	6,887	—	7,292	6,072
Provision for income taxes	31,181	45,103	92,692	104,960
Depreciation and amortization	28,211	29,433	86,679	85,382
Interest income	(68)	(46)	(521)	(226)
EBITDA (excluding losses on early extinguishments of debt and refinancing costs)	174,208	185,127	464,694	481,401
Adjustments:
Share-based compensation	5,294	3,258	11,884	9,483
Severance costs	2,181	331	3,101	1,493
Store pre-opening costs	1,716	1,059	4,284	4,369
Store remodel costs	905	315	895	2,142
Foreign currency transaction losses	146	137	694	114
Store closing costs	924	449	3,076	88
Lamrite integration costs	1,586	—	7,605	—
Other (1)	898	436	2,424	2,912
Adjusted EBITDA	$187,858	$191,112	$498,657	$502,002

(1)	Other adjustments primarily relate to items such as moving and relocation expenses, franchise taxes, sign on bonuses and certain legal expenses.

Disclosure Regarding Forward-Looking Information

The above discussion, as well as other portions of this Quarterly Report on Form 10-Q, contains forward-looking statements that reflect our plans, estimates and beliefs. Any statements contained herein (including, but not limited to, statements to the effect that Michaels or its management “anticipates”, “plans”, “estimates”, “expects”, “believes”, “intends” and other similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our Annual Report. Such forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance or achievements to be materially different from anticipated results, prospects, performance or achievements expressed or implied by such forward-looking statements. Most of these factors are outside of our control and are difficult to predict. Such risks and uncertainties include, but are not limited to the following:

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We are exposed to fluctuations in exchange rates between the U.S. and Canadian dollar, which is the functional currency of our Canadian subsidiaries. Our sales, costs and expenses of our Canadian subsidiaries, when translated into U.S. dollars, can fluctuate due to exchange rate movement. A 10% increase or decrease in the exchange rate of the Canadian dollar would have increased or decreased net income by approximately $6 million for the 39 weeks ended October 29, 2016.

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our Amended Term Loan Credit Facility and our Amended Revolving Credit Facility. The interest rates on our Amended Term Loan Credit Facility and our Amended Revolving Credit Facility will reprice periodically, which will impact our earnings and cash flow. The interest rate on our 2020 Senior Subordinated Notes is fixed. Based on our overall interest rate exposure to variable rate debt outstanding as of October 29, 2016, a 1% change in interest rates would impact income before income taxes by approximately $23 million for fiscal 2016. A 1% change in interest rates would impact the fair value of our long-term fixed rate debt by approximately $13 million. A change in interest rates would not materially affect the fair value of our variable rate debt as the debt reprices periodically.

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

Change in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended October 29, 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated by reference from Note 8 to the consolidated financial statements.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors described in the Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides certain information with respect to our purchases of shares of the Company’s common stock during the third quarter of fiscal 2016:

				Approximate Dollar Value
			Total Number of	of Shares That May
			Shares Purchased	Yet Be Purchased
	Total Number of	Average Price	as Part of Publicly	Under the Plan (b)
Period	Shares Purchased (a)	Paid per Share	Announced Plan (b)	(in thousands)
July 31, 2016 - August 27, 2016	14,055	$25.40	—	$73,071
August 28, 2016 - October 1, 2016	1,254,359	24.68	1,196,697	43,530
October 2, 2016 - October 29, 2016	1,949	24.56	—	43,530
Total	1,270,363	$24.69	1,196,697	$43,530

(a)

These amounts reflect the following transactions during the third quarter of fiscal 2016: (i) the repurchase of 1,196,697 shares as part of our publicly announced share repurchase program and (ii) the surrender of shares of common stock to the Company to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards.

(b)

In March 2016, the Board of Directors authorized the Company to purchase up to $200.0 million of the Company’s common stock on the open market. The share repurchase program does not have an expiration date. The Company intends to retire shares repurchased under the program.

ITEM 6.  EXHIBITS

(a)	Exhibits:

Exhibit Number	Description of Exhibit

10.1	Form of Restricted Stock Unit Award Agreement for Independent Directors under the 2014 Omnibus Long-Term Incentive Plan (filed herewith).

10.2

Second Amendment to Amended and Restated Credit Agreement, dated as of September 28, 2016, among Michaels Stores, Inc., Michaels Funding, Inc., various subsidiary of Michaels Stores, Inc., Deutsche Bank AG New York Branch, as administrative agent and collateral agent, the 2016 Converting Replacement Term B-1 Loan Lenders (as defined therein), the 2016 New Replacement Term B-1 Loan Lenders (as defined therein), the 2106 Converting Replacement Term B-2 Loan Lenders (as defined therein), the 2016 New Replacement Term B-2 Loan Lenders (as defined therein) certain lenders constituting the New Required Lenders (as defined therein) and other agents named therein (previously filed as Exhibit 10.1 to Form 8-K filed by Michaels Stores, Inc. on September 30, 2016, SEC File No. 001-36501).

31.1

Certifications of Carl S. Rubin pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2

Certifications of Denise A. Paulonis pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

THE MICHAELS COMPANIES, INC.

By:	/s/ Carl S. Rubin
Carl S. Rubin
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Denise A. Paulonis
Denise A. Paulonis
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: December 7, 2016