Form 10-K
period 2017-01-28
Michaels Companies, Inc.
filed 2017-03-07
CIK 1593936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2017

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

The aggregate market value of The Michaels Companies, Inc.’s common stock held by non-affiliates as of July 30, 2016 was approximately $2,415,252,000 based upon the closing sales price of $26.36 quoted on The NASDAQ Global Select Market as of July 29, 2016. For this purpose, directors and officers have been assumed to be affiliates.

As of March 1, 2017, 188,894,383 shares of The Michaels Companies, Inc.’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant will incorporate by reference information required in response to Part III, items 10-14, from its definitive proxy statement for its annual meeting of shareholders, to be held on June 7, 2017.

THE MICHAELS COMPANIES, INC.

PART I

ITEM 1.  BUSINESS.

The following discussion, as well as other portions of this Annual Report on Form 10-K, contains forward-looking statements that reflect our plans, estimates and beliefs. Any statements contained herein (including, but not limited to, statements to the effect that Michaels or its management “anticipates”, “plans”, “estimates”, “expects”, “believes”, “intends”, and other similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and related notes contained elsewhere in this report. Specific examples of forward-looking statements include, but are not limited to, statements regarding our forecasts of financial performance, share repurchases, store openings, capital expenditures and working capital requirements. Our actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K and particularly in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Unless the context otherwise indicates, references in this Annual Report on Form 10-K to “we”, “our”, “us”, “our Company”, “the Company”, and “Michaels” mean The Michaels Companies, Inc., together with its subsidiaries.

General

Michaels Stores, Inc. (“MSI”) is headquartered in Irving, Texas and was incorporated in the state of Delaware in 1983. In July 2013, MSI was reorganized into a holding company structure and The Michaels Companies, Inc. was incorporated in Delaware in connection with the reorganization.

With $5,197.3 million in sales in fiscal 2016, the Company is the largest arts and crafts specialty retailer in North America (based on store count) providing materials, project ideas and education for creative activities. Our mission is to inspire and enable customer creativity, create a fun and rewarding place to work, foster meaningful connections with our communities and lead the industry in growth and innovation. With crafting classes, store events, project sheets, store displays, mobile applications and online videos, we offer a shopping experience that can inspire creativity and build confidence in our customers’ artistic abilities.

On February 2, 2016, we completed the acquisition of Lamrite West, Inc. and certain of its affiliates and subsidiaries (“Lamrite”) for $150.0 million, prior to certain purchase price adjustments, utilizing our existing cash on hand. Lamrite operates an international wholesale business under the Darice brand name (“Darice”) and 35 arts and crafts retail stores, located primarily in Ohio and the surrounding states, under the Pat Catan’s brand name (“Pat Catan’s”). We acquired Lamrite to enhance our private brand development capabilities, accelerate our direct sourcing initiatives and strengthen our business-to-business capabilities.

As of January 28, 2017, we operated 1,223 Michaels retail stores in 49 states and Canada, with approximately 18,000 average square feet of selling space per store. We operated 109 Aaron Brothers stores in nine states, with approximately 5,500 average square feet of selling space and 35 Pat Catan’s stores in five states, with approximately 32,000 average square feet of selling space. We also operate an international wholesale business under the Darice brand name.

Merchandising

Michaels. Each Michaels store offers approximately 33,000 basic stock-keeping units (“SKUs”) in a number of product categories. The following table shows a breakdown of sales for Michaels stores by department as a percentage of total net sales:

	Fiscal Year
	2016	2015	2014
General crafts	50%	52%	52%
Home décor and seasonal	22	21	21
Framing	17	17	17
Papercrafting	11	10	10
	100%	100%	100%

We have a product development and design team focused on quality, innovation and cost mitigation. Our internal product development and global sourcing teams position us to continue delivering a differentiated level of innovation, quality and value to our customers. Our global sourcing network allows us to control new product introductions, maintain quality standards, monitor delivery times, and manage product costs and inventory levels to enhance profitability. In an industry with few well-known national brands, our private brands are recognized as a leader in many categories. We continue to expand our private brands and improve the selection of products we design, develop and deliver to our customers. In fiscal 2016, we acquired Lamrite as part of our strategy to enhance our private brand and direct sourcing capabilities. Our private brands totaled approximately 57% of net sales in fiscal 2016 and include, among others, Recollections®, Studio Decor®, Bead Landing®, Creatology®, Ashland®, Celebrate It®, ArtMinds®, Artist’s Loft®, Craft Smart®, Loops & Threads®, Make Market™, Foamies®, LockerLookz®, Imagin8® and Sticky Sticks®.

We continue to search for ways to leverage our position as a market leader by establishing strategic partnerships and exclusive product relationships to provide our customers with exciting merchandise. We have partnerships with popular brands such as Wilton, Crayola and Elmer’s. We will continue to explore opportunities to form future partnerships and exclusive product associations.

Aaron Brothers. Each Aaron Brothers store offers approximately 5,900 SKUs, including photo frames, a full line of ready-made frames, art prints, framed art, art supplies and custom framing services. The merchandising strategy for our Aaron Brothers stores is to provide a unique, upscale framing assortment in an appealing environment with attentive customer service.

Pat Catan’s. Each Pat Catan’s store offers approximately 53,000 SKUs, including an assortment of kids craft items, fine art supplies, yarn, floral supplies, scrapbooking materials, home décor, bakeware and wedding related merchandise. The merchandising strategy for our Pat Catan’s stores is to provide a wide variety of affordably priced craft supplies.

Darice. We operate an international wholesale business under the Darice brand name. Darice sources products from domestic and foreign suppliers for resale to a variety of retail outlets worldwide, including our Michaels and Pat Catan’s stores.  Darice offers over 50,000 SKUs consisting of a wide range of craft and hobby items.  We also develop Darice branded products carried by both Company owned and third-party stores reflecting the breadth of our product line and our ability to distribute and source quality products at competitive prices.

E-commerce. While we expect e-commerce to remain a relatively small portion of our business, we believe it provides an important avenue to communicate with our customers in an interactive way that reinforces the Michaels brand and drives traffic to our stores and website. Since the launch of our e-commerce platform in fiscal 2014, we continue to develop new features, functionality, marketing programs and product assortments.

Seasonality

Our business is highly seasonal, with higher sales in the third and fourth fiscal quarters. Our fourth quarter, which includes the Holiday selling season, has on average accounted for approximately 34% of our net sales and approximately 45% of our operating income.

Purchasing and Inventory Management

We purchase merchandise from a variety of different vendors through our wholly-owned subsidiary, Michaels Stores Procurement Company, Inc. We believe our buying power and ability to make centralized purchases enable us to acquire products on favorable terms. Centralized merchandising management teams negotiate with vendors in an attempt to obtain the lowest net merchandise costs and to improve product mix and inventory levels. In fiscal 2016, there were no vendors or sourcing agents accounting for more than 10% of total purchases.

In fiscal 2016, we formed Darice International Sourcing Group as part of our strategy to develop our direct sourcing capabilities. We believe our direct sourcing operation allows us to maintain greater control over the manufacturing process resulting in improved product quality and lower costs. In addition, our stores purchase custom frames, framing supplies and mats from our framing operation and wholly-owned subsidiary, Artistree, Inc. (“Artistree”), which consists of a manufacturing facility and four regional processing centers.

The majority of the products sold in our stores are manufactured in Asia. Goods manufactured in Asia generally require long lead times and are ordered four to six months in advance of delivery. Those products are either imported directly by us or acquired from distributors based in the U.S.

Our automated replenishment system uses perpetual inventory records to analyze on-hand SKU quantities by store, as well as other pertinent information such as sales forecasts, seasonal selling patterns, promotional events and vendor lead times, to generate recommended merchandise reorder information. These recommended orders are reviewed daily and purchase orders are delivered electronically to our vendors and our distribution centers. In addition to improving our store in-stock position, these systems enable us to better forecast merchandise ordering quantities for our vendors and give us the ability to identify, order and replenish the stores’ merchandise using less store labor. These systems also allow us to react more quickly to sales trends and allow our store team members to devote more time to customer service, thereby improving inventory productivity and sales opportunities.

Artistree

We own and operate Artistree, a vertically-integrated framing operation which supplies precut mats and high quality custom framing merchandise across our store networks. We believe Artistree provides a competitive advantage to our stores and gives us quality control over the entire framing process. Custom framing orders are processed and shipped to our stores where the custom frame order is completed for customer pick-up.

Our moulding manufacturing plant, located in Kernersville, North Carolina, converts lumber into finished frame moulding that is used at our regional processing centers to fulfill custom framing orders for our stores. We manufacture approximately 33% of the moulding that we process and import approximately 45% from quality manufacturers in Brazil, Indonesia, Malaysia, China and Italy.

During fiscal 2016, we operated four regional processing centers located in City of Industry, California; DFW Airport, Texas; Kernersville, North Carolina; and Mississauga, Ontario. Combined, these facilities occupy approximately 579,000 square feet and, in fiscal 2016, processed 29.4 million linear feet of frame moulding and 4.3 million individual custom cut mats and foam boards for our stores. Our precut mats and custom frame supplies are packaged and distributed out of our DFW Airport regional processing center.

Distribution

We currently operate eight distribution centers to supply our stores with merchandise. Approximately 90% of our stores’ merchandise receipts are shipped through the distribution network with the remainder shipped directly from vendors to stores. Our distribution centers are located in California, Florida, Illinois, Ohio, Pennsylvania, Texas and Washington. We also utilize a third-party warehouse to support the distribution of our seasonal merchandise, as well as a third-party fulfillment center for our e-commerce merchandise.

Our distribution facilities use warehouse management and control software systems to maintain and support product purchase decisions. Store replenishment order selection is performed using pick-to-light and radio frequency processing technologies. Product is delivered to stores using a dedicated fleet of trucks and contract carriers.

Our Industry

According to recent internal market research, approximately 55% of U.S. households participated in at least one crafting project during 2016, which represented approximately 68 million households. This research indicated that crafting activities continue to grow in popularity and market size has expanded to approximately $35.8 billion relative to prior studies. We believe the broad, multi-generational appeal, high personal attachment and the low-cost, project-based nature of crafting creates a loyal, resilient following consistent with the research insights.

Store Expansion and Relocation

The following table shows our total store growth for the last five years:

	Fiscal Year
	2016	2015	2014	2013	2012
Michaels stores:
Open at beginning of period	1,196	1,168	1,136	1,099	1,064
New stores	32	30	32	40	38
Relocated stores opened	14	17	13	14	13
Closed stores	(5)	(2)	—	(3)	(3)
Relocated stores closed	(14)	(17)	(13)	(14)	(13)
Open at end of period	1,223	1,196	1,168	1,136	1,099

Aaron Brothers stores:
Open at beginning of period	117	120	121	125	134
New stores	1	—	5	—	—
Relocated stores opened	—	—	—	2	—
Closed stores	(9)	(3)	(6)	(5)	(8)
Relocated stores closed	—	—	—	(1)	(1)
Open at end of period	109	117	120	121	125

Pat Catan's stores:
Open at beginning of period	—	—	—	—	—
Acquired stores	32	—	—	—	—
New stores	3	—	—	—	—
Relocated stores opened	1	—	—	—	—
Closed stores	—	—	—	—	—
Relocated stores closed	(1)	—	—	—	—
Open at end of period	35	—	—	—	—
Total store count at end of period	1,367	1,313	1,288	1,257	1,224

We believe, based on an internal real estate and market penetration study of Michaels stores, that the combined U.S. and Canadian markets can support between 1,400 and 1,500 Michaels stores. We plan to open approximately 30 Michaels stores, including approximately 13 relocations in fiscal 2017. We continue to pursue a store relocation program to improve the real estate location quality and performance of our store base. During fiscal 2017, we plan to close up to five Michaels stores and 15 Aaron Brothers stores. Many of our store closings are stores that have reached the end of their lease term. We believe our ongoing store evaluation process results in strong performance across our store base.

We have developed a standardized procedure to allow for the efficient opening of new stores and their integration into our information and distribution systems. We develop the merchandise layout floor plan and organize the advertising and promotions in connection with the opening of each new store. In addition, we maintain qualified store opening teams to provide new store team members with training.

Our Michaels store operating model, which is based on historical store performance, assumes an average store size of approximately 18,000 selling square feet. Our fiscal 2016 average initial net investment, which varies by site and specific store characteristics, was $1.2 million per Michaels store, including store build-out costs, pre-opening expenses and average first year inventory.

Employees

As of January 28, 2017, we employed approximately 50,000 team members, approximately 38,000 of whom were employed on a part-time basis. The number of part-time team members substantially increases during the Holiday selling season. Of our full-time team members, approximately 4,400 are engaged in various executive, operating, training, distribution and administrative functions in our support center, division offices, administrative offices and distribution centers and the remainder are engaged in store operations. None of our team members are subject to a collective bargaining agreement.

Competition

We are the largest arts and crafts specialty retailer in North America based on store count. The market in which we compete is highly fragmented and includes stores across the U.S. and Canada operated primarily by small, independent retailers along with a few regional and national chains. We believe customers choose where to shop based upon store location, breadth of selection, price, quality of merchandise, availability of product and customer service. We compete with many different types of retailers and classify our competition within the following categories:

•

Multi-store chains. This category consists of several multi-store chains, each operating more than 100 stores, including: Hobby Lobby Stores, Inc., which operates more than 700 stores in 47 states; Jo-Ann Stores, Inc., which operates approximately 850 stores in 49 states; and A.C. Moore Arts & Crafts, Inc., which operates approximately 140 stores primarily in the Eastern U.S. We believe all of these chains are significantly smaller than Michaels with respect to net sales.

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

Foreign Sales

Substantially all of our international business is in Canada, which accounted for approximately 9% of total sales in fiscal 2016 and fiscal 2015 and 10% of total sales in fiscal 2014. Approximately 8% of our assets were located outside of the U.S. in fiscal 2016 and approximately 7% of our assets were located outside of the U.S. in fiscal 2015 and fiscal 2014. See Note 12 to the consolidated financial statements for net sales and total assets by country.

Trademarks and Service Marks

As of January 28, 2017, we own or have rights to trademarks, service marks or trade names we use in connection with the operation of our business, including “Aaron Brothers”, “Artistree”, “Darice”, “Lamrite”, “Michaels”, “Michaels the Arts and Crafts Store”, “Pat Catan’s”, “Recollections”, “Make Creativity Happen”, “Where Creativity Happens”, and the stylized Michaels logo. We have registered our primary private brands including Recollections®, Studio Decor®, Bead Landing®, Creatology®, Ashland®, Celebrate It®, ArtMinds®, Artist’s Loft®, Craft Smart®, Loops & Threads®, Make

Market™, Foamies®, LockerLookz®, Imagin8® and Sticky Sticks® and various sub-brands associated with these primary marks. Solely for convenience, some of the trademarks, service marks and trade names referred to in this Annual Report on Form 10-K are listed without the copyright, trademark and registered trademark symbols, but we will assert, to the fullest extent under applicable law, our rights to our copyrights, trademarks, service marks, trade names and domain names.

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

We use our website (www.michaels.com) as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation Fair Disclosure promulgated by the SEC. These disclosures are included on our website in the “Investor Relations” section. Accordingly, investors should monitor this portion of our website, in addition to following our press releases, SEC filings, public conference calls and webcasts.

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

In the event of an economic downturn or slow recovery, our growth, prospects, results of operations, cash flows and financial condition could be adversely impacted. Our stores offer arts and crafts supplies and products for the crafter and custom framing for the do-it-yourself home decorator, which some customers may perceive as discretionary. Pressure on discretionary income brought on by economic downturns and slow recoveries, including housing market declines, rising energy prices and weak labor markets, may cause consumers to reduce the amount they spend on discretionary items. The inherent uncertainty related to predicting economic conditions makes it difficult for us to accurately forecast future demand trends, which could cause us to purchase excess inventories, resulting in increases in our inventory carrying cost, or limit our ability to satisfy customer demand and potentially lose market share.

We face risks related to our substantial indebtedness.

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk associated with our variable rate debt and prevent us from meeting our obligations under our notes and credit facilities. As of January 28, 2017, we had total outstanding debt of $2,773.5 million, of which $2,263.5 million was subject to variable interest rates and $510.0 million was subject to fixed interest rates. As of January 28, 2017, we had $735.5 million of additional borrowing capacity (after giving effect to $57.6 million of letters of credit then outstanding) under our Amended Revolving Credit Facility. Our substantial indebtedness could have important consequences to us, including:

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

•

exposing us to the risk of increased interest rates as certain of our borrowings, including under our Senior Secured Credit Facilities, which consist of the Amended Revolving Credit Facility and the Amended Term Loan Credit Facility (each, as defined below), are at variable rates;

•	restricting us from making strategic acquisitions or causing us to make non‑strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions, and general corporate or other purposes; or

•	limiting our ability to plan for, or adjust to, changing market conditions and placing us at a competitive disadvantage compared to our competitors who may be less highly leveraged.

The occurrence of any one of these events could have an adverse effect on our business, financial condition, results of operations, and ability to satisfy our obligations under our indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject, in the case of MSI and Michaels Funding, Inc. (“Holdings”) and their subsidiaries, to the restrictions contained in our Senior Secured Credit Facilities and the indenture governing our notes. In addition, our Senior Secured Credit Facilities and indenture governing our notes do not restrict us from creating new holding companies that may be able to incur indebtedness without regard to the restrictions set forth in our Senior Secured Credit Facilities and indenture governing our notes. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

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

In addition, under the Amended Term Loan Credit Facility, MSI is required to meet specified financial ratios in order to undertake certain actions, and under our Amended Revolving Credit Facility, MSI is required to meet specified financial ratios in order to undertake certain actions, and under certain circumstances, MSI may be required to maintain a specified fixed charge coverage ratio. Our ability to meet those tests can be affected by events beyond our control, and we cannot assure you we will meet them. A breach of any of these covenants could result in a default under our Senior Secured Credit Facilities, which could also lead to an event of default under our notes if any of the Senior Secured Credit Facilities were accelerated. Upon the occurrence of an event of default under our Senior Secured Credit Facilities, the lenders could elect to declare all amounts outstanding under our Senior Secured Credit Facilities to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under our Senior Secured Credit Facilities could proceed against the collateral granted to them to secure such indebtedness. Holdings, MSI and certain of MSI’s subsidiaries have pledged substantially all of their assets, including the capital stock of MSI and certain of its subsidiaries, as collateral under our Senior Secured Credit Facilities. If the indebtedness under our Senior Secured Credit Facilities or our notes were to be accelerated, our assets may not be sufficient to repay such indebtedness in full.

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

To a significant extent, we rely on foreign manufacturers for our merchandise, particularly manufacturers located in China. In addition, many of our domestic suppliers purchase a portion of their products from foreign sources. This reliance increases the risk that we will not have adequate and timely supplies of various products due to local political, economic, social or environmental conditions (including acts of terrorism, the outbreak of war or the occurrence of a natural disaster), transportation delays (including dock strikes and other work stoppages), restrictive actions by foreign governments, or changes in U.S. laws and regulations affecting imports or domestic distribution. Reliance on foreign manufacturers also increases our exposure to trade infringement claims and reduces our ability to return product for various reasons.

We are at a risk for higher costs associated with goods manufactured in China. Significant increases in wages or wage taxes paid by contract facilities may increase the cost of goods manufactured, which could have a material adverse effect on our profit margins and profitability.

All of our products manufactured overseas and imported into the U.S. are subject to duties collected by the U.S. Customs Service. We may be subjected to additional duties or tariffs, significant monetary penalties, the seizure and forfeiture of the products we are attempting to import, or the loss of import privileges if we or our suppliers are found to be in violation of U.S. laws and regulations applicable to the importation of our products.

Our growth depends on our ability to open new stores and increase comparable store sales.

One of our key business strategies is to expand our base of retail stores. If we are unable to continue this strategy, our ability to increase our sales, profitability and cash flow could be impaired. To the extent we are unable to open new stores as we anticipate, our sales growth would primarily come from increases in comparable store sales. Growth in profitability would then depend significantly on our ability to improve gross margin. We may be unable to continue our store growth strategy if we cannot identify suitable sites for additional stores, negotiate acceptable leases, access sufficient capital to support store growth, or hire and train a sufficient number of qualified team members.

Damage to the reputation of the Michaels brand or our private and exclusive brands could adversely affect our sales.

We believe the Michaels brand name and many of our private and exclusive brand names are powerful sales and marketing tools and we devote significant resources to promoting and protecting them. To be successful in the future, we must continue to preserve, grow and utilize the value of Michaels’ reputation. Reputational value is based in large part on perceptions of subjective qualities, and even isolated incidents may erode trust and confidence. In addition, we develop and promote private and exclusive brands, which we believe have generated national recognition. Our Michaels private brands totaled approximately 57% of net sales in fiscal 2016 and 54% of net sales in fiscal 2015. Damage to the reputations (whether or not justified) of our brand names could arise from product failures, data privacy or security incidents, litigation or various forms of adverse publicity (including adverse publicity generated as a result of a vendor’s or a supplier’s failure to comply with general social accountability practices), especially in social media outlets, and may generate negative customer sentiment, potentially resulting in a reduction in our sales and earnings.

A weak fourth quarter would materially adversely affect our result of operations.

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

Suppliers from whom our products are sourced may fail us and transitioning to other qualified vendors could materially adversely affect our revenue and profit growth.

The products we sell are sourced from a wide variety of domestic and international vendors. Global sourcing has become an increasingly important part of our business, as we have undertaken efforts to increase the amount of product we source directly from overseas manufacturers. Our ability to find qualified vendors who meet our standards and supply products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced from outside the U.S. Any issues related to transitioning vendors could adversely affect our revenue and gross profit.

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

In addition, many of these suppliers require extensive advance notice of our requirements to supply products in the quantities we desire. This long lead time may limit our ability to respond timely to shifts in demand.

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

We collect, maintain and use data provided to us through our online activities and other customer interactions in our business. Our current and future marketing programs depend on our ability to collect, maintain and use this information, and our ability to do so is subject to certain contractual restrictions in third‑party contracts as well as evolving international, federal and state laws and enforcement trends. We strive to comply with all applicable laws and other legal obligations relating to privacy, data protection and consumer protection, including those relating to the use of data for marketing purposes. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another, or may conflict with other rules or may conflict with our practices. If so, we may suffer damage to our reputation and be subject to proceedings or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts to defend our practices, distract our management, increase our costs of doing business and result in monetary liability.

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

We are subject to regulations by a variety of federal, state and international regulatory authorities, including the Consumer Product Safety Commission. In fiscal 2016, we purchased merchandise from approximately 620 vendors. Since a majority of our merchandise is manufactured in foreign countries, one or more of our vendors may not adhere to product safety requirements or our quality control standards, and we may not identify the deficiency before merchandise ships to our stores. Any issues of product safety, including but not limited to those manufactured in foreign countries, could cause us to recall some of those products. If our vendors fail to manufacture or import merchandise that adheres to our quality control standards, our reputation and brands could be damaged, potentially leading to increases in customer litigation against us. Furthermore, to the extent we are unable to replace any recalled products, we may have to reduce our merchandise offerings, resulting in a decrease in sales, especially if a recall occurs near or during a seasonal period. If our vendors are unable or unwilling to recall products failing to meet our quality standards, we may be required to recall those products at a substantial cost to us. Moreover, changes in product safety or other consumer protection laws could lead to increased costs to us for certain merchandise, or additional labor costs associated with readying merchandise for sale. Long lead times on merchandise ordering cycles increase the difficulty for us to plan and prepare for potential changes to applicable laws. The Consumer Product Safety Improvement Act of 2008 imposes significant requirements on manufacturing, importing, testing and labeling requirements for our products. In the event that we are unable to timely comply with regulatory changes or regulators do not believe we are complying with current regulations applicable to us, significant fines or penalties could result, and could adversely affect our reputation, results of operations, cash flow and financial condition.

Changes in regulations or enforcement, or our failure to comply with existing or future regulations, may adversely impact our business.

We are subject to federal, state and local regulations with respect to our operations in the U.S. We are further subject to federal, provincial and local regulations internationally, including in Canada and China, each of which are distinct from those in the U.S., and may be subject to greater international regulation as our business expands. There are a number of legislative and regulatory initiatives that could adversely impact our business if they are enacted or enforced. Those initiatives include wage or workforce issues (such as minimum‑wage requirements, overtime and other working conditions and citizenship requirements), collective bargaining matters, environmental regulation, price and promotion regulation, trade regulations and others.

Proposed changes in tax regulations may also change our effective tax rate as our business is subject to a combination of applicable tax rates in the various countries, states and other jurisdictions in which we operate. New accounting pronouncements and interpretations of existing accounting rules and practices have occurred and may occur in the future. A change in accounting standards or practices can have a significant effect on our reported results of operations. Failure to comply with legal requirements could result in, among other things, increased litigation risk that could affect us adversely by subjecting us to significant monetary damages and other remedies or by increasing our litigation expenses, administrative enforcement actions, fines and civil and criminal liability. We are currently subject to various class action lawsuits alleging violations of wage and workforce laws and similar matters (see Note 13 to the consolidated financial statements). If such issues become more expensive to address, or if new issues arise, they could increase our expenses, generate negative publicity, or otherwise adversely affect us.

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

We depend on our management information systems for many aspects of our business, including our perpetual inventory, automated replenishment and weighted-average cost stock ledger systems which are necessary to properly forecast, manage, analyze and record our inventory. The Company may be subject to information technology system failures and network disruptions. These may be caused by natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, denial‑of‑service attacks, computer viruses, physical or electronic break‑ins, or similar events or disruptions. System redundancy may be ineffective or inadequate, and the Company’s disaster recovery planning may not be sufficient for all eventualities. Such failures or disruptions could prevent access to the Company’s online services and preclude store transactions. System failures and disruptions could also impede the manufacturing and shipping of products, transactions processing and financial reporting. Additionally, we may be materially adversely affected if we are unable to improve, upgrade, maintain, and expand our systems.

Improvements to our supply chain may not be fully successful.

An important part of our efforts to achieve efficiencies, cost reductions, and sales and cash flow growth is the identification and implementation of improvements to our supply chain, including merchandise ordering, transportation, direct sourcing initiatives and receipt processing. We continue to implement enhancements to our distribution systems and processes, which are designed to improve efficiency throughout the supply chain and at our stores. If we are unable to successfully implement significant changes, this could disrupt our supply chain, which could have a material adverse impact on our results of operations.

Our total assets include intangible assets, goodwill and substantial amounts of property and equipment. Changes in estimates or projections used to assess the fair value of these assets, or operating results that are lower than our current estimates at certain store locations, may cause us to incur impairment charges that could adversely affect our results of operation.

Our total assets include intangible assets, goodwill and substantial amounts of property and equipment. We make certain estimates and projections in connection with impairment analyses for these long lived assets, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") 360, "Property, Plant and Equipment" ("ASC 360"), and ASC 350, "Intangibles—Goodwill and Other" ("ASC 350"). We also review the carrying value of these assets for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable in accordance with ASC 360 or ASC 350. We will record an impairment loss when the carrying value of the underlying asset, asset group or reporting unit exceeds its fair value. These calculations require us to make a number of estimates and projections of future results. If these estimates or projections change, we may be required to record additional impairment charges on certain of these assets. If these impairment charges are significant, our results of operations would be adversely affected.

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

We lease virtually all of our store, distribution center and administrative locations, generally for long terms. While we have the right to terminate some of our leases under specified conditions by making specified payments, we may not be able to terminate a particular lease if or when we would like to do so. If we decide to close stores, we are generally required to continue paying rent and operating expenses for the balance of the lease term, or pay to exercise rights to terminate, and the performance of any of these obligations may be expensive. When we assign or sublease vacated locations, we may remain liable on the lease obligations if the assignee or sublessee does not perform. In addition, when leases for the stores in our ongoing operations expire, we may be unable to negotiate renewals, either on commercially acceptable terms, or at all, which could cause us to close stores. Accordingly, we are subject to the risks associated with leasing real estate, which can have a material adverse effect on our results.

We have co-sourced certain of our information technology, accounts payable, payroll, accounting and human resources functions and may co-source other administrative functions, which makes us more dependent upon third parties.

We place significant reliance on third‑party providers for the co‑sourcing of certain of our information technology (“IT”), accounts payable, payroll, accounting and human resources functions. This co‑sourcing initiative is a component of our ongoing strategy to increase efficiencies, increase our IT capabilities, manage our costs and seek additional cost savings. These functions are generally performed in offshore locations. As a result, we rely on third parties to ensure that certain functional needs are sufficiently met. This reliance subjects us to risks arising from the loss of control over these processes, changes in pricing that may affect our operating results, and potentially, termination of provision of these services by our suppliers. If our service providers fail to perform, we may have difficulty arranging for an alternate supplier or rebuilding our own internal resources, and we could incur significant costs, all of which may have a significant adverse effect on our business. We may co‑source other administrative functions in the future, which would further increase our reliance on third parties. Further, the use of offshore service providers may expose us to risks related to local political, economic, social or environmental conditions (including acts of terrorism, the outbreak of war, or the occurrence of natural disaster), restrictive actions by foreign governments or changes in U.S. laws and regulations.

We are exposed to fluctuations in exchange rates between the U.S. and Canadian dollar, which is the functional currency of our Canadian subsidiaries.

Our Canadian operating subsidiaries purchase inventory in U.S. dollars, which is sold in Canadian dollars and exposes us to foreign exchange rate fluctuations. In addition, our customers at border locations can be sensitive to cross‑border price differences. Substantial foreign currency fluctuations could adversely affect our business. In fiscal 2016, exchange rates had a positive impact on our consolidated operating results due to a 7% increase in the Canadian exchange rate.

We are dependent upon the services of our senior management team.

We are dependent on the services, abilities and experience of our executive officers, including Carl S. Rubin, our Chief Executive Officer, and Denise A. Paulonis, our Chief Financial Officer. The permanent loss of the services of either of these senior executives and any change in the composition of our senior management team could have a negative impact on our ability to execute on our business and operating strategies.

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

Unforeseen public health issues, such as pandemics and epidemics, and geo‑political events, such as civil unrest in a country in which our suppliers are located or terrorist or military activities disrupting transportation, communication or utility systems, as well as natural disasters such as hurricanes, tornadoes, floods, earthquakes and other adverse weather and climate conditions, whether occurring in the U.S. or abroad, particularly during peak seasonal periods, could disrupt our operations or the operations of one or more of our vendors or could severely damage or destroy one or more of our stores or distribution facilities located in the affected areas. For example, day‑to‑day operations, particularly our ability to receive products from our vendors or transport products to our stores, could be adversely affected, or we could be required to close stores or distribution centers in the affected areas or in areas served by the affected distribution center. These factors could also cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and global financial markets and economy. Such occurrences could significantly impact our operating results and financial performance. For example, during fiscal 2015, one of our stores was damaged by weather related to Hurricane Joaquin, resulting in closure and lost sales. Had the hurricane impacted a larger geographic area, it is possible that we would have suffered a substantial negative impact to our sales for a prolonged period.

Any difficulty executing or integrating an acquisition, a business combination or a major business initiative could adversely affect our business or results of operations.

Any difficulty in executing or integrating an acquisition, a business combination or a major business initiative, including the recent acquisition of Lamrite, may result in our inability to achieve anticipated benefits from these transactions in the time frame that we anticipate, or at all, which could adversely affect our business or results of operations. Such transactions may also disrupt the operation of our current activities and divert management's attention from other business matters. In addition, the Company’s current credit agreements place certain limited constraints on our ability to make an acquisition or enter into a business combination, and future borrowing agreements could place tighter constraints on such actions.

Substantial changes to fiscal and tax policies may adversely affect our business.

Legislative actions, including changes in fiscal and tax policies, may adversely affect our business.  For example, any restrictions or limitations on trade with China and other countries or the imposition of a tariff or border tax on all foreign imports could negatively impact our business. A majority of the products currently sold in Michaels stores are manufactured in Asia. Therefore, any such restrictions or tariffs imposed on products that we or our suppliers import for sale in the U.S. would adversely and directly impact our tax liability and cost of goods sold. Further, such a policy change may require us to raise our prices, which could result in the loss of customers and harm our business.

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

We are subject to certain phase-in provisions of The NASDAQ Stock Market and, as a result, we are not currently subject to certain corporate governance requirements. Until the expiration of the phase-in period on December 16, 2017, you will not have the same protections as those afforded to stockholders of companies that are subject to such governance requirements.

Following the December 2016 secondary offering, our significant stockholders, affiliates of or funds advised by Bain Capital Partners, LLC and The Blackstone Group L.P. (the “Sponsors”) ceased to indirectly beneficially own a majority controlling interest in us. As a result, we are no longer a “controlled company” within the meaning of the corporate governance standards of The NASDAQ Stock Market. However, we continue to rely on a phase-in provision for the requirement that we have a Compensation Committee that is composed entirely of independent directors. Accordingly, for up to one year from the expiration of the phase-in period, which will occur on December 16, 2017, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of The NASDAQ Stock Market.

The Sponsors continue to have significant influence over us and their interest may conflict with yours and those of our Company.

Although we are no longer a “controlled company”, the Sponsors continue to beneficially own approximately 38% of our outstanding common stock as of January 28, 2017. For so long as the Sponsors continue to hold a significant portion of our outstanding common stock, the Sponsors may continue to be able to strongly influence or effectively control our decisions.

Our stock price could be extremely volatile and may decline and, as a result, you may not be able to resell your shares at or above the price you paid for them.

Since listing our common stock on The NASDAQ Global Select Market in June 2014 in connection with our IPO, the price of our common stock has ranged from a low of $14.51 on August 1, 2014 to a high of $31.37 on June 6, 2016. In addition, the stock market in general has been highly volatile. As a result, the market price of our common stock is likely to be similarly volatile, and investors in our common stock may experience a decrease, which could be substantial, in the value of their stock, including decreases unrelated to our operating performance or prospects, and could lose part or all of their investment. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including those described elsewhere in this filing and others such as:

•	variations in our operating performance and the performance of our competitors;
•	actual or anticipated fluctuations in our quarterly or annual operating results;
•	publication of research reports by securities analysts about us or our competitors or our industry;
•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

•	additions and departures of key personnel;
•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin‑offs, joint ventures, strategic investments or changes in business strategy;
•	the passage of legislation or other regulatory developments affecting us or our industry;
•	speculation in the press or investment community;
•	adverse publicity;
•	changes in accounting principles;
•	terrorist acts, acts of war or periods of widespread civil unrest;
•	natural disasters and other calamities; and
•	changes in general market and economic conditions.

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

Delaware law and provisions in our certificate of incorporation and bylaws could make it harder for a third party to acquire us, even if doing so might be beneficial to our stockholders. These provisions include limitations on our stockholders’ ability to act by written consent. In addition, our Board has the right to issue preferred stock without stockholder approval that could be used to dilute a potential hostile acquirer. Our certificate of incorporation imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock other than the Sponsors, who own approximately 38% of our outstanding common stock as of January 28, 2017. As a result, you may lose your ability to sell your stock for a price in excess of the prevailing market price due to these protective measures and efforts by stockholders to change the direction or management of the Company may be unsuccessful.

Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our certificate of incorporation provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law or our certificate of incorporation or the bylaws or (iv) any action asserting a claim against us governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

Because our executive officers hold or may hold restricted shares or option awards that will vest upon a change of control, these officers may have interests in us that conflict with yours.

Our executive officers hold or may hold restricted shares and options to purchase shares that would automatically vest upon a change of control. As a result, these officers may view certain change of control transactions more favorably than an investor due to the vesting opportunities available to them and, as a result, may have an economic incentive to support a transaction that you may not believe to be favorable to stockholders.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES

We lease substantially all of the sites for our Michaels, Aaron Brothers and Pat Catan’s stores, with the majority of our stores having initial lease terms of approximately 10 years. The leases are generally renewable, with increases in lease rental rates. Lessors have made leasehold improvements to prepare our stores for opening under a majority of our existing leases. As of January 28, 2017, in connection with stores that we plan to open or relocate in future fiscal years, we had signed approximately 37 leases for Michaels stores. Management believes our facilities are suitable and adequate for our business as presently conducted.

As of January 28, 2017, we leased the following non-store facilities:

Locations	Square Footage
Distribution centers:
Hazleton, Pennsylvania	692,000
Jacksonville, Florida	506,000
Lancaster, California	763,000
Centralia, Washington	718,000
New Lenox, Illinois	693,000
Haslet, Texas	433,000
City of Commerce, California (Aaron Brothers)	174,000
Strongsville, Ohio (Darice warehouse)	217,000
4,196,000
Artistree:
DFW Airport, Texas (regional processing and fulfillment operations center)	271,000
Kernersville, North Carolina (manufacturing plant and regional processing center)	156,000
City of Industry, California (regional processing center)	90,000
Mississauga, Ontario (regional processing center)	62,000
579,000
Office space:
Irving, Texas (corporate office support center)	296,000
Strongsville, Ohio (Lamrite office support center)	505,000
Atlanta, Georgia (Darice showroom)	6,000
Mississauga, Ontario (Canadian regional office)	3,000
Kowloon Bay, Hong Kong	4,000
Ningbo, China	17,000
831,000

Coppell, Texas (new store staging warehouse)	82,000
5,688,000

The following table indicates the number of our retail stores located in each state or province as of January 28, 2017:

	Number of Stores
State/Province	Michaels	Aaron Brothers	Pat Catan's	Total
Alabama	12			12
Alaska	3			3
Alberta	23			23
Arizona	27	4		31
Arkansas	5			5
British Columbia	17			17
California	136	70		206
Colorado	22	2		24
Connecticut	20			20
Delaware	5			5
District of Columbia	1			1
Florida	82			82
Georgia	35	1		36
Idaho	7	1		8
Illinois	41			41
Indiana	18		1	19
Iowa	8			8
Kansas	8			8
Kentucky	12			12
Louisiana	15			15
Maine	3			3
Manitoba	4			4
Maryland	25			25
Massachusetts	32			32
Michigan	35		1	36
Minnesota	23			23
Mississippi	7			7
Missouri	21			21
Montana	5			5
Nebraska	6			6
Nevada	10	3		13
New Brunswick	3			3
New Hampshire	9			9
New Jersey	31			31
New Mexico	4			4
New York	62			62
Newfoundland and Labrador	1			1
North Carolina	36			36
North Dakota	3			3
Nova Scotia	7			7
Ohio	32		26	58
Oklahoma	7			7
Ontario	58			58
Oregon	15	2		17
Pennsylvania	48		6	54
Prince Edward Island	1			1
Quebec	16			16
Rhode Island	4			4
Saskatchewan	3			3
South Carolina	15			15
South Dakota	2			2
Tennessee	17			17
Texas	83	19		102
Utah	13			13
Vermont	2			2
Virginia	37			37
Washington	23	7		30
West Virginia	5		1	6
Wisconsin	17			17
Wyoming	1			1
Total	1,223	109	35	1,367

ITEM 3.  LEGAL PROCEEDINGS.

Information regarding legal proceedings is incorporated by reference from Note 13 to the consolidated financial statements.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on The NASDAQ Global Select Market under the symbol “MIK”. As of January 28, 2017, there were approximately 375 holders of record of our common stock. The following table sets forth the high and low sales price per share for the periods indicated of our common stock on The NASDAQ Global Select Market:

	Fiscal Year
	2016		2015
	High	Low	High	Low
First Quarter	$29.56	$20.25	$30.00	$25.77
Second Quarter	$31.37	$25.52	$28.49	$24.60
Third Quarter	$26.57	$22.11	$26.84	$21.78
Fourth Quarter	$25.57	$19.25	$24.05	$19.46

Dividends

The Company does not anticipate paying any cash dividends in the near future. We anticipate that all of our earnings for the foreseeable future will be used to repay debt, to repurchase outstanding shares, for working capital, to support our operations and to finance the growth and development of our business. Any future determination to pay dividends will be at the discretion of our Board, subject to compliance with applicable law and any contractual provisions, including under agreements for indebtedness, that restrict or limit our ability to pay dividends, and will depend upon, among other factors, our results of operations, financial condition, earnings, capital requirements and other factors that our Board may deem relevant. For additional information concerning restrictions relating to agreements for indebtedness, see Note 7 to the consolidated financial statements.

Performance Graph

The following graph shows a comparison of cumulative total return to holders of The Michaels Companies, Inc.’s common shares against the cumulative total return of the S&P 500 Index and S&P 500 Retail Index from June 27, 2014 (the date the Company’s stock commenced trading on the NASDAQ Global Select Market) through January 28, 2017. The comparison of the cumulative total returns for each investment assumes that $100 was invested in The Michaels Companies, Inc. common shares and the respective indices on June 27, 2014 through January 28, 2017 including reinvestment of any dividends. Historical share price performance should not be relied upon as an indication of future share price performance.

	6/27/2014	1/31/2015	1/30/2016	1/28/2017
The Michaels Companies, Inc.	$100.00	$151.76	$128.24	$115.06
S&P 500 Index	100.00	103.10	102.41	123.78
S&P 500 Retail Index	100.00	108.50	97.18	102.61

ITEM 6.  SELECTED FINANCIAL DATA.

The following financial information for the five most recent fiscal years has been derived from our consolidated financial statements. This information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere herein.

	Fiscal Year(1)
	2016(2)	2015	2014	2013	2012
	(in thousands, except earnings per share, other operating and store count data)
Results of Operations Data:
Net sales	$5,197,292	$4,912,782	$4,738,144	$4,569,792	$4,407,545
Operating income (3)	715,280	720,604	626,529	610,402	592,050
Interest expense	126,270	139,405	198,409	214,497	245,466
Losses on early extinguishments of debt and refinancing costs	7,292	8,485	74,312	14,420	32,551
Net income	378,159	362,912	217,395	243,430	199,734
Earnings per common share:
Basic	$1.84	$1.75	$1.07	$1.39	$1.14
Diluted	$1.82	$1.72	$1.05	$1.36	$1.12
Weighted-average common shares outstanding:
Basic	204,735	206,845	203,229	174,797	174,715
Diluted	206,354	209,346	207,101	178,628	178,068
Balance Sheet Data:
Cash and equivalents	$298,813	$409,391	$378,295	$238,864	$55,961
Merchandise inventories	1,127,777	1,002,607	958,171	901,308	862,478
Total current assets	1,542,805	1,507,723	1,423,778	1,237,336	1,007,479
Total assets	2,147,640	2,031,287	1,961,108	1,767,132	1,519,510
Total current liabilities	1,024,224	912,860	889,632	825,556	851,618
Current portion of long-term debt	31,125	24,900	24,900	16,400	150,514
Long-term debt	2,723,187	2,744,942	3,089,781	3,633,279	2,855,834
Total liabilities	3,846,066	3,755,382	4,072,633	4,549,414	3,823,471
Stockholders’ deficit	(1,698,426)	(1,724,095)	(2,111,525)	(2,782,282)	(2,303,961)
Other Operating Data:
Average net sales per selling square foot (4)	$223	$223	$220	$218	$215
Comparable store sales	(0.5)%	1.8%	1.7%	2.9%	1.5%
Comparable store sales, at constant currency	(0.4)%	3.2%	2.4%	3.4%	1.5%
Total selling square footage (in thousands)	23,539	22,068	21,605	21,108	20,588
Stores Open at End of Year:
Michaels	1,223	1,196	1,168	1,136	1,099
Aaron Brothers	109	117	120	121	125
Pat Catan's	35	—	—	—	—
Total stores open at end of year	1,367	1,313	1,288	1,257	1,224

(1)	Fiscal 2012 consisted of 53 weeks while all other periods presented consisted of 52 weeks.
(2)

Fiscal 2016 results of operations and balance sheet data includes the impact of the acquisition of Lamrite on February 2, 2016, including non-recurring purchase accounting adjustment and integrations costs of $11.4 million. Lamrite’s net sales totaled $232.3 million in fiscal 2016.

(3)	Fiscal 2014 operating income includes a $32.3 million charge associated with the IPO primarily related to a $30.2 million fee paid to certain related parties to terminate our management agreement.
(4)

The calculation of average net sales per selling square foot includes only Michaels comparable stores. Aaron Brothers, which is a smaller store model, and Pat Catan’s, which is a larger store model, are excluded from the calculation.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31. All references to fiscal year mean the year in which that fiscal year began. References to “fiscal 2016” relate to the 52 weeks ended January 28, 2017, references to “fiscal 2015” relate to the 52 weeks ended January 30, 2016 and references to “fiscal 2014” relate to the 52 weeks ended January 31, 2015.

Michaels Stores, Inc. (“MSI”) is headquartered in Irving, Texas and was incorporated in the state of Delaware in 1983. In July 2013, MSI was reorganized into a holding company structure and The Michaels Companies, Inc. (the “Company”) was incorporated in Delaware in connection with the reorganization. In July 2014, we completed an initial public offering (“IPO”) of 27.8 million shares of common stock at a public offering price of $17.00 per share, resulting in net proceeds of $445.7 million.

Fiscal 2016 Overview

With $5,197.3 million in net sales in fiscal 2016, we are the largest arts and crafts specialty retailer in North America (based on store count) providing materials, project ideas and education for creative activities, under the retail brands of Michaels, Aaron Brothers and Pat Catan’s. We also operate an international wholesale business under the Darice brand name (“Darice”) and a market-leading vertically-integrated custom framing business under the Artistree brand name. At January 28, 2017, we operated 1,223 Michaels stores, 109 Aaron Brothers stores and 35 Pat Catan’s stores.

Financial highlights for fiscal 2016 include the following:

•

Net sales increased to $5,197.3 million, a 5.8% improvement over last year, primarily driven by the acquisition of Lamrite West, Inc. (“Lamrite”) and the opening of 19 additional stores (net of closures).

•	Comparable store sales decreased 0.5%, or 0.4%, at constant exchange rates.

•	Our Michaels retail stores’ private brand merchandise drove approximately 57% of net sales in fiscal 2016 compared to 54% of net sales in fiscal 2015.

•	We reported operating income of $715.3 million, a decrease of 0.7% from the prior year, including $11.4 million of purchase accounting adjustments and integration costs.

•	We reported net income of $378.2 million, an increase of 4.2% from the prior year.

•

Adjusted EBITDA, a non-GAAP measure that is a required calculation in our debt agreements, improved by 0.8%, from $866.2 million in fiscal 2015 to $872.7 million in fiscal 2016 (see “Management Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures”).

•	We refinanced our term loan credit facility and our revolving credit facility during fiscal 2016.

In fiscal 2016, we made significant progress implementing our strategic initiatives, including:

•

the acquisition of Lamrite, which enhanced our private brand development capabilities, accelerated our direct sourcing initiatives and strengthened our business-to-business capabilities through an international wholesale business under the Darice brand name;

•

the introduction of our fully-integrated “Make” brand campaign through television, radio, social media and in-store events intended to leverage the growing customer trends of “do-it-yourself” and “personalization” while also positioning Michaels in a more contemporary light;

•	creating flexible merchandising space in our stores to highlight newness and present stronger, more cohesive seasonal product statements to customers;

•

the launch of our Michaels Rewards program, which allows us to differentiate our business from others in our channel while providing us with valuable data to help tailor customer communications more effectively;

•	the improvement of our in-store and online education programs, including the addition of more free classes for children and adults;

•	improving our in-store presentation and raising operational standards to deliver a better shopping experience;

•	delivering trend-right merchandise to our customers; and

•	the authorization from our Board of Directors to purchase up to $500.0 million of the Company’s common stock on the open market.

Fiscal 2017 Outlook

In fiscal 2017, we intend to continue to expand our industry leadership through innovation and strategic initiatives such as:

•	making our stores more inviting to a broader set of customers, including those new to do-it-yourself projects and more experienced crafters;

•	continuing to enhance our in-store shopping experience by creating a more visually appealing environment and making it easier for our customers to shop;

•	broadening our merchandising and sourcing capabilities to better identify and source new trends, merchandise and categories that enhance our portfolio of exclusive brands and products;

•	strengthening our connections with customers and reaching new customers through an expanded marketing program, including print, digital, direct mail, broadcast and community events;

•	expanding our omni-channel offering of merchandise, promotional and marketing events; and

•	strengthening our business-to-business operations.

Comparable Store Sales

Comparable store sales represents the change in net sales for stores open the same number of months in the comparable period of the previous year, including stores that were relocated or expanded during either period, as well as e-commerce sales. A store is deemed to become comparable in its 14th month of operation in order to eliminate grand opening sales distortions. A store temporarily closed more than two weeks is not considered comparable during the month it is closed. If a store is closed longer than two weeks but less than two months, it becomes comparable in the month in which it reopens, subject to a mid-month convention. A store closed longer than two months becomes comparable in its 14th month of operation after its reopening. Pat Catan’s stores will not be included in comparable store sales until the beginning of fiscal 2017, the 13th month after the acquisition.

Results of Operations

The following table sets forth the percentage relationship to net sales of line items of our consolidated statements of comprehensive income. This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes.

	Fiscal Year
	2016	2015	2014
Net sales	100.0%	100.0%	100.0%
Cost of sales and occupancy expense	61.0	59.9	59.9
Gross profit	39.0	40.1	40.1
Selling, general and administrative	25.2	25.3	26.0
Related party expenses	—	—	0.8
Store pre-opening costs	0.1	0.1	0.1
Operating income	13.8	14.7	13.2
Interest expense	2.4	2.8	4.2
Losses on early extinguishments of debt and refinancing costs	0.1	0.2	1.6
Other (income) expense, net	—	—	0.1
Income before income taxes	11.2	11.6	7.4
Income taxes	3.9	4.3	2.8
Net income	7.3%	7.4%	4.6%

Fiscal 2016 Compared to Fiscal 2015

Net Sales. Net sales increased $284.5 million in fiscal 2016, or 5.8%, compared to fiscal 2015. The increase in net sales was due to a $232.3 million increase related to the acquisition of Lamrite in fiscal 2016 and a $75.1 million increase related to 19 additional stores opened (net of closures) since January 30, 2016. The increase was partially offset by a $22.9 million decrease in comparable store sales. Comparable store sales decreased 0.5% compared to fiscal 2015 due to a decrease in customer transactions, partially offset by an increase in average ticket.

Gross Profit. Gross profit was 39.0% of net sales in fiscal 2016 compared to 40.1% in fiscal 2015.  The 110 basis point decline was primarily due to an increase in promotional activity and lower margins associated with Lamrite’s wholesale business, including $4.0 million of non-recurring purchase accounting adjustments related to inventory. The decline was partially offset by an increase in retail prices and sourcing efficiencies.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) was 25.2% of net sales in fiscal 2016 compared to 25.3% in fiscal 2015. SG&A increased $65.1 million to $1,308.1 million in fiscal 2016 due primarily to $72.4 million of expenses related to Lamrite, including $7.4 million of integration costs, a $14.9 million increase in payroll-related costs, $10.7 million of costs associated with operating 19 additional stores (net of closures) and $9.0 million of costs to create flexible space in our stores to present new and seasonally relevant merchandise. The increase was partially offset by a $45.6 million decrease in performance-based compensation.

Interest Expense. Interest expense decreased $13.1 million to $126.3 million in fiscal 2016 compared to fiscal 2015. The decrease was primarily attributable to $8.0 million of interest savings from the partial redemption of our term loan credit facility in the fourth quarter of fiscal 2015, $3.8 million of interest savings from the redemption of our remaining outstanding 7.5%/8.25% PIK Toggle Notes due 2018 (“PIK Notes”) during the second quarter of fiscal 2015 and $1.1 million of interest savings from the refinancing of our revolving credit facility in the second quarter of fiscal 2016.

Losses on Early Extinguishments of Debt and Refinancing Costs. We recorded a loss on the early extinguishment of debt of $7.3 million during fiscal 2016, consisting of $6.9 million related to the amendment of our term loan credit facility and $0.4 million related to the refinancing of our revolving credit facility.  During fiscal 2015, we recorded a loss on the early extinguishment of debt of $8.5 million related to the redemption of our remaining outstanding PIK Notes and the partial prepayment of our Amended Term Loan Credit Facility maturing in 2020 (“Additional Term Loan”), consisting of $4.4 million to write off related debt issuance costs, $3.6 million of redemption premiums and a $0.5 million write-off of the unamortized net discount of the Additional Term Loan.

Income Taxes. The effective tax rate for fiscal 2016 was 35.0% compared to 36.6% in the prior year. The effective tax rate for fiscal 2016 was lower than the prior year primarily due to benefits realized associated with our direct sourcing initiatives implemented in the current year and a decrease in state taxes.

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

Selling, General, and Administrative. SG&A was 25.3% of net sales in fiscal 2015 compared to 26.0% in fiscal 2014. SG&A increased $9.1 million to $1,243.0 million in fiscal 2015 due primarily to $10.9 million of costs associated with operating 25 additional stores (net of closures) and an increase in marketing costs of $4.0 million, partially offset by a decrease in Canadian operating costs due primarily to the impact of foreign exchange rates.

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

Losses on Early Extinguishments of Debt and Refinancing Costs. We recorded a loss on the early extinguishment of debt of $8.5 million during fiscal 2015 related to the redemption of our remaining outstanding PIK Notes and the partial prepayment of our Additional Term Loan, consisting of $4.4 million to write off related debt issuance costs, $3.6 million of redemption premiums and a $0.5 million write-off of the unamortized net discount of the Additional Term Loan. During fiscal 2014, we recorded a loss on the early extinguishment of debt of $74.3 million related to the redemption of our 2018 Senior Notes and the partial redemption of our PIK Notes, consisting of $58.8 million of redemption premiums and $20.6 million to write off related debt issuance costs. The loss in fiscal 2014 was partially offset by a $5.1 million write-off of the unamortized premium on the 2018 Senior Notes.

Income Taxes. The effective tax rate for fiscal 2015 was 36.6% compared to 38.1% in the prior year. The effective tax rate in fiscal 2015 was lower than the prior year primarily due to our assertion in fiscal 2015 to indefinitely reinvest the fiscal 2014 and fiscal 2015 earnings of our Canadian subsidiary into our operations outside of the U.S., which is taxed at a lower rate than the U.S.

Liquidity and Capital Resources

We require cash principally for day-to-day operations, to finance capital investments, purchase inventory, service our outstanding debt and for seasonal working capital needs. We expect that our available cash, cash flow generated from operating activities and funds available under our Amended Revolving Credit Facility (as defined below) will be sufficient to fund planned capital expenditures, working capital requirements, debt repayments, debt service requirements and anticipated growth for the foreseeable future. Our ability to satisfy our liquidity needs and continue to refinance or reduce debt could be adversely affected by the occurrence of any of the events described under “Item 1A. Risk Factors” or our failure to meet our debt covenants as described below. Our Amended Revolving Credit Facility provides senior secured financing of up to $850.0 million, subject to a borrowing base. As of January 28, 2017, the borrowing base was $793.1 million, of which we had no outstanding borrowings, $57.6 million of outstanding standby letters of credit and $735.5 million of unused borrowing capacity. Our cash and cash equivalents totaled $298.8 million at January 28, 2017, of which $86.9 million was held by our foreign subsidiaries. If it were necessary to repatriate these funds for use in the U.S., we would be required to pay U.S. taxes on the amount of undistributed earnings in our foreign subsidiaries. However, it is our intent to indefinitely reinvest these funds outside the U.S.

On February 2, 2016, we completed the acquisition of Lamrite for $150.0 million, prior to certain purchase price adjustments, utilizing our existing cash on hand. Lamrite operates an international wholesale business under the Darice brand name and 35 arts and crafts retail stores, located primarily in Ohio and the surrounding states, under the Pat Catan’s brand name. The retail stores have approximately 32,000 average square feet of selling space per store. The acquisition is helping to enhance our private brand development capabilities, accelerate our direct sourcing initiatives and strengthen our business-to-business capabilities.

In fiscal 2016, the Board of Directors authorized the Company to purchase $500.0 million of the Company’s common stock on the open market. The share repurchase program does not have an expiration date, and the timing and number of repurchase transactions under the program will depend on market conditions, corporate considerations, debt agreements and regulatory requirements. Shares repurchased under the program are held as treasury shares until retired. During fiscal 2016, we repurchased 17.2 million shares for an aggregate amount of $400.7 million. During the first quarter of fiscal 2017, we repurchased an additional 4.8 million shares of our common stock for an aggregate amount of $99.3 million, utilizing the remaining availability under our share repurchase program.

We had total outstanding debt of $2,773.5 million at January 28, 2017, of which $2,263.5 million was subject to variable interest rates and $510.0 million was subject to fixed interest rates.

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

Cash Flow from Operating Activities

Cash flows provided by operating activities was $564.4 million in fiscal 2016, an increase of $60.4 million from fiscal 2015. The improvement was primarily due to the timing of vendor payments and lower interest payments as a result of debt redemptions, partially offset by an increase in estimated federal tax payments and integration costs incurred as a result of the acquisition of Lamrite.

Inventory increased 12.5% to $1,127.8 million at January 28, 2017, from $1,002.6 million at January 30, 2016. The increase in inventory was primarily due to $91.5 million in additional inventory from the acquisition of Lamrite. Average inventory per Michaels store (inclusive of distribution centers, in-transit and inventory for the Company’s e-commerce site) increased 1.6% to $826,000 at January 28, 2017, from $813,000 at January 30, 2016.  The increase was primarily due to additional inventory to support our core business, including improving our in-stock presentation and supporting key paper crafting initiatives.

Cash Flow from Investing Activities

The following table includes capital expenditures paid during the periods presented (in thousands):

	Fiscal Year
	2016	2015	2014
New and relocated stores and stores not yet opened (1)	$22,489	$30,315	$29,846
Existing stores	47,290	48,289	49,898
Information systems	27,584	32,228	40,191
Corporate and other	17,099	13,088	17,845
	$114,462	$123,920	$137,780

(1)

In fiscal 2016, we incurred capital expenditures related to the opening of 46 Michaels stores, including the relocation of 14 stores, and the opening of one Aaron Brothers store and four Pat Catan’s stores, including the relocation of one Pat Catan’s store. In fiscal 2015, we incurred capital expenditures related to the opening of 47 Michaels stores, including the relocation of 17 stores. In fiscal 2014, we incurred capital expenditures related to the opening of 45 Michaels stores, including the relocation of 13 stores, and five Aaron Brothers stores.

We currently estimate that our capital expenditures will be $125.0 million to $135.0 million in fiscal 2017. We plan to invest in the infrastructure necessary to support the further development of our business. In fiscal 2017, we plan to open approximately 30 new Michaels stores, including approximately 13 relocations.

Term Loan Credit Facility

On January 28, 2013, MSI entered into an amended and restated credit agreement maturing on January 28, 2020 (the “Credit Agreement”) to amend various terms of MSI’s then existing term loan credit agreement with Deutsche Bank AG New York Branch (“Deutsche Bank”) and other lenders. The Credit Agreement, together with the related security, guarantee and other agreements, is referred to as the “Term Loan Credit Facility”.

On July 2, 2014, MSI issued an additional $850.0 million of debt under the Term Loan Credit Facility maturing in 2020 (“Additional Term Loan”). The Additional Term Loan was issued at 99.5% of face value, resulting in an effective interest rate of 4.02%. The net proceeds from this borrowing and the issuance of an additional $250.0 million of the 5.875% senior subordinated notes were used to fully redeem the then outstanding 2018 Senior Notes and to pay the applicable make-whole premium and accrued interest.

On December 28, 2015, MSI voluntarily prepaid $150.0 million in principal of the Additional Term Loan for an aggregate redemption price (including any unpaid interest) of $151.0 million.

On September 28, 2016, MSI entered into an amendment with Deutsche Bank and other lenders to amend and restate our Term Loan Credit Facility. The amended and restated credit agreement, together with the related security, guarantee and other agreements, is referred to as the “Amended Term Loan Credit Facility”. The Amended Term Loan Credit Facility matures on January 28, 2023.

As of January 28, 2017, the Amended Term Loan Credit Facility provides for senior secured financing of $2,263.5 million. MSI has the right under the Amended Term Loan Credit Facility to request additional term loans (a) in the aggregate amount of up to $750.0 million or (b) at MSI’s election, an amount of additional term loans if the consolidated secured debt ratio (as defined in the Amended Term Loan Credit Facility) is no more than 3.25 to 1.00 on a pro forma basis as of the last day of the most recently ended four quarter period, subject to certain adjustments. The lenders under the Amended Term Loan Credit Facility will not be under any obligation to provide any such additional term loans, and the incurrence of any such additional term loans is subject to customary conditions.

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

MSI must offer to prepay outstanding term loans at 100% of the principal amount, plus any unpaid interest, with the proceeds of certain asset sales or casualty events under certain circumstances. MSI may voluntarily prepay outstanding loans under the Amended Term Loan Credit Facility at any time without premium or penalty other than customary breakage costs with respect to LIBOR loans; provided, that if MSI enters into certain repricing transactions on or before March 28, 2017, the amount of the repricing payment will be subject to a premium equal to 1.0%.

MSI is required to make scheduled quarterly payments equal to 0.25% of the original principal amount of the term loans (subject to adjustments relating to the incurrence of additional term loans) for the first six years and three quarters of the Amended Term Loan Credit Facility, with the balance paid on January 28, 2023.

All obligations under the Amended Term Loan Credit Facility are unconditionally guaranteed, jointly and severally, by Michaels Funding, Inc. (“Holdings”) and all of MSI’s existing domestic material subsidiaries and are required to be guaranteed by certain of MSI’s future domestic wholly-owned material subsidiaries (“the Subsidiary Guarantors”). All obligations under the Amended Term Loan Credit Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the assets of Holdings, MSI and the Subsidiary Guarantors, including:

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

The Amended Term Loan Credit Facility contains a number of negative covenants that are substantially similar to, but more restrictive in certain respects than, those governing the 2020 Senior Subordinated Notes (as defined below), as well as certain other customary representations and warranties, affirmative and negative covenants and events of default. As of January 28, 2017, MSI was in compliance with all covenants.

5.875% Senior Subordinated Notes due 2020

On December 19, 2013, MSI issued $260.0 million in principal amount of 5.875% senior subordinated notes maturing in 2020 (“2020 Senior Subordinated Notes”). On June 16, 2014, MSI issued an additional $250.0 million of the 2020 Senior Subordinated Notes at 102% of face value, resulting in an effective interest rate of 5.76%. Interest is payable semi-annually on June 15 and December 15 of each year. The net proceeds from this borrowing, and the $850.0 million Additional Term Loan, were used to fully redeem the outstanding 2018 Senior Notes and to pay the applicable make-whole premium and accrued interest.

The 2020 Senior Subordinated Notes are guaranteed, jointly and severally, fully and unconditionally, on an unsecured senior subordinated basis, by each of MSI’s subsidiaries that guarantee indebtedness under the Amended Revolving Credit Facility and the Amended Term Loan Credit Facility (collectively defined as the “Senior Secured Credit Facilities”).

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

MSI may redeem all or part of the 2020 Senior Subordinated Notes, upon notice, at the redemption prices set forth below (expressed as percentages of the principal amount of the 2020 Senior Subordinated Notes to be redeemed), plus any unpaid interest through the applicable date of redemption, if redeemed during the twelve-month period beginning on December 15 of each of the years indicated below:

Year	Percentage
2016	102.938%
2017	101.469%
2018 and thereafter	100.000%

Upon a change in control, MSI is required to offer to purchase all of the 2020 Senior Subordinated Notes at a price in cash equal to 101% of the aggregate principal amount, plus any unpaid interest. The 2020 Senior Subordinated Indenture contains covenants limiting MSI’s ability, and the ability of MSI’s restricted subsidiaries, to incur or guarantee additional debt, prepay debt that is subordinated to the 2020 Senior Subordinated Notes, issue stock of subsidiaries, make certain investments, loans, advances and acquisitions, create liens on MSI’s and such subsidiaries’ assets to secure debt, enter into transactions with affiliates, merge or consolidate with another company; and sell or otherwise transfer assets. The covenants also limit MSI’s ability, and the ability of MSI’s restricted subsidiaries, to pay dividends or distributions on MSI’s capital stock or repurchase MSI’s capital stock, subject to certain exceptions, including dividends, distributions and repurchases up to an amount in excess of (i) $100.0 million plus (ii) a basket that builds based on 50% of MSI’s consolidated net income (as defined in the 2020 Senior Subordinated Indenture) and certain other amounts, in each case, to the extent such payment capacity is not applied as otherwise permitted under the 2020 Senior Subordinated Indenture and subject to certain conditions. However, there are no limitations on dividends and certain other restricted payments so long as (a) no default shall have occurred and be continuing and (b) immediately after giving pro forma effect to such restricted payment(s) and the application of proceeds therefrom, the consolidated total leverage ratio is less than or equal to 3.25 to 1.00. As of January 28, 2017, the permitted restricted payment amount was $658.5 million. As of January 28, 2017, MSI was in compliance with all covenants.

Revolving Credit Facility

On September 17, 2012, MSI entered into a second amended and restated credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”) and other lenders to amend various terms of MSI’s then existing senior secured asset-based revolving credit facility. The Credit Agreement, together with related security, guarantee and other agreements, is referred to as the “Revolving Credit Facility”. On May 27, 2016, MSI entered into an amended and restated credit agreement with Wells Fargo and other lenders to, among other things, increase the availability and extend the maturity date of our Revolving Credit Facility. The amended credit agreement, together with the related security, guarantee and other agreements, is referred to as the “Amended Revolving Credit Facility”.

The Amended Revolving Credit Facility provides for senior secured financing of up to $850.0 million, subject to a borrowing base. The borrowing base under the Amended Revolving Credit Facility equals the sum of: (i) 90% of eligible credit card receivables, (ii) 85% of eligible trade receivables, (iii) 90% to 92.5% of the appraised value of eligible inventory, plus (iv) 90% to 92.5% of the lesser of (a) the appraised value of eligible inventory supported by letters of credit, and (b) the face amount of the letters of credit, less (v) certain reserves. The Amended Revolving Credit Facility matures in May 2021, subject to a springing maturity date if certain of our outstanding indebtedness has not been repaid, redeemed, refinanced, cash collateralized or if the necessary availability reserves have not been established prior to such time (the “ABL Maturity Date”).

As of January 28, 2017 and January 30, 2016, the borrowing base was $793.1 million and $650.0 million, respectively, of which MSI had availability of $735.5 million and $586.8 million, respectively. Borrowing capacity is available for letters of credit and borrowings on same-day notice. Outstanding standby letters of credit as of January 28, 2017 totaled $57.6 million.

The Amended Revolving Credit Facility also provides MSI with the right to request up to $200.0 million of additional commitments. The lenders will not be under any obligation to provide any such additional commitments, and any increase in commitments is subject to customary conditions. If we were to request additional commitments, and the lenders were to agree to provide such commitments, the facility size could be increased up to $1,050.0 million, however, MSI’s ability to borrow would still be limited by the borrowing base.

Borrowings under the Amended Revolving Credit Facility bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Wells Fargo, (2) the federal funds effective rate plus 0.50% and (3) LIBOR subject to certain adjustments plus 1.00% or (b) LIBOR subject to certain adjustments, in each case plus an applicable margin. The initial applicable margin is (a) 0.25% for prime rate borrowings and 1.25% for LIBOR borrowings. The applicable margin is subject to adjustment each fiscal quarter based on the excess availability under the Amended Revolving Credit Facility. Excess availability is defined as the Loan Cap (as defined below) plus certain unrestricted cash of Holdings, MSI and the Subsidiary Guarantors, less the outstanding credit extensions. Same-day borrowings bear interest at the base rate plus the applicable margin.

MSI is required to pay a commitment fee on the unutilized commitments under the Amended Revolving Credit Facility, which initially is 0.25% per annum. In addition, MSI must pay customary letter of credit fees and agency fees.

All obligations under the Amended Revolving Credit Facility are unconditionally guaranteed, jointly and severally, by Holdings and all of MSI’s existing domestic material subsidiaries and are required to be guaranteed by the Subsidiary Guarantors. All obligations under the Amended Revolving Credit Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the assets of Holdings, MSI and the Subsidiary Guarantors, including:

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

If, at any time, the aggregate amount of outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the Amended Revolving Credit Facility exceeds the lesser of (i) the commitment amount and (ii) the borrowing base (the “Loan Cap”), MSI will be required to repay outstanding loans and cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount. If availability under the Amended Revolving Credit Facility is less than the greater of (i) 10.0% of the Loan Cap and (ii) $50.0 million for five consecutive business days, or, if certain events of default have occurred, MSI will be required to repay outstanding loans and cash collateralize letters of credit with the cash MSI is required to deposit daily in a collection account maintained with the agent under the Amended Revolving Credit Facility. Availability under the Amended Revolving Credit Facility means the Loan Cap minus the outstanding credit extensions. MSI may voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans at any time without premium or penalty, other than customary breakage costs with respect to LIBOR loans. There is no scheduled amortization under the Amended Revolving Credit Facility. The principal amount of the loans outstanding is due and payable in full on the ABL Maturity Date.

The covenants limiting dividends and other restricted payments, investments, loans, advances and acquisitions, and prepayments or redemptions of indebtedness, each permit the restricted actions in an unlimited amount, subject to the satisfaction of certain payment conditions, principally that MSI must meet specified excess availability requirements and minimum consolidated fixed charge coverage ratios, to be tested on a pro forma basis as of the date of the restricted action and for the 90-day period preceding such restricted action. Adjusted EBITDA, as defined in the Amended Revolving Credit Facility, is used in the calculation of the consolidated fixed charge coverage ratios.

From the time when MSI has excess availability less than the greater of (a) 10.0% of the Loan Cap and (b) $50.0 million, until the time when MSI has excess availability greater than the greater of (a) 10.0% of the Loan Cap and (b) $50.0 million for 30 consecutive days, the Amended Revolving Credit Facility will require MSI to maintain a consolidated fixed charge coverage ratio of at least 1.0 to 1.0. The Amended Revolving Credit Facility also contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default (including change of control and cross-default to material indebtedness).

The Amended Revolving Credit Facility contains a number of covenants that, among other things and subject to certain exceptions, restrict MSI’s ability, and the ability of its restricted subsidiaries, to:

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

Contractual Obligations

As of January 28, 2017, our contractual obligations were as follows (in thousands):

	Payments Due By Fiscal Year
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Total debt (1)	$2,773,475	$31,125	$49,800	$553,575	$2,138,975
Operating lease commitments (2)	2,049,987	422,885	698,325	465,795	462,982
Interest payments (3)	703,051	117,058	231,316	195,873	158,804
Other commitments (4)	148,340	115,481	32,317	542	—
	$5,674,853	$686,549	$1,011,758	$1,215,785	$2,760,761

(1)

Total debt only includes principal payments owed on the 2020 Senior Subordinated Notes and the Amended Term Loan Credit Facility. The amounts shown above do not include unamortized premiums/discounts and deferred debt issuance costs reflected in the Company’s consolidated balance sheets since they do not represent contractual obligations.

(2)

Our operating lease commitments generally include non-cancelable leases for property and equipment used in our operations. Excluded from our operating lease commitments are amounts related to insurance, taxes and common area maintenance associated with property and equipment. Such amounts historically represented approximately 34% of the total lease obligation over the previous three fiscal years.

(3)

Debt associated with our Amended Term Loan Credit Facility was $2,263.5 million at January 28, 2017 and is subject to variable interest rates. The amounts included in interest payments in the table for the Amended Term Loan Credit Facility were based on the indexed interest rate in effect at January 28, 2017. Debt associated with the 2020 Senior Subordinated Notes was $510.0 million at January 28, 2017 and was subject to fixed interest rates. We had no outstanding borrowings under our Amended Revolving Credit Facility at January 28, 2017. Under our Amended Revolving Credit Facility, we are required to pay a commitment fee of 0.25% per year on the unutilized commitments. The amounts included in interest payments for the Amended Revolving Credit Facility were based on this annual commitment fee.

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

The Company has presented EBITDA (excluding losses on early extinguishments of debt and refinancing costs) and Adjusted EBITDA to provide investors with additional information to evaluate our operating performance and our ability to service our debt. Adjusted EBITDA is a required calculation under the Company’s Senior Secured Credit Facilities. As it relates to the Senior Secured Credit Facilities, Adjusted EBITDA is used in the calculations of fixed charge coverage and leverage ratios, which under certain circumstances determine mandatory repayments or maintenance covenants and may restrict the Company’s ability to make certain payments (characterized as restricted payments), investments (including acquisitions) and debt repayments.

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

The following table shows a reconciliation of EBITDA (excluding losses on early extinguishments of debt and refinancing costs) and Adjusted EBITDA to net income and net cash provided by operating activities (in thousands):

	Fiscal Year
	2016	2015	2014
Net cash provided by operating activities	$564,417	$504,047	$441,997
Depreciation and amortization	(115,801)	(114,756)	(110,858)
Share-based compensation	(16,506)	(15,064)	(19,387)
Debt issuance costs amortization	(6,583)	(8,467)	(10,333)
Accretion of long-term debt, net	334	150	516
Deferred income taxes	(4,570)	(8,611)	(15,282)
Losses on early extinguishments of debt and refinancing costs	(7,292)	(8,485)	(74,312)
(Losses) gains on disposition of property and equipment	(120)	25	(3,995)
Excess tax benefits from share-based compensation	10,027	14,507	5,081
Changes in assets and liabilities	(45,747)	(434)	3,968
Net income	378,159	362,912	217,395
Interest expense	126,270	139,405	198,409
Losses on early extinguishments of debt and refinancing costs	7,292	8,485	74,312
Income taxes	203,614	209,208	133,639
Depreciation and amortization	115,801	114,756	110,858
Interest income	(820)	(615)	(363)
EBITDA (excluding losses on early extinguishments of debt and refinancing costs)	830,316	834,151	734,250
Adjustments:
Share-based compensation	16,506	15,064	19,387
Management fees to Sponsors and others	—	—	35,682
Severance costs	6,113	2,733	4,123
Store pre-opening costs	4,554	4,858	5,172
Store remodel costs	895	4,554	3,886
Foreign currency transaction losses	667	579	2,757
Store closing costs	2,877	(104)	1,931
Lamrite integration costs	7,390	—	—
IPO costs	—	—	2,134
Other (1)	3,382	4,336	3,497
Adjusted EBITDA	$872,700	$866,171	$812,819

(1)	Other adjustments primarily relate to items such as moving and relocation expenses, franchise taxes, sign on bonuses and certain legal expenses.

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

We utilize perpetual inventory records to value inventory in our stores. Physical inventory counts are performed in a significant number of stores during each fiscal quarter by a third-party inventory counting service, with substantially all stores open longer than one year subject to at least one count each fiscal year. We adjust our perpetual records based on the results of the physical counts. We maintain a provision for estimated shrinkage based on the actual historical results of our physical inventories. We compare our estimates to the actual results of the physical inventory counts as they are taken and adjust the shrink estimates accordingly. A 10% change in our estimated shrinkage reserve would have affected net income by $1.0 million for fiscal 2016. We also evaluate our merchandise to ensure that the expected net realizable value of the merchandise held at the end of a fiscal period exceeds cost. In the event that the expected net realizable value is less than cost, we reduce the value of that inventory accordingly. A 10% change in our inventory valuation reserve would have affected net income by $0.9 million in fiscal 2016.

Vendor allowances, which primarily represent volume rebates and cooperative advertising funds, are recorded as a reduction of the cost of the merchandise inventories and a subsequent reduction in cost of sales when the inventory is sold. We generally earn vendor allowances as a percentage of certain merchandise purchases with no minimum purchase requirements.

Goodwill and Other Indefinite-Lived Intangible Assets. We review goodwill and other indefinite-lived intangible assets for impairment each year in the fourth quarter, or more frequently if events occur which indicate the carrying value may not be recoverable.  We elected to perform a qualitative assessment for our Michaels-U.S. reporting unit to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of the goodwill is less than its carrying value. Factors used in our qualitative assessment include, but are not limited to, macroeconomic conditions, industry and market conditions, cost factors, overall financial performance and Company and reporting unit specific events. If, based on our qualitative assessment, we determine that it is more likely than not that the fair value is less than the carrying amount, we will compare the carrying value of the Michaels-U.S. goodwill to its estimated fair value.   If the carrying value of the goodwill exceeds the estimated fair value, we determine the fair value of all assets and liabilities of the reporting unit, including the implied fair value of goodwill.  If the carrying value of goodwill exceeds the implied fair value, we recognize an impairment charge equal to the difference.

For all other reporting units, we estimated the fair value of goodwill and indefinite-lived intangible assets using the present value of future cash flows expected to be generated by the reporting units.  If the carrying value of the goodwill or indefinite-lived intangible assets exceeds the estimated fair value, an impairment charge is recorded to write the assets down to their estimated fair value.

We estimate fair value using the present value of future cash flows expected to be generated by the reporting unit using a weighted-average cost of capital, terminal values and updated financial projections.  If our actual results are not consistent with the estimates and assumptions used to calculate fair value, we could be required to recognize an impairment.  Based on the results of our assessments, no impairments were required for the fiscal periods presented in the consolidated financial statements.

Long-Lived Assets. Long-lived assets other than goodwill and assets with indefinite lives, such as property and equipment and intangible assets subject to amortization, are evaluated for indicators of impairment whenever events or changes in circumstances indicate their carrying amounts may not be recoverable. For store assets, we evaluate the performance of individual stores for indicators of impairment and underperforming stores are selected for further evaluation to determine whether their carrying amounts are recoverable.

Our initial indicator that store assets are considered to be recoverable is that the estimated undiscounted cash flows for the remaining lease term exceed the carrying value of the assets. If the evaluation indicates that the carrying value of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow method using assumptions about key store variables, including sales, growth rate, gross margin, payroll and other controllable expenses. Furthermore, management considers other factors when evaluating stores for impairment, including the individual store’s execution of its operating plan and other local market conditions. If the carrying value exceeds the fair value, an impairment is recorded.

Our evaluation requires consideration of a number of factors including changes in consumer demographics, key store level assumptions and other uncertain future events. Accordingly, our accounting estimates may change from period to period. These factors could cause management to conclude impairment indicators exist and require that tests be performed, which could result in a determination that the value of long-lived assets is impaired, resulting in a write down to fair value.

Self-Insurance. We have insurance coverage for losses in excess of self-insurance limits for medical claims, general liability and workers’ compensation claims. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet dates. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity or frequency of claims, medical cost inflation, or fluctuations in premiums differ from our estimates, our results of operations could be impacted. A 10% change in our self-insurance reserves would have affected net income by $4.2 million in fiscal 2016.

Share-Based Compensation. ASC 718, Stock Compensation (“ASC 718”) requires all share-based payments to employees, including grants of employee stock options and restricted shares, to be recognized using the fair value method of accounting. Share-based awards are recognized ratably over the requisite service period. All grants of our stock options have an exercise price equal to the fair market value of our common stock on the date of grant. Because we were privately held prior to June 27, 2014 and there was no public market for the common stock, the fair value of our equity was estimated by our management, relying in part on an independent appraisal of the fair market value by a third-party valuation firm and approved by our Board at the time option grants were awarded. For the first and second quarters of fiscal 2014, valuations completed relied on projections of our future performance, estimates of our weighted-average cost of capital, and metrics based on the performance of a peer group of similar companies, including valuation multiples and stock price volatility. Following our IPO, the exercise price of stock options are based on the closing market price of our common stock on the grant date.

The following table details information on stock options granted by quarter for fiscal 2016:

Quarter end date	Number of options granted	Weighted-average exercise price	Weighted-average fair value of options at grant
April 30, 2016	226,730	$27.49	$6.94
July 30, 2016	30,150	$28.74	$7.41
October 29, 2016	1,424,995	$23.94	$6.13
January 28, 2017	63,575	$24.38	$6.49

Other assumptions used in the option value models for estimating the fair value of stock option awards include expected volatility of our common stock share price, expected terms of the options, expected dividends and risk-free interest rates. The expected volatility rate is based on our historical volatility as well as historical and implied volatilities from the exchange-traded options on the common stock of a peer group of companies. We utilize historical exercise and post-vesting employment behavior to estimate the expected terms of the options and assume a zero dividend rate. The risk-free interest rate is based on the yields of U.S. Treasury instruments with approximately the same term as the expected life of the stock option award. Our forfeiture assumptions are estimated based on historical experience and anticipated events. We update our assumptions quarterly based on historical trends and current market observations.

Income Taxes.  Deferred tax assets, including the benefit of net operating loss and tax credit carryforwards, are evaluated based on the guidelines for realization and are reduced by a valuation allowance if it is deemed more likely than not that such assets will not be realized. We consider several factors in evaluating the realizability of our deferred tax assets, including the nature, frequency and severity of recent losses, the remaining years available for carryforward, the tax laws of the applicable jurisdiction, the future profitability of the operations in the jurisdiction, and tax planning strategies. Our judgments and estimates concerning realizability of deferred tax assets could change if any of the evaluation factors change, resulting in an increase or decrease to income tax expense in any period.

We record a liability for uncertain tax positions to the extent a tax position taken or expected to be taken in a tax return does not meet certain recognition or measurement criteria. Considerable management judgment is necessary to assess the inherent uncertainties related to the interpretations of complex tax laws, regulations and taxing authority rulings, as well as to the expiration of statutes of limitations in the numerous and varied jurisdictions in which we operate. Our judgments and estimates may change as a result of evaluation of new information, such as the outcome of tax audits or changes to or further interpretations of tax laws and regulations, resulting in an increase or decrease to income tax expense in any period.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Risk

We are exposed to fluctuations in exchange rates between the U.S. and Canadian dollar, which is the functional currency of our Canadian subsidiaries. Our sales, costs and expenses of our Canadian subsidiaries, when translated into U.S. dollars, can fluctuate due to exchange rate movement. A 10% increase or decrease in the exchange rate of the Canadian dollar would have increased or decreased net income by approximately $11 million for fiscal 2016.

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our Amended Term Loan Credit Facility and our Amended Revolving Credit Facility. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt” for further detail. The interest rates on our Amended Term Loan Credit Facility and our Amended Revolving Credit Facility will reprice periodically, which will impact our earnings and cash flow. The interest rate on our 2020 Senior Subordinated Notes is fixed. Based on our overall interest rate exposure to variable rate debt outstanding as of January 28, 2017, a 1% change in interest rates would impact income before income taxes by approximately $23 million for fiscal 2016. A 1% change in interest rates would impact the fair value of our long-term fixed rate debt by approximately $14 million. A change in interest rates would not materially affect the fair value of our variable rate debt as the debt reprices periodically.

Inflation Risk

We do not believe inflation and changing commodity prices have had a material impact on our net sales, income from continuing operations, plans for expansion or other capital expenditures for any year during the three-year period ended January 28, 2017. However, we cannot be sure inflation and changing commodity prices will not have an adverse impact on our operating results, financial condition, plans for expansion or other capital expenditures in future periods.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the Index to Consolidated Financial Statements and Supplementary Data on page F-1. The Consolidated Financial Statements and Supplementary Data are included on pages F-2 through F-36 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Included in this Annual Report on Form 10-K are certifications by our Chief Executive Officer and our Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended January 28, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of January 28, 2017.  Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control—Integrated Framework (2013).  Management’s assessment included the evaluation of such elements as the design and operating effectiveness of financial reporting controls, process documentation, accounting policies and the overall control environment. This assessment is supported by testing and monitoring performed or supervised by our Internal Audit organization.

Based on management’s assessment, management has concluded that the Company’s internal control over financial reporting was effective as of January 28, 2017. The independent registered public accounting firm, Ernst & Young

LLP, issued an attestation report on the effectiveness of our internal control over financial reporting. The Ernst & Young LLP report is included on Page F-2 of this Annual Report on Form 10-K.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

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

THE MICHAELS COMPANIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

The Michaels Companies, Inc.

We have audited The Michaels Companies, Inc.’s (the Company) internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Michaels Companies, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting (see Item 9A). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (U.S.). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, The Michaels Companies, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 28, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), the consolidated balance sheets as of January 28, 2017 and January 30, 2016 and the related consolidated statements of comprehensive income, stockholders’ deficit and cash flows for the three years in the period ended January 28, 2017 and our report dated March 7, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Dallas, TX
March 7, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

The Michaels Companies, Inc.

We have audited the accompanying consolidated balance sheets of The Michaels Companies, Inc. (the Company) as of January 28, 2017 and January 30, 2016 and the related consolidated statements of comprehensive income, stockholders’ deficit and cash flows for each of the three years in the period ended January 28, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (U.S.). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Michaels Companies, Inc. at January 28, 2017 and January 30, 2016 and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 28, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), The Michaels Companies, Inc.’s internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 7, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Dallas, TX
March 7, 2017

THE MICHAELS COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

	Fiscal Year
	2016	2015	2014
Net sales	$5,197,292	$4,912,782	$4,738,144
Cost of sales and occupancy expense	3,169,476	2,944,431	2,836,965
Gross profit	2,027,816	1,968,351	1,901,179
Selling, general and administrative	1,308,052	1,242,961	1,233,901
Related party expenses	—	—	35,682
Store pre-opening costs	4,484	4,786	5,067
Operating income	715,280	720,604	626,529
Interest expense	126,270	139,405	198,409
Losses on early extinguishments of debt and refinancing costs	7,292	8,485	74,312
Other (income) expense, net	(55)	594	2,774
Income before income taxes	581,773	572,120	351,034
Income taxes	203,614	209,208	133,639
Net income	$378,159	$362,912	$217,395

Other comprehensive income, net of tax:
Foreign currency translation adjustment and other	7,832	(10,251)	(12,003)
Comprehensive income	$385,991	$352,661	$205,392

Earnings per common share:
Basic	$1.84	$1.75	$1.07
Diluted	$1.82	$1.72	$1.05
Weighted-average common shares outstanding:
Basic	204,735	206,845	203,229
Diluted	206,354	209,346	207,101

See accompanying notes to consolidated financial statements.

THE MICHAELS COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	January 28,	January 30,
ASSETS	2017	2016
Current Assets:
Cash and equivalents	$298,813	$409,391
Merchandise inventories	1,127,777	1,002,607
Prepaid expenses and other	87,175	85,010
Accounts receivable, net	23,215	9,484
Income taxes receivable	5,825	1,231
Total current assets	1,542,805	1,507,723
Property and equipment, net	413,164	378,507
Goodwill	119,074	94,290
Other intangible assets, net	23,702	471
Deferred income taxes	36,834	40,399
Other assets	12,061	9,897
Total assets	$2,147,640	$2,031,287

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$517,268	$457,704
Accrued liabilities and other	397,497	385,616
Current portion of long-term debt	31,125	24,900
Income taxes payable	78,334	44,640
Total current liabilities	1,024,224	912,860
Long-term debt	2,723,187	2,744,942
Other liabilities	98,655	97,580
Total liabilities	3,846,066	3,755,382

Commitments and contingencies

Stockholders’ Deficit:
Common stock, $0.06775 par value, 350,000 shares authorized; 193,311 shares issued and outstanding at January 28, 2017 and 208,996 shares issued and outstanding at January 30, 2016	12,948	13,979
Additional paid-in-capital	233,129	592,420
Accumulated deficit	(1,930,279)	(2,308,438)
Accumulated other comprehensive loss	(14,224)	(22,056)
Total stockholders’ deficit	(1,698,426)	(1,724,095)
Total liabilities and stockholders’ deficit	$2,147,640	$2,031,287

See accompanying notes to consolidated financial statements.

THE MICHAELS COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year
	2016	2015	2014
Cash flows from operating activities:
Net income	$378,159	$362,912	$217,395
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	115,801	114,756	110,858
Share-based compensation	16,506	15,064	19,387
Debt issuance costs amortization	6,583	8,467	10,333
Accretion of long-term debt, net	(334)	(150)	(516)
Deferred income taxes	4,570	8,611	15,282
Losses on early extinguishments of debt and refinancing costs	7,292	8,485	74,312
Losses (gains) on disposition of property and equipment	120	(25)	3,995
Excess tax benefits from share-based compensation	(10,027)	(14,507)	(5,081)
Changes in assets and liabilities, excluding acquired net assets:
Merchandise inventories	(40,800)	(44,213)	(60,343)
Prepaid expenses and other	(1,004)	(4,875)	8,379
Accounts receivable	8,948	3,725	2,234
Other assets	(711)	(34)	(324)
Accounts payable	38,248	24,217	76,710
Accrued interest	7,015	1,852	(45,647)
Accrued liabilities and other	(4,806)	(23,530)	14,294
Income taxes	37,276	44,941	1,006
Other liabilities	1,581	(1,649)	(277)
Net cash provided by operating activities	564,417	504,047	441,997

Cash flows from investing activities:
Additions to property and equipment	(114,462)	(123,920)	(137,780)
Acquisition of Lamrite West, net of cash acquired	(151,100)	—	—
Purchases of long-term investments	(1,325)	(5,000)	—
Net cash used in investing activities	(266,887)	(128,920)	(137,780)

Cash flows from financing activities:
Common stock repurchased	(404,971)	(21,977)	(21,557)
Payment of PIK notes	—	(184,467)	(627,142)
Borrowings on term loan credit facility	—	—	845,750
Payments on term loan credit facility	(18,675)	(174,900)	(20,650)
Borrowings on asset-based revolving credit facility	42,000	45,047	23,000
Payments on asset-based revolving credit facility	(42,000)	(45,047)	(23,000)
Payment of 2018 senior notes	—	—	(1,057,239)
Issuance of 2020 senior subordinated notes	—	—	255,000
Issuance of common stock	—	—	445,660
Payment of debt issuance costs	(11,326)	—	(12,363)
Payment of dividends	(415)	(492)	(530)
Proceeds from stock options exercised	17,252	22,655	27,211
Excess tax benefits from share-based compensation	10,027	14,507	5,081
Other financing activities	—	643	(4,007)
Net cash used in financing activities	(408,108)	(344,031)	(164,786)

Net change in cash and equivalents	(110,578)	31,096	139,431
Cash and equivalents at beginning of period	409,391	378,295	238,864
Cash and equivalents at end of period	$298,813	$409,391	$378,295

See accompanying notes to consolidated financial statements.

THE MICHAELS COMPANIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three Years Ended January 28, 2017

(in thousands)

					Accumulated
	Number of		Additional		Other
	Common	Common	Paid-in	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	Income (Loss)	Total
Balance at February 1, 2014	175,024	$11,889	$94,376	$(2,888,745)	$198	$(2,782,282)
Net income	—	—	—	217,395	—	217,395
Foreign currency translation and other	—	—	—	—	(12,003)	(12,003)
Share-based compensation	—	—	15,983	—	—	15,983
Exercise of stock options and other awards	3,221	218	26,993	—	—	27,211
Repurchase of stock and retirements	(1,278)	(190)	(21,367)	—	—	(21,557)
Issuance of common stock in IPO	27,778	1,882	441,846	—	—	443,728
Issuance of restricted shares, net	1,058	—	—	—	—	—
Balance at January 31, 2015	205,803	13,799	557,831	(2,671,350)	(11,805)	(2,111,525)
Net income	—	—	—	362,912	—	362,912
Foreign currency translation and other	—	—	—	—	(10,251)	(10,251)
Share-based compensation	—	—	15,502	—	—	15,502
Exercise of stock options and other awards	3,447	233	41,011	—	—	41,244
Repurchase of stock and retirements	(1,055)	(53)	(21,924)	—	—	(21,977)
Issuance of restricted shares, net	801	—	—	—	—	—
Balance at January 30, 2016	208,996	13,979	592,420	(2,308,438)	(22,056)	(1,724,095)
Net income	—	—	—	378,159	—	378,159
Foreign currency translation and other	—	—	—	—	7,832	7,832
Share-based compensation	—	—	17,379	—	—	17,379
Exercise of stock options and other awards	2,160	147	27,132	—	—	27,279
Repurchase of stock and retirements	(17,845)	(1,178)	(403,802)	—	—	(404,980)
Balance at January 28, 2017	193,311	$12,948	$233,129	$(1,930,279)	$(14,224)	$(1,698,426)

See accompanying notes to consolidated financial statements.

THE MICHAELS COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

The Michaels Companies, Inc. owns and operates specialty retail stores in 49 states and Canada featuring arts, crafts, framing, floral, home décor and seasonal merchandise for the hobbyist and do-it-yourself home decorator. All expressions of the “Company”, “us”, “we”, “our”, and all similar expressions are references to The Michaels Companies, Inc. and our consolidated, wholly-owned subsidiaries, unless otherwise expressly stated or the context otherwise requires. Our consolidated financial statements include the accounts of The Michaels Companies, Inc. and our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Michaels Stores, Inc. (“MSI”) is headquartered in Irving, Texas and was incorporated in the state of Delaware in 1983. In July 2013, MSI was reorganized into a holding company structure and The Michaels Companies, Inc. incorporated in Delaware in connection with the reorganization. In July 2014, we completed an initial public offering (“IPO”) of 27.8 million shares of common stock at a public offering price of $17.00 per share, resulting in net proceeds of $445.7 million.

Fiscal Year

We report on the basis of a 52-week or 53-week fiscal year, which ends on the Saturday closest to January 31. All references to fiscal year mean the year in which that fiscal year began. References to “fiscal 2016” relate to the 52 weeks ended January 28, 2017, references to “fiscal 2015” relate to the 52 weeks ended January 30, 2016 and references to “fiscal 2014” relate to the 52 weeks ended January 31, 2015.

Preferred Shares

The Company’s Board of Directors has authorized the issuance of 50.0 million shares of preferred stock under The Michaels Companies, Inc. Certificate of Incorporation. No preferred shares have been issued as of January 28, 2017.

Share Repurchase Program

In fiscal 2016, the Board of Directors authorized the Company to purchase $500.0 million of the Company’s common stock on the open market. The share repurchase program does not have an expiration date, and the timing and number of repurchase transactions under the program will depend on market conditions, corporate considerations, debt agreements and regulatory requirements. Shares repurchased under the program are held as treasury shares until retired. During fiscal 2016, we repurchased 17.2 million shares for an aggregate amount of $400.7 million. During the first quarter of fiscal 2017, we repurchased an additional 4.8 million shares of our common stock for an aggregate amount of $99.3 million, utilizing the remaining availability under our share repurchase program.

Foreign Currency

The functional currency of our Canadian operations is the Canadian dollar. Translation adjustments result from translating our Canadian subsidiaries’ financial statements into U.S. dollars. Balance sheet accounts are translated at exchange rates in effect at the balance sheet date. Income statement accounts are translated at average exchange rates during the year. Translation adjustments are recorded as a component of accumulated other comprehensive income in our consolidated statements of stockholders’ deficit. The translation adjustments recorded in accumulated other comprehensive loss, net of taxes, was a gain of $7.8 million in fiscal 2016 and a loss of $10.3 million and $12.0 million in fiscal 2015 and fiscal 2014, respectively. Transaction gains and losses are recorded as a part of other (income) expense, net in our consolidated statements of comprehensive income and were immaterial in fiscal 2016, fiscal 2015 and fiscal 2014.

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

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market, with cost determined using a weighted-average method. Cost is calculated based upon the purchase price of an item at the time it is received by us and also includes the cost of warehousing, handling, purchasing, and importing, as well as inbound and outbound transportation, partially offset by vendor allowances. This net inventory cost is recognized through cost of sales when the inventory is sold. It is impractical for us to assign specific allocated overhead costs and vendor allowances to individual units of inventory. As such, to match net inventory costs against the related revenues, we estimate the net inventory costs to be deferred and recognized each period as the inventory is sold.

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

Vendor allowances, which primarily represent volume rebates and cooperative advertising funds, are recorded as a reduction to the cost of the merchandise inventories and a subsequent reduction in cost of sales when the inventory is sold. We generally earn vendor allowances as a percentage of certain merchandise purchases with no minimum purchase requirements. We recognized vendor allowances of $83.1 million, or 1.6% of net sales, in fiscal 2016, $82.3 million, or 1.7% of net sales, in fiscal 2015, and $91.8 million, or 1.9% of net sales, in fiscal 2014.

We routinely identify merchandise that requires some price reduction to accelerate sales of the product. The need for this reduction is generally attributable to clearance of seasonal merchandise or product that is being displaced from its assigned location in the store to make room for new merchandise. Additional stock keeping units (“SKUs”) that are candidates for repricing are identified using our perpetual inventory data. In each case, the appropriate repricing is determined centrally at our store support center. Price changes are transmitted electronically to the store and instructions are provided to our stores regarding product placement, signage and display to ensure the product is effectively cleared.

We also evaluate our merchandise to ensure that the expected net realizable value of the merchandise held at the end of a fiscal period exceeds cost. In the event that the expected net realizable value is less than cost, we reduce the value of that inventory accordingly.

Accounts Receivable, net

Accounts receivable consist primarily of trade receivables related to Darice's wholesale business and amounts due from taxing authorities. The Company assesses the collectability of all receivables on an ongoing basis and establishes an allowance for doubtful accounts, if necessary. Factors such as payment terms, historical loss experience and economic conditions are generally considered in determining the allowance for doubtful accounts. The allowance for doubtful accounts was immaterial in fiscal 2016 and fiscal 2015.

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

Years
Buildings	30
Leasehold improvements (a)	10
Fixtures and equipment	8
Computer equipment	5
Capitalized software	5

(a) We amortize leasehold improvements over the lesser of the useful life of the asset or the remaining lease term of the underlying facility.

Capitalized Software Costs

We capitalize certain costs related to the acquisition and development of internal use software that is expected to benefit future periods. These costs are being amortized on a straight-line basis over the estimated useful life, which is generally five years. As of January 28, 2017 and January 30, 2016, we had unamortized capitalized software costs of $81.8 million and $83.2 million, respectively. These amounts are included in property and equipment, net in the consolidated balance sheets. Amortization expense related to capitalized software costs totaled $29.9 million, $31.2 million and $40.5 million in fiscal 2016, fiscal 2015 and fiscal 2014, respectively.

Goodwill and Other Indefinite-Lived Intangible Assets

Under the provisions of Accounting Standards Codification (“ASC”) 350, Intangibles—Goodwill and Other, we review goodwill and other indefinite-lived intangible assets for impairment each year in the fourth quarter, or more frequently if events occur which indicate the carrying value may not be recoverable. We elected to perform a qualitative assessment for our Michaels-U.S. reporting unit to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of the goodwill is less than its carrying value. Factors used in our qualitative assessment include, but are not limited to, macroeconomic conditions, industry and market conditions, cost factors, overall financial performance and Company and reporting unit specific events.  For all other reporting units, we estimated the fair value of each reporting unit using the present value of future cash flows expected to be generated using a weighted-average cost of capital, terminal values and updated financial projections for the next five years, all of which are Level 3 fair value inputs. Based on the results of our assessments, no impairments were required for the fiscal periods presented in the consolidated financial statements. If our actual results are not consistent with the estimates and assumptions used to calculate fair value, we could be required to recognize an impairment.

Long-Lived Assets

Long-lived assets other than goodwill and assets with indefinite lives, such as property and equipment and intangible assets subject to amortization, are evaluated for indicators of impairment whenever events or changes in circumstances indicate their carrying amounts may not be recoverable. Our evaluation compares the carrying value of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss would be recognized based on the estimated fair value of the assets. Our impairment analysis contains management assumptions about key variables including sales, growth rate, gross margin, payroll and other controllable expenses. If actual results differ from these estimates, we may be exposed to additional impairment losses that may be material. As a result of our impairment review, there were no material impairment charges recorded in the fiscal periods presented in the consolidated financial statements.

Reserve for Closed Facilities

We maintain a reserve for future rental obligations, carrying costs and other closing costs related to closed facilities, which consists primarily of closed and relocated stores. In accordance with ASC 420, Exit or Disposal Cost Obligations, we recognize exit costs for any store closures at the time the store is closed. Such costs are recorded within the cost of sales and occupancy expense line item in our consolidated statements of comprehensive income.

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

The following is activity related to closed facilities (in thousands):

	Fiscal Year
	2016	2015	2014
Balance at beginning of fiscal year	$915	$3,386	$4,598
Additions charged to costs and expenses	2,877	1,946	1,931
Payment of rental obligations and other	(1,538)	(4,417)	(3,143)
Balance at end of fiscal year	$2,254	$915	$3,386

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

We record a gift card liability on the date we issue the gift card to the customer. We record revenue and reduce the gift card liability as the customer redeems the gift card or when the likelihood of redemption by the customer is remote (“gift card breakage”). We estimate gift card breakage based on customers’ historical redemption rates and patterns. If actual redemption patterns vary from the Company’s estimates or if regulations change, actual gift card breakage may differ from the amounts recorded. Gift card breakage income is recorded in net sales in the consolidated statements of comprehensive income over the estimated redemption period.

Costs of Sales and Occupancy Expense

The costs of merchandise sales are expensed as the merchandise is sold. Included in our costs of sales are the following:

•	purchase price of merchandise, net of vendor allowances and rebates;

•	costs associated with our international direct sourcing business;

•	inbound freight, inspection costs, duties and import agent commissions;

•	warehousing, handling, transportation (including internal transfer costs such as distribution center-to-store freight costs), purchasing and receiving costs; and

•	share-based compensation costs for those employees involved in preparing inventory for sale.

Included in our occupancy expenses are the following costs which are recognized as period costs as described below:

•	store expenses such as rent, insurance, taxes, common area maintenance, utilities, repairs and maintenance;

•	amortization of store buildings and leasehold improvements;

•	store closure costs; and

•	store remodel costs.

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

Selling, General and Administrative

Included in selling, general and administrative (“SG&A”) are store personnel costs, store operating expenses, advertising, store depreciation and corporate overhead costs. Advertising costs are expensed in the period in which the advertising first occurs. Advertising costs totaled $194.6 million, $188.9 million and $185.0 million in fiscal 2016, fiscal 2015 and fiscal 2014, respectively.

Store Pre-Opening Costs

We expense all start-up activity costs as incurred. Store pre-opening costs consist primarily of payroll-related costs incurred prior to the store opening.

Income Taxes

We record income tax expense using the liability method and are subject to income tax in many jurisdictions, including the U.S., numerous states and localities, Canada, and other foreign countries. Income taxes payable or receivable are recorded for tax liabilities or refunds reflected on filed, or expected to be filed, tax returns. Deferred income taxes arise from temporary differences between amounts recorded in the consolidated statements of comprehensive income and tax bases of assets and liabilities measured using enacted tax rates in effect for the years in which the differences are expected to reverse. The effect of a change in tax rates is recognized as income tax expense or benefit in the period of the enactment date. Deferred tax assets, including the benefit of net operating loss and tax credit carryforwards, are evaluated based on the guidelines for realization and are reduced by a valuation allowance if it is deemed more likely than not that such assets will not be realized.

We recognize the income tax benefit from an uncertain tax position when it is more likely than not that, based on technical merits, the position will be sustained upon examination, including resolutions of any related appeals or litigation processes. We recognize accrued interest and penalties related to uncertain tax positions as a component of income tax expense.

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

Reclassification

Certain prior year amounts have been reclassified in the accompanying consolidated financial statements to conform to our fiscal 2016 presentation.

Accounting Pronouncements Recently Adopted

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-05, “Intangibles — Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”). ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. We adopted ASU 2015-05 in the first quarter of fiscal 2016 and its adoption did not have a material impact to the consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 simplifies the measurement of goodwill impairment by removing the second step of the goodwill impairment test, which requires the determination of the fair value of individual assets and liabilities of a reporting unit. Under ASU 2017-04, goodwill impairment is to be measured as the amount by which a reporting unit’s carrying value exceeds its fair value with the loss recognized not to exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The standard is to be applied on a prospective basis. We do not anticipate a material impact to the consolidated financial statements once implemented.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”) which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”) which provides further guidance on identifying performance obligations and improves the operability and understandability of the licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”) which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition. The guidance under these standards is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. These standards are to be applied using a modified retrospective approach or retrospectively, with early application permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We are currently evaluating the impact that the new standards will have on the consolidated financial statements.

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

The table below provides the fair values of our Amended Term Loan Credit Facility and our 2020 Senior Subordinated Notes (as defined in Note 7) as of January 28, 2017 and January 30, 2016. The fair values of our Amended Term Loan Credit Facility and our 2020 Senior Subordinated Notes were determined based on quoted market prices which are considered Level 2 inputs within the fair value hierarchy.

	January 28, 2017	January 30, 2016
	(in thousands)
Term loan credit facility	$2,266,304	$2,251,354
Senior subordinated notes	526,575	525,300

3. PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following (in thousands):

	January 28,	January 30,
	2017	2016
Buildings and leasehold improvements	$514,937	$480,468
Fixtures and equipment	764,498	907,457
Capitalized software	154,422	241,915
Construction in progress	54,279	31,394
	1,488,136	1,661,234
Less accumulated depreciation and amortization	(1,074,972)	(1,282,727)
	$413,164	$378,507

During fiscal 2016, we retired approximately $320.0 million of fully depreciated assets that were no longer in service.

4.  ACQUISITION

On February 2, 2016, we acquired Lamrite for $150.0 million, prior to certain purchase price adjustments, utilizing our cash on hand. Lamrite operates an international wholesale business under the Darice brand name and 35 arts and crafts retail stores (32 as of the acquisition date), located primarily in Ohio and the surrounding states, under the Pat Catan’s brand name. We incurred integration related costs of $7.4 million during fiscal 2016. These expenses have been included in SG&A in the consolidated statements of comprehensive income.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed from the acquisition of Lamrite as of February 2, 2016 (in thousands):

Cash and cash equivalents	$2,310
Trade accounts receivable	22,254
Merchandise inventory	83,700
Other current assets	1,202
Property, plant and equipment	25,367
Net favorable leases	2,450
Intangible assets (1)	21,800
Other assets	306
Current liabilities (2)	(30,490)
Other long-term liabilities	(273)
Fair value of net assets acquired	128,626
Goodwill	24,784
Total purchase consideration	$153,410

(1)	Includes customer relationships, trade and brand names and proprietary product designed. Intangible assets include $9.4 million of assets that are being amortized over a range of 6 to 18 years.
(2)	Includes accounts payable, accrued expenses, accrued payroll and accrued taxes.

Since the date of acquisition, the results of Lamrite's operations have been included in the Company’s results of operations. The Company has not presented pro forma financial information for prior periods because the impact on our previously reported consolidated financial statements would not have been material.

5. GOODWILL AND INTANGIBLE ASSETS

The gross carrying amounts and accumulated amortization of our intangible assets, including amounts acquired in the Lamrite acquisition (see Note 4), for the year ended January 28, 2017 were as follows (in thousands):

	Amortization Period (in years)	Weighted Average Remaining Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Customer relationships	16-18	16.93	$5,600	$(637)	$4,963
Proprietary product designs	7	6.00	3,400	(976)	2,424
Other intangible assets	2-23	9.77	4,229	(1,639)	2,590
			13,229	(3,252)	9,977

Indefinite-lived intangible assets:
Darice branded products			6,200		6,200
Tradenames			7,525		7,525
			13,725		13,725

Total intangible assets			$26,954	$(3,252)	$23,702

In fiscal 2016, we recognized amortization expense of $2.4 million related to definite-lived intangible assets. Amortization expense was immaterial in fiscal 2015 and fiscal 2014. As of January 28, 2017, the amortization expense related to our definite-lived intangible assets for the next five years will be approximately $1.0 million to $2.0 million each year.

As of January 28, 2017, goodwill totaled $119.1 million, including $94.3 million related to Michaels-U.S. and $24.8 million related to the acquisition of Lamrite on February 2, 2016.

6. ACCRUED LIABILITIES AND OTHER

Accrued liabilities and other consists of the following (in thousands):

	January 28,	January 30,
	2017	2016
Accrued payroll	$68,118	$119,124
Self-insurance	77,317	73,726
Accrued interest	18,793	11,778
Property, sales and use taxes	89,655	56,594
Gift card liability	49,869	42,577
Accrued and straight-line rent	23,396	19,694
Other	70,349	62,123
	$397,497	$385,616

7. DEBT

Long-term debt consists of the following (in thousands):

		January 28,	January 30,
	Interest Rate	2017	2016
Term loan credit facility	Variable	$2,263,475	$2,282,150
Senior subordinated notes	5.875%	510,000	510,000
Total debt		2,773,475	2,792,150
Less unamortized discount/premium and debt costs		(19,163)	(22,308)
Total debt, net		2,754,312	2,769,842
Less current portion		(31,125)	(24,900)
Long-term debt		$2,723,187	$2,744,942

The aggregate amount of scheduled maturities of debt for the next five years and thereafter is as follows (in thousands):

Fiscal Year
2017	$31,125
2018	24,900
2019	24,900
2020	534,900
2021	18,675
Thereafter	2,138,975
Total debt payments	$2,773,475

As of January 28, 2017 and January 30, 2016, the weighted-average interest rate of the variable debt was 3.75% and 3.83%, respectively. Cash paid for interest totaled $113.3 million, $129.3 million and $234.3 million in fiscal 2016, fiscal 2015 and fiscal 2014, respectively.

As of January 28, 2017, net debt issuance costs totaled $25.4 million. We amortize debt issuance costs using the straight-line method over the terms of the respective debt agreements (which range from five to seven years). Amortization expense related to debt issuance costs is recorded in interest expense in the accompanying consolidated statements of comprehensive income. The straight-line method produces results materially consistent with the effective interest method. Our expected amortization expense related to the debt issuance costs for each of the next five years and thereafter is as follows (in thousands):

Fiscal Year
2017	$5,098
2018	5,098
2019	5,098
2020	4,965
2021	2,752
Thereafter	2,380
Total amortization expense	$25,391

Term Loan Credit Facility

On January 28, 2013, MSI entered into an amended and restated credit agreement maturing on January 28, 2020 (the “Credit Agreement”) to amend various terms of MSI’s then existing term loan credit agreement with Deutsche Bank AG New York Branch (“Deutsche Bank”) and other lenders. The Credit Agreement, together with the related security, guarantee and other agreements, is referred to as the “Term Loan Credit Facility”.

On July 2, 2014, MSI issued an additional $850.0 million of debt under the Term Loan Credit Facility maturing in 2020 (“Additional Term Loan”). The Additional Term Loan was issued at 99.5% of face value, resulting in an effective interest rate of 4.02%. The net proceeds from this borrowing and the issuance of an additional $250.0 million of the 5.875% senior subordinated notes were used to fully redeem the then outstanding 7.75% Senior Notes due 2018 (“2018 Senior Notes”) and to pay the applicable make-whole premium and accrued interest.

On December 28, 2015, MSI voluntarily prepaid $150.0 million in principal of the Additional Term Loan for an aggregate redemption price (including any unpaid interest) of $151.0 million.

On September 28, 2016, MSI entered into an amendment with Deutsche Bank and other lenders to amend and restate our Term Loan Credit Facility. The amended and restated credit agreement, together with the related security, guarantee and other agreements, is referred to as the “Amended Term Loan Credit Facility”. The Amended Term Loan Credit Facility matures on January 28, 2023.

As of January 28, 2017, the Amended Term Loan Credit Facility provides for senior secured financing of $2,263.5 million. MSI has the right under the Amended Term Loan Credit Facility to request additional term loans (a) in the aggregate amount of up to $750.0 million or (b) at MSI’s election, an amount of additional term loans if the consolidated secured debt ratio (as defined in the Amended Term Loan Credit Facility) is no more than 3.25 to 1.00 on a pro forma basis as of the last day of the most recently ended four quarter period, subject to certain adjustments. The lenders under the Amended Term Loan Credit Facility will not be under any obligation to provide any such additional term loans, and the incurrence of any such additional term loans is subject to customary conditions.

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

MSI must offer to prepay outstanding term loans at 100% of the principal amount, plus any unpaid interest, with the proceeds of certain asset sales or casualty events under certain circumstances. MSI may voluntarily prepay outstanding loans under the Amended Term Loan Credit Facility at any time without premium or penalty other than customary breakage costs with respect to LIBOR loans; provided, that if MSI enters into certain repricing transactions on or before March 28, 2017, the amount of the repricing payment will be subject to a premium equal to 1.0%.

MSI is required to make scheduled quarterly payments equal to 0.25% of the original principal amount of the term loans (subject to adjustments relating to the incurrence of additional term loans) for the first six years and three quarters of the Amended Term Loan Credit Facility, with the balance paid on January 28, 2023.

All obligations under the Amended Term Loan Credit Facility are unconditionally guaranteed, jointly and severally, by Michaels Funding, Inc. (“Holdings”) and all of MSI’s existing domestic material subsidiaries and are required to be guaranteed by certain of MSI’s future domestic wholly-owned material subsidiaries (“the Subsidiary Guarantors”). All obligations under the Amended Term Loan Credit Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the assets of Holdings, MSI and the Subsidiary Guarantors, including:

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

The Amended Term Loan Credit Facility contains a number of negative covenants that are substantially similar to, but more restrictive in certain respects than, those governing the 2020 Senior Subordinated Notes (as defined below), as well as certain other customary representations and warranties, affirmative and negative covenants and events of default. As of January 28, 2017, MSI was in compliance with all covenants.

As of January 28, 2017, net debt issuance costs totaled $14.3 million and are being amortized as interest expense over the life of the Amended Term Loan Credit Facility. Debt issuance costs related to this facility are reflected as a reduction from the carrying value of debt in the consolidated balance sheets. As a result of the $150.0 million Additional Term Loan prepayment on December 28, 2015, MSI recorded a loss on the early extinguishment of debt of $2.4 million, consisting of $1.9 million of unamortized debt issuance costs and $0.5 million of unamortized net discount. As a result of the amendment of our Term Loan Credit Facility on September 28, 2016, MSI recorded a loss on the early extinguishment of debt of $6.9 million.

5.875% Senior Subordinated Notes due 2020

On December 19, 2013, MSI issued $260.0 million in principal amount of 5.875% senior subordinated notes maturing in 2020 (“2020 Senior Subordinated Notes”). On June 16, 2014, MSI issued an additional $250.0 million of the 2020 Senior Subordinated Notes at 102% of face value, resulting in an effective interest rate of 5.76%. Interest is payable semi-annually on June 15 and December 15 of each year. The net proceeds from this borrowing, and the $850.0 million Additional Term Loan, were used to fully redeem the outstanding 2018 Senior Notes and to pay the applicable make-whole premium and accrued interest.

The 2020 Senior Subordinated Notes are guaranteed, jointly and severally, fully and unconditionally, on an unsecured senior subordinated basis, by each of MSI’s subsidiaries that guarantee indebtedness under the Amended Revolving Credit Facility and the Amended Term Loan Credit Facility (collectively defined as the “Senior Secured Credit Facilities”).

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

MSI may redeem all or part of the 2020 Senior Subordinated Notes, upon notice, at the redemption prices set forth below (expressed as percentages of the principal amount of the 2020 Senior Subordinated Notes to be redeemed), plus any unpaid interest thereon to the applicable date of redemption, if redeemed during the twelve-month period beginning on December 15 of each of the years indicated below:

Year	Percentage
2016	102.938%
2017	101.469%
2018 and thereafter	100.000%

Upon a change in control, MSI is required to offer to purchase all of the 2020 Senior Subordinated Notes at a price in cash equal to 101% of the aggregate principal amount, plus any unpaid interest. The 2020 Senior Subordinated Indenture contains covenants limiting MSI’s ability, and the ability of MSI’s restricted subsidiaries, to incur or guarantee additional debt, prepay debt that is subordinated to the 2020 Senior Subordinated Notes, issue stock of subsidiaries, make certain investments, loans, advances and acquisitions, create liens on MSI’s and such subsidiaries’ assets to secure debt, enter into transactions with affiliates, merge or consolidate with another company; and sell or otherwise transfer assets. The covenants also limit MSI’s ability, and the ability of MSI’s restricted subsidiaries, to pay dividends or distributions on MSI’s capital stock or repurchase MSI’s capital stock, subject to certain exceptions, including dividends, distributions and repurchases up to an amount in excess of (i) $100.0 million plus (ii) a basket that builds based on 50% of MSI’s consolidated net income (as defined in the 2020 Senior Subordinated Indenture) and certain other amounts, in each case, to the extent such payment capacity is not applied as otherwise permitted under the 2020 Senior Subordinated Indenture and subject to certain conditions. However, there are no limitations on dividends and certain other restricted payments so long as (a) no default shall have occurred and be continuing and (b) immediately after giving pro forma effect to such restricted payment(s) and the application of proceeds therefrom, the consolidated total leverage ratio is less than or equal to 3.25 to 1.00. As of January 28, 2017, the permitted restricted payment amount was $658.5 million. As of January 28, 2017, MSI was in compliance with all covenants.

As of January 28, 2017, net debt issuance costs totaled $6.3 million and are being amortized as interest expense over the life of the 2020 Senior Subordinated Notes. Debt issuance costs related to these notes are reflected as a reduction from the carrying value of debt in the consolidated balance sheets.

Revolving Credit Facility

On September 17, 2012, MSI entered into a second amended and restated credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”) and other lenders to amend various terms of MSI’s then existing senior secured asset-based revolving credit facility. The Credit Agreement, together with related security, guarantee and other agreements, is referred to as the “Revolving Credit Facility”. On May 27, 2016, MSI entered into an amended and restated credit agreement with Wells Fargo and other lenders to, among other things, increase the availability and extend the maturity date of our Revolving Credit Facility. The amended credit agreement, together with the related security, guarantee and other agreements, is referred to as the “Amended Revolving Credit Facility”.

The Amended Revolving Credit Facility provides for senior secured financing of up to $850.0 million, subject to a borrowing base. The borrowing base under the Amended Revolving Credit Facility equals the sum of: (i) 90% of eligible credit card receivables, (ii) 85% of eligible trade receivables, (iii) 90% to 92.5% of the appraised value of eligible inventory, plus (iv) 90% to 92.5% of the lesser of (a) the appraised value of eligible inventory supported by letters of credit, and (b) the face amount of the letters of credit, less (v) certain reserves. The Amended Revolving Credit Facility matures in May 2021, subject to a springing maturity date if certain of our outstanding indebtedness has not been repaid, redeemed, refinanced, cash collateralized or if the necessary availability reserves have not been established prior to such time (the “ABL Maturity Date”).

As of January 28, 2017 and January 30, 2016, the borrowing base was $793.1 million and $650.0 million, respectively, of which MSI had availability of $735.5 million and $586.8 million, respectively. Borrowing capacity is available for letters of credit and borrowings on same-day notice. Outstanding standby letters of credit as of January 28, 2017 totaled $57.6 million.

The Amended Revolving Credit Facility also provides MSI with the right to request up to $200.0 million of additional commitments. The lenders will not be under any obligation to provide any such additional commitments, and any increase in commitments is subject to customary conditions. If we were to request additional commitments, and the lenders were to agree to provide such commitments, the facility size could be increased up to $1,050.0 million, however, MSI’s ability to borrow would still be limited by the borrowing base.

Borrowings under the Amended Revolving Credit Facility bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Wells Fargo, (2) the federal funds effective rate plus 0.50% and (3) LIBOR subject to certain adjustments plus 1.00% or (b) LIBOR subject to certain adjustments, in each case plus an applicable margin. The initial applicable margin is (a) 0.25% for prime rate borrowings and 1.25% for LIBOR borrowings. The applicable margin is subject to adjustment each fiscal quarter based on the excess availability under the Amended Revolving Credit Facility. Excess availability is defined as the Loan Cap (as defined below) plus certain unrestricted cash of Holdings, MSI and the Subsidiary Guarantors, less the outstanding credit extensions. Same-day borrowings bear interest at the base rate plus the applicable margin.

MSI is required to pay a commitment fee on the unutilized commitments under the Amended Revolving Credit Facility, which initially is 0.25% per annum. In addition, MSI must pay customary letter of credit fees and agency fees.

All obligations under the Amended Revolving Credit Facility are unconditionally guaranteed, jointly and severally, by Holdings and all of MSI’s existing domestic material subsidiaries and are required to be guaranteed by the Subsidiary Guarantors. All obligations under the Amended Revolving Credit Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the assets of Holdings, MSI and the Subsidiary Guarantors, including:

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

If, at any time, the aggregate amount of outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the Amended Revolving Credit Facility exceeds the lesser of (i) the commitment amount and (ii) the borrowing base (the “Loan Cap”), MSI will be required to repay outstanding loans and cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount. If availability under the Amended Revolving Credit Facility is less than the greater of (i) 10.0% of the Loan Cap and (ii) $50.0 million for five consecutive business days, or, if certain events of default have occurred, MSI will be required to repay outstanding loans and cash collateralize letters of credit with the cash MSI is required to deposit daily in a collection account maintained with the agent under the Amended Revolving Credit Facility. Availability under the Amended Revolving Credit Facility means the Loan Cap minus the outstanding credit extensions. MSI may voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans at any time without premium or penalty, other than customary breakage costs with respect to LIBOR loans. There is no scheduled amortization under the Amended Revolving Credit Facility. The principal amount of the loans outstanding is due and payable in full on the ABL Maturity Date.

The covenants limiting dividends and other restricted payments, investments, loans, advances and acquisitions, and prepayments or redemptions of indebtedness, each permit the restricted actions in an unlimited amount, subject to the satisfaction of certain payment conditions, principally that MSI must meet specified excess availability requirements and minimum consolidated fixed charge coverage ratios, to be tested on a pro forma basis as of the date of the restricted action and for the 90-day period preceding such restricted action. Adjusted EBITDA, as defined in the Amended Revolving Credit Facility, is used in the calculation of the consolidated fixed charge coverage ratios.

From the time when MSI has excess availability less than the greater of (a) 10.0% of the Loan Cap and (b) $50.0 million, until the time when MSI has excess availability greater than the greater of (a) 10.0% of the Loan Cap and (b) $50.0 million for 30 consecutive days, the Amended Revolving Credit Facility will require MSI to maintain a consolidated fixed charge coverage ratio of at least 1.0 to 1.0. The Amended Revolving Credit Facility also contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default (including change of control and cross-default to material indebtedness).

The Amended Revolving Credit Facility contains a number of covenants that, among other things and subject to certain exceptions, restrict MSI’s ability, and the ability of its restricted subsidiaries, to:

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

As of January 28, 2017, net debt issuance costs totaled $4.8 million and are being amortized as interest expense over the life of the Amended Revolving Credit Facility. As a result of the refinancing of our Restated Revolving Credit Facility on May 27, 2016, MSI recorded a loss on the early extinguishment of debt of $0.4 million related to the write-off of net debt issuance costs. Debt issuance costs related to this facility are reflected as an asset within the consolidated balance sheets.

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

In fiscal 2014, we recorded a loss on the early extinguishment of debt of $18.4 million related to the redemption of the PIK Notes. The $18.4 million loss consisted of an $8.0 million redemption premium and a $10.4 million charge to write off debt issuance costs. In fiscal 2015, we recorded a loss on the early extinguishment of debt of $6.1 million related to the redemption of the PIK Notes. The $6.1 million loss consisted of a $3.6 million redemption premium and a $2.5 million charge to write off debt issuance costs.

7.75% Senior Notes due 2018

On October 21, 2010, MSI issued $800.0 million aggregate principal amount of 7.75% senior notes that matured on November 1, 2018 (“Senior Notes”) at a discounted price of 99.262% of face value, resulting in an effective interest rate of 7.875%. On September 27, 2012, MSI issued an additional $200.0 million aggregate principal amount of Senior Notes (the “Additional Senior Notes” and, together with the Senior Notes, the “2018 Senior Notes”) under the indenture (the “2018 Senior Indenture”). The Additional Senior Notes were issued at a premium of 106.25% of face value, resulting in an effective interest rate of 6.50%. On July 16, 2014 and August 1, 2014, we redeemed the 2018 Senior Notes in the aggregate principal amounts of $235.0 million and $765.0 million, respectively, plus the applicable make-whole premium and accrued interest, and the 2018 Senior Indenture was discharged.

In fiscal 2014, we recorded a loss on the early extinguishment of debt of $55.9 million related to the redemption of the 2018 Senior Notes. The $55.9 million loss consisted of $50.8 million of redemption premiums and a $10.2 million charge to write off debt issuance costs. This loss was partially offset by a $5.1 million write-off of unamortized net premiums.

8. LEASES

We operate stores and use distribution centers, office facilities and equipment that are generally leased under non-cancelable operating leases, the majority of which provide for renewal options. Future minimum annual rental commitments for all non-cancelable operating leases as of January 28, 2017 are as follows (in thousands):

Fiscal Year
2017	$422,885
2018	378,368
2019	319,957
2020	259,801
2021	205,994
Thereafter	462,982
Total minimum rental commitments	$2,049,987

Rent expense applicable to non-cancelable operating leases was $416.2 million, $388.1 million and $376.8 million in fiscal 2016, fiscal 2015 and fiscal 2014, respectively.

9. INCOME TAXES

The reconciliation of income tax expense computed at the U.S. federal statutory tax rate of 35% to income tax expense reported in our consolidated statements of comprehensive income is as follows (in thousands):

	Fiscal Year
	2016		2015		2014
Income taxes at statutory rate	$203,621	35.0%	$200,242	35.0%	$122,862	35.0%
State income taxes, net of federal benefit	10,665	1.8	19,131	3.3	11,364	3.2
Foreign tax rate differential	(8,820)	(1.5)	(2,583)	(0.4)	—	—
Other	(1,852)	(0.3)	(7,582)	(1.3)	(587)	(0.1)
Total	$203,614	35.0%	$209,208	36.6%	$133,639	38.1%

The components of our income tax expense are as follows (in thousands):

	Fiscal Year
	2016	2015	2014
Current:
Federal	$171,934	$164,384	$90,025
State	15,970	27,167	19,147
Foreign	8,487	9,746	10,418
Total current income tax expense	196,391	201,297	119,590

Deferred:
Federal	4,055	6,300	18,665
State	1,139	2,762	(1,786)
Foreign	2,029	(1,151)	(2,830)
Total deferred income tax expense	7,223	7,911	14,049

Income taxes	$203,614	$209,208	$133,639

The pretax income from foreign operations for fiscal 2016, fiscal 2015 and fiscal 2014 totaled $48.2 million, $33.2 million and $38.0 million, respectively.

Significant components of deferred income tax assets and liabilities are as follows (in thousands):

	January 28,	January 30,
	2017	2016
Deferred income tax assets:
Accrued liabilities	$16,403	$13,748
State income taxes	4,077	8,156
Vacation accrual	2,408	6,360
Share-based compensation	9,765	9,387
Deferred rent	18,714	17,880
Gift cards	8,985	7,093
Self-insurance	24,602	17,992
Original issue discount	8,845	24,672
State and foreign net operating losses	4,615	5,463
Other	2,294	8,731
Total gross deferred income tax assets	100,708	119,482
Valuation allowance	(3,689)	(3,050)
Total deferred income tax assets, net of valuation allowance	97,019	116,432

Deferred income tax liabilities:
Merchandise inventories	(8,152)	(9,350)
Property and equipment	(37,895)	(42,495)
Cancellation of debt	(15,143)	(24,188)
Total deferred income tax liabilities	(61,190)	(76,033)

Net deferred income tax assets	$35,829	$40,399

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

At January 28, 2017, we had state net operating loss carryforwards to reduce future taxable income of $4.6 million, net of federal tax benefits, expiring at various dates between fiscal 2017 and fiscal 2036. Cash paid for income taxes totaled $162.4 million, $154.9 million and $112.4 million in fiscal 2016, fiscal 2015 and fiscal 2014, respectively.

A provision for income taxes has not been recognized for U.S. taxes on undistributed earnings of our foreign subsidiaries for fiscal 2016 and fiscal 2015 as these earnings were, and are expected to continue to be, permanently reinvested. The aggregate undistributed earnings of our foreign subsidiaries for which no deferred tax liability has been recognized was $99.7 million as of the end of fiscal 2016.  If these earnings are remitted to the U.S. at a future date, additional tax liabilities will be incurred. The unrecognized deferred tax liabilities on the unremitted earnings was approximately $19.9 million at January 28, 2017.

Unrecognized Tax Benefits

We operate in a number of tax jurisdictions and are subject to examination of our income tax returns by tax authorities in those jurisdictions who may challenge any item on these tax returns. Because the tax matters challenged by tax authorities are typically complex, the ultimate outcome of these challenges is uncertain. In accordance with ASC 740, Income Taxes, we recognize these tax benefits in our consolidated financial statements only after determining that it is more likely than not that the tax benefits will be sustained.

A reconciliation of gross unrecognized tax benefits from the end of fiscal 2015 through the end of fiscal 2016 is as follows (in thousands):

Balance at beginning of year	$19,136
Additions based on tax positions related to the current year	4,561
Additions for tax positions related to prior years	11,192
Balance at end of year	$34,889

Included in the balance of unrecognized tax benefits at January 28, 2017 is $12.3 million which, if recognized, would affect income tax expense. We do not expect any material changes to our liability for uncertain tax positions during the next 12 months. At January 28, 2017 and January 30, 2016, the total amount of interest and penalties accrued within the tax liability was $2.1 million and $4.6 million, respectively. There was no material interest and penalties recognized in the consolidated statements of comprehensive income in fiscal 2016, fiscal 2015 and fiscal 2014.

Our income tax returns are subject to examination by taxing authorities in the jurisdictions in which we operate. The periods subject to examination for our federal return are fiscal 2013 to fiscal 2015 and fiscal 2009 to fiscal 2015 for our Canadian returns. State income tax returns are generally subject to examination for a period of three to five years after filing. We have various state income tax returns in the process of examination, appeals or settlements.  Our income tax returns for fiscal 2011 and fiscal 2012 are currently under examination by the Canadian tax authorities. Our federal return for fiscal 2014 is currently under examination by the Internal Revenue Service. We are not aware of any issues which would result in a material assessment of tax obligations.

10. SHARE-BASED COMPENSATION

The Michaels Companies, Inc. Amended and Restated 2014 Omnibus Long-Term Incentive Plan (“2014 Omnibus Plan”) provides for the grant of share-based awards for up to 21.3 million shares of common stock. As of January 28, 2017, there were 5.4 million shares of common stock remaining available for grant. Generally, awards vest ratably over four or five years and expire eight to ten years from the grant date. As of January 28, 2017, unrecognized compensation cost for all unvested share-based awards totaled $56.2 million and is expected to be recognized over a weighted-average period of 2.9 years. Share-based compensation expense totaled $16.5 million in fiscal 2016, $15.1 million in fiscal 2015 and $19.4 million in fiscal 2014 and is recorded in cost of sales and occupancy expense and SG&A in the consolidated statements of comprehensive income.

Stock Options

The fair value of each stock option is estimated using the Black-Scholes option pricing model. The following table presents the weighted-average assumptions used during fiscal years 2016, 2015 and 2014:

	Fiscal Year
	2016	2015	2014
Risk-free interest rates (1)	1.1%	1.2%	1.3%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility (2)	29.8%	29.7%	27.6%
Expected life of options in years (3)	4.1	4.0	4.0

(1)	Based on interest rates for U.S. Treasury instruments with terms consistent with the expected lives of the awards.
(2)	We considered our historical volatility as well as the historical and implied volatilities for exchange-traded options of a peer group of companies.
(3)	Expected lives were based on an analysis of historical exercise and post-vesting employment termination.

The stock option activity during the fiscal year ended January 28, 2017 was as follows:

			Weighted-
			Average
			Remaining	Aggregate
	Number of	Weighted-	Contractual	Intrinsic
	Shares	Average Exercise	Term	Value
	(in thousands)	Price	(in years)	(in thousands)
Outstanding at beginning of year	7,972	$14.84
Granted	1,746	24.50
Exercised	(1,730)	9.97
Expired/Forfeited	(326)	19.50
Outstanding at end of year	7,662	17.94	6.5	$27,431

Shares exercisable at end of year	3,306	$14.11	4.6	$19,772

The total grant date fair value of options that vested during fiscal 2016, fiscal 2015 and fiscal 2014 was $7.4 million, $7.3 million and $14.5 million, respectively. The intrinsic value for options that vested during fiscal 2016, fiscal 2015 and fiscal 2014 was $13.1 million, $18.1 million and $33.0 million, respectively. The intrinsic value for options exercised was $30.8 million in fiscal 2016, $65.6 million in fiscal 2015 and $42.1 million in fiscal 2014. As of the beginning of fiscal 2016, there were 4.3 million nonvested options with a weighted-average fair value of $4.97 per share. As of the end of fiscal 2016, there were 4.4 million nonvested options with a weighted-average fair value of $5.50 per share. The weighted-average fair value of options granted during fiscal 2016, fiscal 2015 and fiscal 2014 was $6.27, $6.01 and $3.77, respectively. During fiscal 2016, there were 1.5 million options that vested and 0.3 million options that were cancelled with a weighted-average fair value of $5.04 and $5.36 per share, respectively.

Restricted Shares

The Company issues restricted shares to certain key employees and its Board of Directors. Generally, restricted shares awarded to employees vest ratably over four or five years. Restricted shares awarded to Board of Director members vest ratably over one year. Compensation expense is recorded for all restricted stock awards and restricted stock units based on the amortization of the fair market value at the date of grant over the vesting period.

Restricted stock award activity during the fiscal year ended January 28, 2017 was as follows:

	Number of Shares (in thousands)	Weighted-Average Fair Value
Outstanding at beginning of year	1,429	$20.88
Granted	133	27.65
Vested	(456)	25.11
Forfeited	(142)	21.22
Outstanding at end of year	964	$21.58

Restricted stock unit activity during the fiscal year ended January 28, 2017 was as follows:

	Number of Shares (in thousands)	Weighted-Average Fair Value
Outstanding at beginning of year	38	$23.12
Granted	801	23.93
Vested	(9)	24.86
Forfeited	(28)	23.80
Outstanding at end of year	802	$23.91

11. EARNINGS PER SHARE

The Company’s unvested restricted stock awards contain non-forfeitable rights to dividends and meet the criteria of a participating security as defined by ASC 260, “Earnings Per Share”. In applying the two-class method, net income is allocated to both common and participating securities based on their respective weighted-average shares outstanding for the period. Basic earnings per share is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average common shares outstanding plus the potential dilutive impact from the exercise of stock options and restricted stock units. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. There were 2.3 million, 0.8 million and 0.3 million anti-dilutive shares in fiscal 2016, fiscal 2015 and fiscal 2014, respectively.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Fiscal Year
	2016	2015	2014
Basic earnings per common share:
Net income	$378,159	$362,912	$217,395
Less income related to unvested restricted shares	(2,323)	(1,900)	(835)
Income available to common shareholders - Basic	$375,836	$361,012	$216,560

Weighted-average common shares outstanding - Basic	204,735	206,845	203,229

Basic earnings per common share	$1.84	$1.75	$1.07

Diluted earnings per common share:
Net income	$378,159	$362,912	$217,395
Less income related to unvested restricted shares	(2,305)	(1,877)	(819)
Income available to common shareholders - Diluted	$375,854	$361,035	$216,576

Weighted-average common shares outstanding - Basic	204,735	206,845	203,229
Effect of dilutive stock options and restricted stock units	1,619	2,501	3,872
Weighted-average common shares outstanding - Diluted	206,354	209,346	207,101

Diluted earnings per common share	$1.82	$1.72	$1.05

12. SEGMENTS AND GEOGRAPHIC INFORMATION

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

Our net sales and total assets by country are as follows (in thousands):

	Fiscal Year
	2016	2015	2014
Net Sales:
United States	$4,736,578	$4,473,454	$4,276,794
Canada	460,714	439,328	461,350
Total	$5,197,292	$4,912,782	$4,738,144

Total Assets:
United States	$1,969,889	$1,895,580	$1,825,562
Canada	177,751	135,707	135,546
Total	$2,147,640	$2,031,287	$1,961,108

We present assets based on their physical, geographic location. Certain assets located in the U.S. are also used to support our Canadian operations but are not allocated to Canada.

Our net sales by major product categories are as follows (in thousands):

	Fiscal Year
	2016	2015	2014
General crafts	$2,630,398	$2,487,288	$2,409,136
Home décor and seasonal	1,088,989	1,003,436	971,176
Framing	903,143	927,588	902,934
Papercrafting	574,762	494,470	454,898
Total	$5,197,292	$4,912,782	$4,738,144

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

	Fiscal Year
	2016	2015	2014
Net income	$378,159	$362,912	$217,395
Interest expense	126,270	139,405	198,409
Losses on early extinguishments of debt and refinancing costs	7,292	8,485	74,312
Income taxes	203,614	209,208	133,639
Depreciation and amortization	115,801	114,756	110,858
Interest income	(820)	(615)	(363)
EBITDA (excluding losses on early extinguishments of debt and refinancing costs)	$830,316	$834,151	$734,250

13. CONTINGENCIES

Rea Claim

On September 15, 2011, MSI was served with a lawsuit filed in the California Superior Court in and for the County of Orange (“Superior Court”) by four former store managers as a class action proceeding on behalf of themselves and certain former and current store managers employed by MSI in California. The lawsuit alleged that MSI improperly classified its store managers as exempt employees and as such failed to pay all wages, overtime and waiting time penalties and failed to provide accurate wage statements. The lawsuit also alleged that the foregoing conduct was in breach of various laws, including California’s unfair competition law. On December 3, 2013, the Superior Court entered an order certifying a class of approximately 200 members. MSI successfully removed the case to the U.S. District Court for the Central District of California and on May 8, 2014, the class was decertified. Three of the four named plaintiffs’ claims were resolved in September 2014, but the individual claims of 26 former class members remain pending in the Central District of California. In addition, a separate representative action brought on behalf of store managers throughout the state is pending in the California Superior Court, County of San Diego. We believe we have meritorious defenses and intend to defend the lawsuits vigorously. We do not believe the resolution of the lawsuits will have a material effect on our consolidated financial statements.

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

Following the filing of the Graham case in New Jersey, five additional purported class action lawsuits with six plaintiffs were filed, Michele Castro and Janice Bercut v. Michaels Stores, Inc., in the U.S. District Court for the Northern District of Texas, Michelle Bercut v. Michaels Stores, Inc., in the Superior Court of California for Sonoma County, Raini Burnside v. Michaels Stores, Inc., in the U.S. District Court for the Western District of Missouri, Sue Gettings v. Michaels Stores, Inc., in the U.S. District Court for the Southern District of New York, and Barbara Horton v. Michaels Stores, Inc., in the U.S. District Court for the Central District of California. All of the plaintiffs alleged violations of the FCRA. In addition, the Castro, Horton and Janice Bercut lawsuits also alleged violations of California’s unfair competition law. The Burnside, Horton and Gettings lawsuits, as well as the claims by Michele Castro, have been dismissed. The Graham, Janice Bercut and Michelle Bercut lawsuits were transferred for centralized pretrial proceedings to the District of New Jersey. On January 25, 2017, the Company’s motion to dismiss was partially granted. On February 23, 2017, the plaintiffs filed a notice of appeal, appealing a portion of the ruling.

The Company intends to defend the remaining lawsuits vigorously. We cannot reasonably estimate the potential loss, or range of loss, related to the lawsuits, if any.

Data Security Incident

Five putative class actions were filed against MSI relating to the January 2014 data breach. The plaintiffs generally alleged that MSI failed to secure and safeguard customers’ private information including credit and debit card information, and as such, breached an implied contract and violated the Illinois Consumer Fraud Act (and other states’ similar laws). The plaintiffs are seeking damages including declaratory relief, actual damages, punitive damages, statutory damages, attorneys’ fees, litigation costs, remedial action, pre and post judgment interest, and other relief as available. The cases are as follows: Christina Moyer v. Michaels Stores, Inc., was filed on January 27, 2014; Michael and Jessica Gouwens v. Michaels Stores, Inc., was filed on January 29, 2014; Nancy Maize and Jessica Gordon v. Michaels Stores, Inc., was filed on February 21, 2014; and Daniel Ripes v. Michaels Stores, Inc., was filed on March 14, 2014. These four cases were filed in the U.S. District Court for the Northern District of Illinois, Eastern Division. On March 18, 2014, an additional putative class action was filed in the U.S. District Court for the Eastern District of New York, Mary Jane Whalen v. Michaels Stores, Inc., but was voluntarily dismissed by the plaintiff on April 11, 2014 without prejudice to her right to re‑file a complaint. On April 16, 2014, an order was entered consolidating the Illinois actions. On July 14, 2014, the Company’s motion to dismiss the consolidated complaint was granted.

On December 2, 2014, Whalen filed a new lawsuit against MSI related to the data breach in the U.S. District Court for the Eastern District of New York, Mary Jane Whalen v. Michaels Stores, Inc., seeking damages including declaratory relief, monetary damages, statutory damages, punitive damages, attorneys’ fees and costs, injunctive relief, pre and post judgment interest, and other relief as available. The Company filed a motion to dismiss which was granted on December 28, 2015, and judgment was entered in favor of the Company on January 8, 2016. Plaintiff filed a notice of appeal on January 27, 2016, appealing the judgment to the U.S. Court of Appeals for the Second Circuit.

The Company intends to defend this lawsuit vigorously. We cannot reasonably estimate the potential loss, or range of loss, related to the lawsuit, if any.

Consumer Product Safety Commission Claim

On April 21, 2015, the U.S. Department of Justice, on behalf of the Consumer Product Safety Commission (the “CPSC”), filed a complaint against MSI and Michaels Stores Procurement Company, Inc. (“MSPC”) in the U.S. District Court for the Northern District of Texas. The complaint seeks civil penalties for an alleged failure to timely report a potential product safety hazard to the CPSC related to the breakage of certain glass vases. The complaint also alleges the report contained a material misrepresentation and seeks injunctive relief requiring MSI and MSPC to, among other things, establish internal recordkeeping and compliance monitoring systems. We believe we have meritorious defenses and intend to defend the lawsuit vigorously. We do not believe the resolution of the lawsuit will have a material effect on our consolidated financial statements.

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

For some of the matters disclosed above, as well as other lawsuits involving the Company, we are able to estimate a range of losses in excess of the amounts recorded, if any, in the accompanying consolidated financial statements. As of January 28, 2017, the aggregate estimated loss was approximately $13 million, which includes amounts recorded by the Company.

14. RETIREMENT PLANS

We sponsor a 401(k) Savings Plan for our eligible employees and certain of our subsidiaries. Participation in the 401(k) Savings Plan is voluntary and available to any employee who is at least 21 years of age and has completed three months of full-time service or one year of part-time service. Participants may elect to contribute up to 80% of their compensation on a pre-tax basis and up to 10% on an after-tax basis. In accordance with the provisions of the 401(k) Savings Plan, we make a matching cash contribution to the account of each participant in an amount equal to 50% of the participant’s pre-tax contributions that do not exceed 6% of the participant’s compensation for the year. Matching contributions vest to the participants based on years of service, with 100% vesting after three years. Our matching contribution expense was $4.4 million, $4.8 million, and $4.1 million in fiscal 2016, fiscal 2015 and fiscal 2014, respectively.

During fiscal 2016, the Company established a nonqualified deferred compensation plan for certain executives and other highly compensated employees. The deferred compensation plan provides participants with the opportunity to defer up to 75% of their base salary and up to 100% of their annual earned bonus. Participants are 100% vested in these deferrals and the associated investment returns. The Company does not currently make any matching cash contributions to the participant accounts. There were no significant assets or liabilities related to the deferred compensation plan in the consolidated balance sheet as of January 28, 2017.

15. RELATED PARTY TRANSACTIONS

Affiliates of, or funds advised by, Bain Capital Partners, LLC (“Bain Capital”) and The Blackstone Group L.P. (“The Blackstone Group”, together with Bain Capital and their applicable affiliates, the “Sponsors”) owned approximately 38% of our outstanding common stock as of January 28, 2017. Prior to our IPO on July 2, 2014, the Sponsors and another common stockholder, Highfields Capital Management LP (“Highfields”), received annual management fees of $12.0 million and $1.0 million, respectively. In connection with the IPO, the management agreement was terminated and the Company paid the Sponsors and Highfields an aggregate $30.2 million termination fee. During fiscal 2014, we recognized expense of $35.7 million related to management fees and reimbursement of out-of-pocket expenses.

The Blackstone Group owns a majority equity position in RGIS, a vendor we utilize to count our store inventory. Payments associated with this vendor totaled $6.0 million, $5.9 million and $5.8 million during fiscal 2016, fiscal 2015 and fiscal 2014, respectively, and are included in SG&A in the consolidated statements of comprehensive income.

The Blackstone Group owns an equity position in Vistar, a vendor we utilize for all of the candy-type items in our stores. Payments associated with this vendor during fiscal 2016, fiscal 2015 and fiscal 2014 were $26.8 million, $28.6 million and $25.6 million, respectively, and are recognized in cost of sales and occupancy expense in the consolidated statements of comprehensive income as the sales are incurred.

The Blackstone Group owns a majority equity position in Excel Trust, Inc., Blackstone Real Estate DDR Retail Holdings III, LLC and Blackstone Real Estate RC Retail Holdings, LLC, vendors we utilize to lease certain properties. Payments associated with these vendors during fiscal 2016, fiscal 2015 and fiscal 2014 were $5.2 million, $3.5 million and $1.7 million, respectively. These expenses are included in cost of sales and occupancy expense in the consolidated statements of comprehensive income.

Certain affiliates of The Blackstone Group have significant influence over US Xpress Enterprises, Inc., a vendor we utilize for transportation services. Payments associated with this vendor during fiscal 2016 and fiscal 2015 were $1.1 million. Payments associated with this vendor during fiscal 2014 were $0.4 million. These expenses are recognized in cost of sales and occupancy expense in the consolidated statements of comprehensive income as the sales are incurred.

Four of our current directors, Joshua Bekenstein, Nadim El Gabbani, Lewis S. Klessel and Peter F. Wallace, are affiliates of Bain Capital or The Blackstone Group. As such, some or all of such directors may have an indirect material interest in payments with respect to debt securities of the Company that have been purchased by affiliates of Bain Capital and The Blackstone Group. As of January 28, 2017, affiliates of The Blackstone Group held $83.6 million of our Amended Term Loan Credit Facility.

16. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

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

Michaels Stores, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	January 28,	January 30,
ASSETS	2017	2016
Current assets:
Cash and equivalents	$294,054	$404,650
Merchandise inventories	1,127,777	1,002,607
Prepaid expenses and other current assets	116,072	95,583
Total current assets	1,537,903	1,502,840
Property and equipment, net	413,164	378,507
Goodwill	119,074	94,290
Other assets	73,201	56,004
Total assets	$2,143,342	$2,031,641

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$517,268	$457,704
Accrued liabilities and other	395,745	384,002
Current portion of long-term debt	31,125	24,900
Other current liabilities	123,258	89,996
Total current liabilities	1,067,396	956,602
Long-term debt	2,723,187	2,744,942
Other liabilities	103,972	95,400
Total stockholders’ deficit	(1,751,213)	(1,765,303)
Total liabilities and stockholders’ deficit	$2,143,342	$2,031,641

Michaels Stores, Inc.

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Fiscal Year
	2016	2015	2014
Net sales	$5,197,292	$4,912,782	$4,738,144
Cost of sales and occupancy expense	3,169,476	2,944,431	2,836,965
Gross profit	2,027,816	1,968,351	1,901,179
Selling, general and administrative	1,305,855	1,241,876	1,230,639
Other operating expense	4,484	4,786	40,749
Operating income	717,477	721,689	629,791
Interest and other expense	133,529	138,662	213,697
Income before income taxes	583,948	583,027	416,094
Income taxes	204,247	217,428	156,976
Net income	$379,701	$365,599	$259,118

Other comprehensive income, net of tax:
Foreign currency translation adjustment and other	7,832	(10,251)	(12,003)
Comprehensive income	$387,533	$355,348	$247,115

Michaels Stores, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year
	2016	2015	2014
Cash flows from operating activities:
Net cash provided by operating activities	$577,088	$507,806	$521,109

Cash flows from investing activities:
Additions to property and equipment	(114,462)	(123,920)	(137,780)
Acquisition of Lamrite West, net of cash acquired	(151,100)	—	—
Purchases of long-term investments	(1,325)	(5,000)	—
Net cash used in investing activities	(266,887)	(128,920)	(137,780)

Cash flows from financing activities:
Net repayments of debt	(60,675)	(219,947)	(1,100,889)
Net borrowings of debt	42,000	45,047	1,123,750
Payment of dividend to Michaels Funding, Inc.	(400,823)	(188,046)	(255,552)
Other financing activities	(1,299)	15,151	(11,239)
Net cash used in financing activities	(420,797)	(347,795)	(243,930)

Net change in cash and equivalents	(110,596)	31,091	139,399
Cash and equivalents at beginning of period	404,650	373,559	234,160
Cash and equivalents at end of period	$294,054	$404,650	$373,559

17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Unaudited quarterly results of operations for fiscal 2016 and fiscal 2015 were as follows (in thousands, except per share data):

	Fiscal 2016 (1)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$1,158,880	$1,060,353	$1,227,206	$1,750,854
Cost of sales and occupancy expense	694,129	669,656	760,598	1,045,093
Gross profit	464,751	390,697	466,608	705,761
Selling, general and administrative	317,800	302,712	318,580	368,960
Operating income	145,325	87,077	146,324	336,556
Losses on early extinguishments of debt and refinancing costs	—	405	6,887	—
Net income	70,765	35,617	76,459	195,318
Diluted earnings per common share	$0.34	$0.17	$0.37	$0.95

	Fiscal 2015
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$1,077,600	$984,270	$1,168,423	$1,682,489
Cost of sales and occupancy expense	635,803	610,949	702,825	994,854
Gross profit	441,797	373,321	465,598	687,635
Selling, general and administrative	295,571	275,699	308,704	362,987
Operating income	143,982	96,582	155,852	324,188
Losses on early extinguishments of debt and refinancing costs	—	6,072	—	2,413
Net income	66,738	35,711	76,797	183,666
Diluted earnings per common share	$0.32	$0.17	$0.37	$0.87

(1)

Fiscal 2016 results of operations includes the impact of the acquisition of Lamrite on February 2, 2016, including non-recurring purchase accounting adjustments and integration costs of $11.4 million. Lamrite’s net sales totaled $232.3 million in fiscal 2016.

We report on the basis of a 52-week or 53-week fiscal year, which ends on the Saturday closest to January 31. Our interim periods each contain 13 weeks ending on the Saturday closest to April 30, July 31 and October 31.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 7, 2017	THE MICHAELS COMPANIES, INC.

	By:	/s/ Denise A. Paulonis
Denise A. Paulonis
Executive Vice President & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Carl S. Rubin	Chief Executive Officer and Director	March 7, 2017
Carl S. Rubin	(Principal Executive Officer)

/s/ Denise A. Paulonis	Executive Vice President and Chief Financial Officer	March 7, 2017
Denise A. Paulonis	(Principal Financial Officer)

/s/ James E. Sullivan	Chief Accounting Officer and Controller	March 7, 2017
James E. Sullivan	(Principal Accounting Officer)
/s/ Joshua Bekenstein	Director	March 7, 2017
Joshua Bekenstein /s/ Monte E. Ford	Director	March 7, 2017
Monte E. Ford

/s/ Nadim El Gabbani	Director	March 7, 2017
Nadim El Gabbani

/s/ Karen Kaplan	Director	March 7, 2017
Karen Kaplan

/s/ Lewis S. Klessel	Director	March 7, 2017
Lewis S. Klessel

/s/Matthew S. Levin	Director	March 7, 2017
Matthew S. Levin

/s/ John J. Mahoney	Director	March 7, 2017
John J. Mahoney

/s/James A. Quella	Director	March 7, 2017
James A. Quella

/s/ Beryl B. Raff	Director	March 7, 2017
Beryl B. Raff

/s/ Peter F. Wallace	Director	March 7, 2017
Peter F. Wallace

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1

Agreement and Plan of Merger, dated as of July 22, 2013, by and among Michaels Stores, Inc., The Michaels Companies, Inc., Michaels FinCo Holdings, LLC, Michaels Funding, Inc., and Michaels Stores MergerCo, Inc. (previously filed as Exhibit 2.1 to Form 10-Q filed by Michaels Stores, Inc. on August 30, 2013, SEC File No. 001-09338).

3.1	Second Amended and Restated Certificate of Incorporation of The Michaels Companies, Inc. (previously filed as Exhibit 3.2 to Form S-1 filed by the Company on June 9, 2014, SEC File No. 333-193000).

3.2	Amended and Restated Bylaws of The Michaels Companies, Inc. (previously filed as Exhibit 3.4 to Form S-1 filed by the Company on June 2, 2014, SEC File No. 333-193000).

4.1	Form of Specimen Common Stock Certificate of The Michaels Companies, Inc. (previously filed as Exhibit 4.1 to Form S-1 filed by the Company on June 16, 2014, SEC File No. 333-193000).

4.2	Form of Amended and Restated Registration Rights Agreement (previously filed as Exhibit 4.2 to Form S-1 filed by the Company on June 2, 2014, SEC File No. 333-193000).

4.3	Form of Investor Agreement (previously filed as Exhibit 4.3 to Form S-1 filed by the Company on June 2, 2014, SEC File No. 333-193000).

4.4

Indenture, dated as of December 19, 2013, by and among Michaels Stores, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee (previously filed as Exhibit 4.1 to Form 8-K filed by Michaels Stores, Inc. on December 19, 2013, SEC File No. 001-09338).

4.5

Supplemental Indenture, dated as of June 16, 2014, by and among Michaels Stores, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee (previously filed as Exhibit 4.11 to Form S-1 filed by the Company on June 16, 2014, SEC File No. 333-193000).

4.6

Indenture, dated as of July 29, 2013, among Michaels FinCo Holdings, LLC, Michaels FinCo, Inc. and Law Debenture Trust Company of New York, as trustee (previously filed as Exhibit 4.12 to Form S-1 filed by the Company on June 16, 2014, SEC File No. 333-193000).

4.7

Registration Rights Agreement, dated as of October 31, 2006, among Michaels Stores, Inc. and certain stockholders thereof (previously filed as Exhibit 4.7 to Form 10-Q filed by Michaels Stores, Inc. on December 7, 2006, SEC File No. 001-09338).

4.8

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

10.3*

Amended Form of Stock Option Agreement under the Michaels Stores, Inc. 2006 Equity Incentive Plan (previously filed as Exhibit 10.1 to Form 10-Q filed by Michaels Stores, Inc. on September 4, 2009, SEC File No. 001-09338).

Exhibit Number	Description of Exhibit
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

10.10*

Form of Stock Option Agreement under the Amended and Restated 2014 Omnibus Long-Term Incentive Plan (previously filed as Exhibit 10.2 to Form S-1 filed by the Company on June 2, 2014, SEC File No. 333-193000).

10.11*

Form of Stock Option Agreement under the Amended and Restated 2014 Omnibus Long-Term Incentive Plan (previously filed as Exhibit 10.11 to Form 10-K filed by the Company on March 17, 2016, SEC File No. 001-36501).

10.12*

Form of Restricted Stock Award Agreement under the Amended and Restated 2014 Omnibus Long-Term Incentive Plan (previously filed as Exhibit 10.3 to Form S-1 filed by the Company on June 2, 2014, SEC File No. 333-193000).

10.13*

Form of Restricted Stock Award Agreement for Independent Directors under the Amended and Restated 2014 Omnibus Long-Term Incentive Plan (previously filed as Exhibit 10.4 to Form S-1 filed by the Company on June 2, 2014, SEC File No. 333-193000).

10.14*

Form of Restricted Stock Unit Agreement under the Amended and Restated 2014 Omnibus Long-Term Incentive Plan (previously filed as Exhibit 10.1 to Form 10-Q filed by the Company on August 29, 2014, SEC File No. 001-36501).

10.15*

Form of Restricted Stock Unit Agreement for Independent Directors under the Amended and Restated 2014 Omnibus Long-Term Incentive Plan (previously filed as Exhibit 10.1 to Form 10-Q filed by the Company on December 7, 2016, SEC File No. 001-36501).

10.16*	The Michaels Companies, Inc. Annual Incentive Plan (previously filed as Exhibit 10.14 to Form S-1 filed by the Company on June 2, 2014, SEC File No. 333-193000).

10.17*

Employment Agreement, dated February 13, 2013, between Michaels Stores, Inc. and Carl S. Rubin (previously filed as Exhibit 10.1 to Form 10-Q filed by Michaels Stores, Inc. on May 24, 2013, SEC File No. 001-09338).

Exhibit Number	Description of Exhibit
10.18*

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

10.20*

Letter Agreement, dated September 15, 2010, between Michaels Stores, Inc. and Charles M. Sonsteby (previously filed as Exhibit 99.2 to Form 8-K filed by Michaels Stores, Inc. on September 17, 2010, SEC File No. 001-09338).

10.21*	Michaels Stores, Inc. Amended and Restated Officer Severance Pay Plan (previously filed as Exhibit 10.26 to Form S-1 filed by the Company on January 12, 2015, SEC File No. 333-201444).

10.22	Form of Director and Officer Indemnification Agreement (previously filed as Exhibit 10.29 to Form S-1 filed by the Company on June 9, 2014 SEC File No. 333-193000).

10.23

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

10.24

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

10.25

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

10.26

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

10.27

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

Exhibit Number	Description of Exhibit
10.28

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

10.30

Second Amendment to Amended and Restated Credit Agreement, dated as of September 28, 2016, among Michaels Stores, Inc., Michaels Funding, Inc., various subsidiary of Michaels Stores, Inc., Deutsche Bank AG New York Branch, as administrative agent and collateral agent, the 2016 Converting Replacement Term B-1 Loan Lenders (as defined therein), the 2016 New Replacement Term B-1 Loan Lenders (as defined therein), the 2016 Converting Replacement Term B-2 Loan Lenders (as defined therein), the 2016 New Replacement Term B-2 Loan Lenders (as defined therein),  certain lenders constituting the New Required Lenders (as defined therein) and the other agents named therein (previously filed as Exhibit 10.1 to Form 8-K filed by the Company on September 30, 2016, SEC File No. 001-36501).

10.31*	Michaels Stores, Inc. Employees 401(k) Plan, effective March 1, 2009 (previously filed as Exhibit 10.30 to Form 10-K filed by Michaels Stores, Inc., on April 2, 2009, SEC File No. 001-09338).

21.1	Subsidiaries of the Company (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certifications of Carl S. Rubin pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certifications of Denise A. Paulonis pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Management contract or compensatory plan or arrangement.