Form 10-Q
period 2017-04-29
Michaels Companies, Inc.
filed 2017-06-06
CIK 1593936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2017

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

The Michaels Companies, Inc. is not a shell company or emerging growth company (as defined in Rule 12b-2 of the Exchange Act).

As of May 25, 2017, 188,851,842 shares of The Michaels Companies, Inc.’s common stock were outstanding.

994

THE MICHAELS COMPANIES, INC.

Part I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE MICHAELS COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(Unaudited)

	13 Weeks Ended
	April 29,	April 30,
	2017	2016
Net sales	$1,158,563	$1,158,880
Cost of sales and occupancy expense	690,929	694,129
Gross profit	467,634	464,751
Selling, general and administrative	327,396	317,800
Store pre-opening costs	978	1,626
Operating income	139,260	145,325
Interest expense	30,437	32,219
Other (income) expense, net	(44)	446
Income before income taxes	108,867	112,660
Income taxes	36,659	41,895
Net income	$72,208	$70,765

Other comprehensive income, net of tax:
Foreign currency translation adjustment and other	(5,272)	14,209
Comprehensive income	$66,936	$84,974

Earnings per common share:
Basic	$0.38	$0.34
Diluted	$0.38	$0.34
Weighted-average common shares outstanding:
Basic	188,968	206,994
Diluted	190,399	208,973

See accompanying notes to consolidated financial statements.

THE MICHAELS COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	April 29,	January 28,	April 30,
ASSETS	2017	2017	2016
Current Assets:
Cash and equivalents	$197,863	$298,813	$171,870
Merchandise inventories	1,102,346	1,127,777	1,057,642
Prepaid expenses and other	84,865	87,175	84,706
Accounts receivable, net	26,381	23,215	24,890
Income taxes receivable	3,394	5,825	7,150
Total current assets	1,414,849	1,542,805	1,346,258
Property and equipment, at cost	1,497,816	1,488,136	1,712,074
Less accumulated depreciation and amortization	(1,094,767)	(1,074,972)	(1,309,312)
Property and equipment, net	403,049	413,164	402,762
Goodwill	119,074	119,074	119,074
Other intangible assets, net	23,219	23,702	24,251
Deferred income taxes	37,376	36,834	44,390
Other assets	12,214	12,061	9,958
Total assets	$2,009,781	$2,147,640	$1,946,693

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$430,261	$517,268	$373,492
Accrued liabilities and other	348,807	397,497	359,815
Current portion of long-term debt	24,900	31,125	24,900
Income taxes payable	108,345	78,334	36,402
Total current liabilities	912,313	1,024,224	794,609
Long-term debt	2,717,831	2,723,187	2,740,064
Other liabilities	101,562	98,655	95,378
Total liabilities	3,731,706	3,846,066	3,630,051

Commitments and contingencies

Stockholders’ Deficit:
Common stock, $0.06775 par value, 350,000 shares authorized; 188,849 shares issued and outstanding at April 29, 2017; 193,311 shares issued and outstanding at January 28, 2017; and 207,725 shares issued and outstanding at April 30, 2016	12,656	12,948	13,898
Additional paid-in-capital	142,986	233,129	549,124
Treasury stock	—	—	(860)
Accumulated deficit	(1,858,071)	(1,930,279)	(2,237,673)
Accumulated other comprehensive loss	(19,496)	(14,224)	(7,847)
Total stockholders’ deficit	(1,721,925)	(1,698,426)	(1,683,358)
Total liabilities and stockholders’ deficit	$2,009,781	$2,147,640	$1,946,693

See accompanying notes to consolidated financial statements.

THE MICHAELS COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	13 Weeks Ended
	April 29,	April 30,
	2017	2016
Cash flows from operating activities:
Net income	$72,208	$70,765
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	28,551	29,470
Share-based compensation	4,942	3,129
Debt issuance costs amortization	1,274	1,974
Accretion of long-term debt, net	(126)	(62)
Deferred income taxes	259	(3,991)
(Gains) losses on disposition of property and equipment	(17)	32
Excess tax benefits from share-based compensation	—	(4,599)
Changes in assets and liabilities, excluding acquired net assets:
Merchandise inventories	25,516	28,982
Prepaid expenses and other	2,311	1,467
Accounts receivable	(3,166)	6,888
Other assets	(433)	(320)
Accounts payable	(91,767)	(108,337)
Accrued interest	(4,983)	6,675
Accrued liabilities and other	(46,266)	(43,905)
Income taxes	32,442	(9,558)
Other liabilities	2,200	(2,473)
Net cash provided by (used in) operating activities	22,945	(23,863)

Cash flows from investing activities:
Additions to property and equipment	(15,690)	(14,664)
Acquisition of Lamrite West, net of cash acquired	—	(144,600)
Net cash used in investing activities	(15,690)	(159,264)

Cash flows from financing activities:
Common stock repurchased	(100,167)	(60,978)
Payments on term loan credit facility	(12,450)	(6,225)
Borrowings on asset-based revolving credit facility	12,000	—
Payments on asset-based revolving credit facility	(12,000)	—
Payment of dividends	(317)	(317)
Proceeds from stock options exercised	4,729	8,664
Excess tax benefits from share-based compensation	—	4,599
Other financing activities	—	(137)
Net cash used in financing activities	(108,205)	(54,394)

Net change in cash and equivalents	(100,950)	(237,521)
Cash and equivalents at beginning of period	298,813	409,391
Cash and equivalents at end of period	$197,863	$171,870

Supplemental cash flow information:
Cash paid for interest	$34,560	$23,638
Cash paid for taxes	$4,245	$53,997

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 filed with the Securities and Exchange Commission (“SEC”) pursuant to Section 13 or 15(d) under the Securities Exchange Act of 1934. In the opinion of management, all adjustments (consisting of normal recurring accruals and other items) considered necessary for a fair presentation have been included.

We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31. All references to fiscal year mean the year in which that fiscal year began. References to “fiscal 2017” relate to the 53 weeks ended February 3, 2018 and references to “fiscal 2016” relate to the 52 weeks ended January 28, 2017. In addition, all references to “the first quarter of fiscal 2017” relate to the 13 weeks ended April 29, 2017 and all references to “the first quarter of fiscal 2016” relate to the 13 weeks ended April 30, 2016. Because of the seasonal nature of our business, the results of operations for the 13 weeks ended April 29, 2017 are not indicative of the results to be expected for the entire year.

Certain prior year amounts have been reclassified in the accompanying consolidated financial statements to conform to our fiscal 2017 presentation.

Share Repurchase Program

In fiscal 2016, the Board of Directors authorized the Company to purchase $500.0 million of the Company’s common stock on the open market. Shares repurchased under the program are held as treasury shares until retired. During the first quarter of fiscal 2017 and 2016, we repurchased 4.8 million and 2.3 million shares for an aggregate amount of $99.3 million and $59.3 million, respectively. As of April 29, 2017, we have utilized all availability under our share repurchase program.

Accounting Pronouncements Recently Adopted

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. We adopted the new guidance on a prospective basis in the first quarter of fiscal 2017. As a result of the adoption, we recognized $0.9 million of excess tax benefits related to share-based compensation in income tax expense for the first quarter of fiscal 2017. Excess tax benefits were historically recorded in additional paid-in capital. In addition, cash flows related to excess tax benefits are now classified as an operating activity. Cash flows were historically classified as a financing activity. We have elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized each period. None of the other provisions in this amended guidance had a material impact on our consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. At adoption, this update will be applied using a modified retrospective approach. We are currently evaluating the impact that ASU 2016-02 will have on the consolidated financial statements. We believe the most significant impact relates to our accounting for real estate leases, which will be recorded as assets and liabilities on our balance sheet upon adoption.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” which provides further guidance on identifying performance obligations and improves the operability and understandability of the licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition. The guidance under these standards is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and are to be applied using a retrospective or modified retrospective approach.  While we continue to assess all potential impacts of the guidance, our focus has been on vendor arrangements in which we act as either a principal or agent and customer incentive arrangements. Based on our preliminary assessment, we do not anticipate that the adoption of ASU 2014-09 will have a material impact on our consolidated financial statements once implemented.

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

The table below provides the fair values of our senior secured term loan facility (“Amended Term Loan Credit Facility”) and our 5.875% senior subordinated notes maturing in 2020 (“2020 Senior Subordinated Notes ). The fair values of our Amended Term Loan Credit Facility and our 2020 Senior Subordinated Notes were determined based on quoted market prices which are considered Level 2 inputs within the fair value hierarchy.

	April 29, 2017	January 28, 2017	April 30, 2016
	(in thousands)
Term loan credit facility	$2,245,397	$2,266,304	$2,280,483
Senior subordinated notes	522,750	526,575	534,225

3. DEBT

Long-term debt consists of the following (in thousands):

		April 29,	January 28,	April 30,
	Interest Rate	2017	2017	2016
Term loan credit facility	Variable	$2,251,025	$2,263,475	$2,275,925
Senior subordinated notes	5.875%	510,000	510,000	510,000
Total debt		2,761,025	2,773,475	2,785,925
Less unamortized discount/premium and debt costs		(18,294)	(19,163)	(20,961)
Total debt, net		2,742,731	2,754,312	2,764,964
Less current portion		(24,900)	(31,125)	(24,900)
Long-term debt		$2,717,831	$2,723,187	$2,740,064

Revolving Credit Facility

As of April 29, 2017 and April 30, 2016, the borrowing base under our senior secured asset-based revolving credit facility was $786.9 million and $650.0 million, respectively, of which Michaels Stores, Inc. (“MSI”) had unused borrowing capacity of $727.6 million and $585.5 million, respectively. As of April 29, 2017 and April 30, 2016, outstanding standby letters of credit, which reduce our borrowing base, totaled $59.3 million and $64.5 million, respectively. There were no outstanding borrowings under our senior secured asset-based revolving credit facility as of April 29, 2017 and April 30, 2016.

Debt Issuance Costs

Accumulated amortization of debt issuance costs was $64.9 million, $63.7 million and $63.0 million as of April 29, 2017, January 28, 2017 and April 30, 2016, respectively.

4. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table includes detail regarding changes in the composition of accumulated other comprehensive loss (in thousands):

	13 Weeks Ended
	April 29,	April 30,
	2017	2016
Beginning of period	$(14,224)	$(22,056)
Foreign currency translation adjustment and other	(5,272)	14,209
End of period	$(19,496)	$(7,847)

5. INCOME TAXES

The effective tax rate was 33.7% for the first quarter of fiscal 2017 and 37.2% for the first quarter of fiscal 2016. The effective tax rate for the first quarter of fiscal 2017 is lower than the same period in the prior year due to benefits realized associated with our direct sourcing initiatives implemented in the second half of fiscal 2016 and the recognition of $0.9 million of excess tax benefits associated with the adoption of the new share-based compensation accounting standard.

6. EARNINGS PER SHARE

The Company’s unvested restricted stock awards contain non-forfeitable rights to dividends and meet the criteria of a participating security as defined by ASC 260, “Earnings Per Share”. In applying the two-class method, net income is allocated to both common and participating securities based on their respective weighted-average shares outstanding for the period. Basic earnings per share is computed by dividing net income allocated to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average common shares outstanding plus the potential dilutive impact from the exercise of stock options and restricted stock units. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. There were 4.9 million and 1.9 million anti-dilutive shares during the first quarters of fiscal 2017 and fiscal 2016, respectively.

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	13 Weeks Ended
	April 29,	April 30,
	2017	2016
Basic earnings per common share:
Net income	$72,208	$70,765
Less income related to unvested restricted shares	(337)	(476)
Income available to common shareholders - Basic	$71,871	$70,289

Weighted-average common shares outstanding - Basic	188,968	206,994

Basic earnings per common share	$0.38	$0.34

Diluted earnings per common share:
Net income	$72,208	$70,765
Less income related to unvested restricted shares	(334)	(471)
Income available to common shareholders - Diluted	$71,874	$70,294

Weighted-average common shares outstanding - Basic	188,968	206,994
Effect of dilutive stock options and restricted stock units	1,431	1,979
Weighted-average common shares outstanding - Diluted	190,399	208,973

Diluted earnings per common share	$0.38	$0.34

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

Our net sales by country are as follows (in thousands):

	13 Weeks Ended
	April 29,	April 30,
	2017	2016
United States	$1,056,643	$1,063,837
Canada	101,920	95,043
Total	$1,158,563	$1,158,880

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

	13 Weeks Ended
	April 29,	April 30,
	2017	2016
Net income	$72,208	$70,765
Interest expense	30,437	32,219
Income taxes	36,659	41,895
Depreciation and amortization	28,551	29,470
Interest income	(144)	(280)
EBITDA	$167,711	$174,069

8. CONTINGENCIES

Rea Claim

On September 15, 2011, MSI was served with a lawsuit filed in the California Superior Court in and for the County of Orange (“Superior Court”) by four former store managers as a class action proceeding on behalf of themselves and certain former and current store managers employed by MSI in California. The lawsuit alleged that MSI improperly classified its store managers as exempt employees and as such failed to pay all wages, overtime and waiting time penalties and failed to provide accurate wage statements. The lawsuit also alleged that the foregoing conduct was in breach of various laws, including California’s unfair competition law. On December 3, 2013, the Superior Court entered an order certifying a class of approximately 200 members. MSI successfully removed the case to the U.S. District Court for the Central District of California and on May 8, 2014, the class was decertified. Three of the four named plaintiffs’ claims were resolved in September 2014 and the remaining one is set for trial on September 12, 2017. The individual claims of 26 former class members remain pending in the Central District of California. In addition, a separate representative action brought on behalf of store managers throughout the state is pending in the California Superior Court, County of San Diego. We believe we have meritorious defenses and intend to defend the lawsuits vigorously. We do not believe the resolution of the lawsuits will have a material effect on our consolidated financial statements.

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

Following the filing of the Graham case in New Jersey, five additional purported class action lawsuits with six plaintiffs were filed, Michele Castro and Janice Bercut v. Michaels Stores, Inc., in the U.S. District Court for the Northern District of Texas, Michelle Bercut v. Michaels Stores, Inc. in the Superior Court of California for Sonoma County, Raini Burnside v. Michaels Stores, Inc., in the U.S. District Court for the Western District of Missouri, Sue Gettings v. Michaels Stores, Inc., in the U.S. District Court for the Southern District of New York, and Barbara Horton v. Michaels Stores, Inc., in the U.S. District Court for the Central District of California. All of the plaintiffs alleged violations of the FCRA. In addition, the Castro, Horton and Janice Bercut lawsuits also alleged violations of California’s unfair competition law. The Burnside, Horton and Gettings lawsuits, as well as the claims by Michele Castro, have been dismissed. The Graham, Janice Bercut and Michelle Bercut lawsuits were transferred for centralized pretrial proceedings to the District of New Jersey. On January 24, 2017, the Company’s motion to dismiss for lack of standing was granted, and the court declined to rule on the merits of plaintiffs’ claims. The dismissal order was stayed for 30 days to allow the plaintiffs to amend their complaints. Because there were no amendments filed, two of the three centralized cases were dismissed and subsequently appealed to the U.S. Court of Appeals for the Third Circuit, and the remaining case (Michelle Bercut) was remanded to California Superior Court.  The Company intends to defend the remaining lawsuits vigorously. We cannot reasonably estimate the potential loss, or range of loss, related to the lawsuits, if any.

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

On December 2, 2014, Whalen filed a new lawsuit against MSI related to the data breach in the U.S. District Court for the Eastern District of New York, Mary Jane Whalen v. Michaels Stores, Inc., seeking damages including declaratory relief, monetary damages, statutory damages, punitive damages, attorneys’ fees and costs, injunctive relief, pre and post judgment interest, and other relief as available. The Company filed a motion to dismiss which was granted on December 28, 2015, and judgment was entered in favor of the Company on January 8, 2016. Plaintiff appealed the judgment to the U.S. Court of Appeals for the Second Circuit and on May 2, 2017, the Second Circuit affirmed the dismissal. The Company intends to defend any further appeals of this case vigorously. We cannot reasonably estimate the potential loss, or range of loss, related to the lawsuit, if any.

Consumer Product Safety Commission Claim

On April 21, 2015, the U.S. Department of Justice, on behalf of the Consumer Product Safety Commission (the “CPSC”), filed a complaint against MSI and Michaels Stores Procurement Company, Inc. (“MSPC”) in the U.S. District Court for the Northern District of Texas. The complaint seeks civil penalties for an alleged failure to timely report a potential product safety hazard to the CPSC related to the breakage of certain glass vases. The complaint also alleges the report contained a material misrepresentation and seeks injunctive relief requiring MSI and MSPC to, among other things, establish internal recordkeeping and compliance monitoring systems. On April 4, 2017, the CPSC filed an amended complaint eliminating their misrepresentation claim. We believe we have meritorious defenses and intend to defend the lawsuit vigorously. We do not believe the resolution of the lawsuit will have a material effect on our consolidated financial statements.

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

For some of the matters disclosed above, as well as other lawsuits involving the Company, we are able to estimate a range of losses in excess of the amounts recorded, if any, in the accompanying consolidated financial statements. As of April 29, 2017, the aggregate estimated loss was approximately $11 million, which includes amounts recorded by the Company.

9. RELATED PARTY TRANSACTIONS

Affiliates of, or funds advised by, Bain Capital Partners, LLC (“Bain Capital”) and The Blackstone Group L.P. (“The Blackstone Group”, together with Bain Capital and their applicable affiliates, the “Sponsors”) owned approximately 39% of our outstanding common stock as of April 29, 2017.

The Blackstone Group owns a majority equity position in RGIS, a vendor we utilize to count our store inventory. Payments associated with this vendor during the first quarters of fiscal 2017 and fiscal 2016 were $2.0 million. These expenses are included in selling, general and administrative (“SG&A”) in the consolidated statements of comprehensive income.

The Blackstone Group owns an equity position in Vistar, a vendor we utilize for all of the candy-type items in our stores. Payments associated with this vendor during the first quarters of fiscal 2017 and fiscal 2016 were $6.6 million and $6.3 million, respectively. These expenses are recognized in cost of sales and occupancy expense in the consolidated statements of comprehensive income as the sales are incurred.

The Blackstone Group owns a majority equity position in Excel Trust, Inc., Blackstone Real Estate DDR Retail Holdings III, LLC and Blackstone Real Estate RC Retail Holdings, LLC, vendors we utilize to lease certain properties. Payments associated with these vendors during the first quarters of fiscal 2017 and fiscal 2016 were $1.7 million and $0.8 million, respectively. These expenses are included in cost of sales and occupancy expense in the consolidated statements of comprehensive income.

Certain affiliates of The Blackstone Group have significant influence over US Xpress Enterprises, Inc., a vendor we utilize for transportation services. Payments associated with this vendor during the first quarters of fiscal 2017 and fiscal 2016 were $0.2 million and $0.3 million, respectively. These expenses are recognized in cost of sales and occupancy expense in the consolidated statements of comprehensive income as the sales are incurred.

Four of our current directors, Joshua Bekenstein, Nadim El Gabbani, Lewis S. Klessel and Peter F. Wallace, are affiliates of Bain Capital or The Blackstone Group. As such, some or all of such directors may have an indirect material interest in payments with respect to debt securities of the Company that have been purchased by affiliates of Bain Capital and The Blackstone Group. As of April 29, 2017, affiliates of The Blackstone Group held $51.9 million of our Amended Term Loan Credit Facility.

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

Michaels Stores, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	April 29,	January 28,	April 30,
ASSETS	2017	2017	2016
Current assets:
Cash and equivalents	$197,100	$294,054	$167,126
Merchandise inventories	1,102,346	1,127,777	1,057,642
Prepaid expenses and other current assets	114,536	116,072	116,641
Total current assets	1,413,982	1,537,903	1,341,409
Property and equipment, net	403,049	413,164	402,762
Goodwill	119,074	119,074	119,074
Other assets	73,414	73,201	77,292
Total assets	$2,009,519	$2,143,342	$1,940,537

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$430,261	$517,268	$373,492
Accrued liabilities and other	347,987	395,745	358,193
Current portion of long-term debt	24,900	31,125	24,900
Other current liabilities	153,243	123,258	81,956
Total current liabilities	956,391	1,067,396	838,541
Long-term debt	2,717,831	2,723,187	2,740,064
Other liabilities	109,975	103,972	93,198
Total stockholders’ deficit	(1,774,678)	(1,751,213)	(1,731,266)
Total liabilities and stockholders’ deficit	$2,009,519	$2,143,342	$1,940,537

Michaels Stores, Inc.

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	13 Weeks Ended
	April 29,	April 30,
	2017	2016
Net sales	$1,158,563	$1,158,880
Cost of sales and occupancy expense	690,929	694,129
Gross profit	467,634	464,751
Selling, general and administrative	327,465	317,265
Other operating expense	978	1,626
Operating income	139,191	145,860
Interest and other expense	30,396	32,670
Income before income taxes	108,795	113,190
Income taxes	36,634	42,092
Net income	$72,161	$71,098

Other comprehensive income, net of tax:
Foreign currency translation adjustment and other	(5,272)	14,209
Comprehensive income	$66,889	$85,307

Michaels Stores, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	13 Weeks Ended
	April 29,	April 30,
	2017	2016
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$26,543	$(17,149)

Cash flows from investing activities:
Additions to property and equipment	(15,690)	(14,664)
Acquisition of Lamrite West, net of cash acquired	—	(144,600)
Net cash used in investing activities	(15,690)	(159,264)

Cash flows from financing activities:
Net repayments of debt	(24,450)	(6,225)
Net borrowings of debt	12,000	—
Payment of dividend to Michaels Funding, Inc.	(95,357)	(59,348)
Other financing activities	—	4,462
Net cash used in financing activities	(107,807)	(61,111)

Net change in cash and equivalents	(96,954)	(237,524)
Cash and equivalents at beginning of period	294,054	404,650
Cash and equivalents at end of period	$197,100	$167,126

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements of the Company (and the related notes thereto included elsewhere in this quarterly report), and the audited consolidated financial statements of the Company (and the related notes thereto) and the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2017 (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) pursuant to Section 13 or 15(d) under the Securities Act of 1934 on March 7, 2017.

All of the “Company”, “us”, “we”, “our”, and similar expressions are references to The Michaels Companies, Inc. (“Michaels”) and our consolidated wholly-owned subsidiaries, unless otherwise expressly stated or the context otherwise requires.

We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31. All references to fiscal year mean the year in which that fiscal year began. References to “fiscal 2017” relate to the 53 weeks ended February 3, 2018 and references to “fiscal 2016” relate to the 52 weeks ended January 28, 2017. In addition, all references to “the first quarter of fiscal 2017” relate to the 13 weeks ended April 29, 2017 and all references to “the first quarter of fiscal 2016” relate to the 13 weeks ended April 30, 2016. Because of the seasonal nature of our business, the results of operations for the 13 weeks ended April 29, 2017 are not indicative of the results to be expected for the entire year.

Overview

We are the largest arts and crafts specialty retailer in North America (based on store count) providing materials, project ideas and education for creative activities under the retail brands of Michaels, Aaron Brothers and Pat Catan’s. We also operate an international wholesale business under the Darice brand name and a market-leading vertically-integrated custom framing business under the Artistree brand name. As of April 29, 2017, we operated 1,225 Michaels stores, 104 Aaron Brothers stores and 35 Pat Catan’s stores.

Net sales for the first quarter of fiscal 2017 were flat compared to the same period in the prior year. Comparable store sales decreased $13.5 million, or 1.2%, due to a decrease in our average ticket.  The decrease was partially offset by a $13.2 million increase in net sales related to the opening of 12 additional stores (net of closures) since April 30, 2016. Gross profit as a percent of net sales increased 30 basis points to 40.4% during the first quarter of fiscal 2017 due to sourcing efficiencies, an increase in retail prices and $3.6 million of non-recurring purchase accounting adjustments related to inventory recorded in the prior year. Operating income as a percent of net sales decreased 0.5% to 12.0% for the first quarter of fiscal 2017 as compared to 12.5% in the same period in the prior year. The decrease as a percentage of net sales is due primarily to a decline in comparable store sales and $7.7 million of Lamrite integration costs and non-recurring purchase accounting adjustments recorded in the prior year.

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

Operating Information

The following table sets forth certain operating data:

	13 Weeks Ended
	April 29,	April 30,
	2017	2016
Michaels stores:
Open at beginning of period	1,223	1,196
New stores	3	11
Relocated stores opened	7	6
Closed stores	(1)	(3)
Relocated stores closed	(7)	(6)
Open at end of period	1,225	1,204

Aaron Brothers stores:
Open at beginning of period	109	117
Closed stores	(5)	(2)
Open at end of period	104	115

Pat Catan's stores:
Open at beginning of period	35	—
Acquired stores	—	32
New stores	—	1
Open at end of period	35	33
Total store count at end of period	1,364	1,352

Other Operating Data:
Average inventory per Michaels store (in thousands) (1)	$803	$787
Comparable store sales	(1.2)%	0.9%
Comparable store sales, at constant currency	(1.2)%	1.4%

(1)	The calculation of average inventory per Michaels store excludes our Aaron Brothers and Pat Catan’s stores.

Results of Operations

The following table sets forth the percentage relationship to net sales of line items of our consolidated statements of comprehensive income. This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes.

	13 Weeks Ended
	April 29,	April 30,
	2017	2016
Net sales	100.0%	100.0%
Cost of sales and occupancy expense	59.6	59.9
Gross profit	40.4	40.1
Selling, general and administrative	28.3	27.4
Store pre-opening costs	0.1	0.1
Operating income	12.0	12.5
Interest expense	2.6	2.8
Other (income) expense, net	—	—
Income before income taxes	9.4	9.7
Income taxes	3.2	3.6
Net income	6.2%	6.1%

13 Weeks Ended April 29, 2017 Compared to the 13 Weeks Ended April 30, 2016

Net Sales. Net sales in the first quarter of fiscal 2017 were flat compared to the first quarter of fiscal 2016. Comparable store sales decreased $13.5 million, or 1.2%, due to a decrease in our average ticket.  The decrease was partially offset by a $13.2 million increase related to 12 additional stores opened (net of closures) since April 30, 2016.

Gross Profit. Gross profit was 40.4% of net sales in the first quarter of fiscal 2017 compared to 40.1% in the first quarter of fiscal 2016. The 30 basis point increase was primarily due to sourcing efficiencies, an increase in retail prices and $3.6 million of non-recurring purchase accounting adjustments related to inventory recorded in the prior year. The increase was partially offset by higher promotional activity, an increase in inventory shrink and occupancy costs deleverage as a result of the decline in comparable store sales.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) was 28.3% of net sales for the first quarter of fiscal 2017 compared to 27.4% for the first quarter of fiscal 2016. SG&A increased $9.6 million to $327.4 million for the first quarter of fiscal 2017. The increase was primarily due to $5.8 million of expenses associated with operating 12 additional stores (net of closures), a $3.4 million increase in marketing expenses and higher healthcare costs. The increase was partially offset by $4.1 million of Lamrite integration costs recorded in the prior year.

Interest Expense. Interest expense decreased $1.8 million to $30.4 million in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. The decrease was primarily attributable to $1.1 million of interest savings due to the refinancing of our amended and restated term loan credit facility (“Amended Term Loan Credit Facility”) in the third quarter of fiscal 2016 and $0.4 million of interest savings from the refinancing of our senior secured asset-based revolving credit facility (“Amended Revolving Credit Facility”) in the second quarter of fiscal 2016.

Income Taxes. The effective tax rate was 33.7% for the first quarter of fiscal 2017 compared to 37.2% for the first quarter of fiscal 2016. The effective income tax rate for the first quarter of fiscal 2017 was lower than the same period in the prior year due to benefits realized associated with our direct sourcing initiatives implemented in the second half of fiscal 2016 and the recognition of $0.9 million of excess tax benefits associated with the adoption of the new share-based compensation accounting standard.

Liquidity and Capital Resources

We require cash principally for day-to-day operations, to finance capital investments, purchase inventory, service our outstanding debt and for seasonal working capital needs. We expect that our available cash, cash flow generated from operating activities and funds available under our Amended Revolving Credit Facility will be sufficient to fund planned capital expenditures, working capital requirements, debt repayments, debt service requirements and anticipated growth for the foreseeable future. Our ability to satisfy our liquidity needs and continue to refinance or reduce debt could be adversely affected by the occurrence of any of the events described under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 or our failure to meet our debt covenants. Our Amended Revolving Credit Facility provides senior secured financing of up to $850.0 million, subject to a borrowing base. As of April 29, 2017, the borrowing base was $786.9 million, of which we had $59.3 million of outstanding standby letters of credit and $727.6 million of unused borrowing capacity. Our cash and cash equivalents totaled $197.9 million at April 29, 2017, of which $74.6 million was held by our foreign subsidiaries. If it were necessary to repatriate these funds for use in the U.S., we would be required to pay U.S. taxes on the amount of undistributed earnings in our foreign subsidiaries. However, it is our intent to indefinitely reinvest these funds outside the U.S.

In fiscal 2016, the Board of Directors authorized the Company to purchase $500.0 million of the Company’s common stock on the open market. Shares repurchased under the program are held as treasury shares until retired. During the first quarter of fiscal 2017 and 2016, we repurchased 4.8 million and 2.3 million shares for an aggregate amount of $99.3 million and $59.3 million, respectively.  As of April 29, 2017, we have utilized all availability under our share repurchase program.

We had total outstanding debt of $2,761.0 million at April 29, 2017, of which $2,251.0 million was subject to variable interest rates and $510.0 million was subject to fixed interest rates.

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

Cash Flow from Operating Activities

Cash flows provided by operating activities were $22.9 million in the first quarter of fiscal 2017 compared to cash flows used in operating activities of $23.9 million in the first quarter of fiscal 2016. The improvement was primarily due to a change in tax regulations that allowed certain estimated tax payments to be moved from the first quarter to the second quarter.

Inventory at the end of the first quarter of fiscal 2017 increased $44.7 million, or 4.2%, to $1,102.3 million, compared to $1,057.6 million at the end of the first quarter of fiscal 2016. The increase in inventory was primarily due to the additional 12 stores opened (net of closures) since April 30, 2016. Average inventory per Michaels store (inclusive of distribution centers, in-transit and inventory for the Company’s e-commerce site) increased 2.0% to $803,000 at April 29, 2017, from $787,000 at April 30, 2016.

Cash Flow from Investing Activities

The following table includes capital expenditures paid during the periods presented (in thousands):

	13 Weeks Ended
	April 29,	April 30,
	2017	2016
New and relocated stores and stores not yet opened (1)	$2,638	$3,228
Existing stores	6,392	4,088
Information systems	3,081	4,129
Corporate and other	3,579	3,219
	$15,690	$14,664

(1)

In the first quarter of fiscal 2017, we incurred capital expenditures related to the opening of 10 Michaels stores, including the relocation of seven stores. In the first quarter of fiscal 2016, we incurred capital expenditures related to the opening of 17 Michaels stores, including the relocation of six stores, and one Pat Catan’s store.

Non-GAAP Measures

The following table sets forth certain non-GAAP measures the Company uses to manage our performance and measure compliance with certain debt covenants. The Company defines “EBITDA” as net income before interest, income taxes, depreciation and amortization. The Company defines “Adjusted EBITDA” as EBITDA adjusted for certain defined amounts in accordance with the Company’s Amended Term Loan Credit Facility and Amended Revolving Credit Facility (collectively, the “Adjustments”).

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

The following table shows a reconciliation of EBITDA and Adjusted EBITDA to net income and net cash provided by (used in) operating activities (in thousands):

	13 Weeks Ended
	April 29,	April 30,
	2017	2016
Net cash provided by (used in) operating activities	$22,945	$(23,863)
Depreciation and amortization	(28,551)	(29,470)
Share-based compensation	(4,942)	(3,129)
Debt issuance costs amortization	(1,274)	(1,974)
Accretion of long-term debt, net	126	62
Deferred income taxes	(259)	3,991
Gains (losses) on disposition of property and equipment	17	(32)
Excess tax benefits from share-based compensation	—	4,599
Changes in assets and liabilities	84,146	120,581
Net income	72,208	70,765
Interest expense	30,437	32,219
Income taxes	36,659	41,895
Depreciation and amortization	28,551	29,470
Interest income	(144)	(280)
EBITDA	167,711	174,069
Adjustments:
Share-based compensation	4,942	3,129
Severance costs	334	746
Store pre-opening costs	1,007	1,629
Store remodel costs	122	(81)
Foreign currency transaction losses	61	936
Store closing costs	1,729	1,098
Lamrite integration costs	—	4,145
Other (1)	836	778
Adjusted EBITDA	$176,742	$186,449

(1)	Other adjustments primarily relate to items such as moving and relocation expenses, franchise taxes, sign on bonuses and certain legal expenses.

Disclosure Regarding Forward-Looking Information

The above discussion, as well as other portions of this Quarterly Report on Form 10-Q, contains forward-looking statements that reflect our plans, estimates and beliefs. Any statements contained herein (including, but not limited to, statements to the effect that Michaels or its management “anticipates”, “plans”, “estimates”, “expects”, “believes”, “intends” and other similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our Annual Report. Such forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance or achievements to be materially different from anticipated results, prospects, performance or achievements expressed or implied by such forward-looking statements. Most of these factors are outside of our control and are difficult to predict. Such risks and uncertainties include, but are not limited to the following:

•	risks related to the effect of economic uncertainty;

•	risks related to our substantial indebtedness;

•	our debt agreements contain restrictions that limit our flexibility in operating our business;

•	changes in customer demand could materially adversely affect our sales, results of operations and cash flow;

•

our failure to adequately maintain security and prevent unauthorized access to electronic and other confidential information, which could result in an additional data breach, could materially adversely affect our financial condition and operating results;

•	competition, including internet-based competition, could negatively impact our business;

•	our reliance on foreign suppliers increases our risk of obtaining adequate, timely and cost-effective product supplies;

•

our ability to open new stores and increase comparable store sales, as our growth depends on our strategy of expanding our base of retail stores; and, if we are unable to continue this strategy, our ability to increase our sales, profitability and cash flow could be impaired;

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

•

changes in estimates or projections used to assess fair value of intangible assets, goodwill and property and equipment may cause us to incur impairment charges that could adversely affect our results of operations;

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

•	our results may be adversely affected by serious disruptions or catastrophic events, including geo-political events and weather;

•	any difficulty executing or integrating an acquisition, a business combination or a major business initiative could adversely affect our business or results of operations;

•	substantial changes to fiscal and tax policies may adversely affect our business;

•	our holding company structure makes us, and certain of our direct and indirect subsidiaries, dependent on the operations of our, and their, subsidiaries to meet our financial obligations; and

•

affiliates of or funds advised by the Sponsors own approximately 39% of the outstanding shares of our common stock and as a result will have the ability to strongly influence or effectively control our decisions, and they may have interests that differ from those of other stockholders.

For more details on factors that may cause actual results to differ materially from such forward-looking statements, please see the Risk Factors section of our Annual Report. Except as required by applicable law, we disclaim any intention to, and undertake no obligation to, update or revise any forward-looking statement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We are exposed to fluctuations in exchange rates between the U.S. and Canadian dollar, which is the functional currency of our Canadian subsidiaries. Our sales, costs and expenses of our Canadian subsidiaries, when translated into U.S. dollars, can fluctuate due to exchange rate movement. A 10% increase or decrease in the exchange rate of the Canadian dollar would have increased or decreased net income by approximately $3 million for the 13 weeks ended April 29, 2017.

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our Amended Term Loan Credit Facility and our Amended Revolving Credit Facility. The interest rates on our Amended Term Loan Credit Facility and our Amended Revolving Credit Facility will reprice periodically, which will impact our earnings and cash flow. The interest rate on our 2020 Senior Subordinated Notes is fixed. Based on our overall interest rate exposure to variable rate debt outstanding as of April 29, 2017, a 1% change in interest rates would impact income before income taxes by approximately $23 million for fiscal 2017. A 1% change in interest rates would impact the fair value of our long-term fixed rate debt by approximately $14 million. A change in interest rates would not materially affect the fair value of our variable rate debt as the debt reprices periodically.

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

Change in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended April 29, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated by reference from Note 8 to the consolidated financial statements in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors described in the Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides certain information with respect to our purchases of shares of the Company’s common stock during the first quarter of fiscal 2017:

				Approximate Dollar Value
			Total Number of	of Shares That May
			Shares Purchased	Yet Be Purchased
	Total Number of	Average Price	as Part of Publicly	Under the Plan (b)
Period	Shares Purchased (a)	Paid per Share	Announced Plan (b)	(in thousands)
January 29, 2017 - February 25, 2017	3,623,620	$20.71	3,622,000	$24,325
February 26, 2017- April 1, 2017	1,229,696	20.42	1,194,700	—
April 2, 2017 - April 29, 2017	—	—	—	—
Total	4,853,316	$20.64	4,816,700	$

(a)

These amounts reflect the following transactions during the first quarter of fiscal 2017: (i) the repurchase of 4,816,700 shares as part of our publicly announced share repurchase program and (ii) the surrender of shares of common stock to the Company to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards.

(b)

In fiscal 2016, the Board of Directors authorized the Company to purchase up to $500.0 million of the Company’s common stock on the open market. The Company retired shares repurchased under the program. As of April 29, 2017, all availability under the share repurchase program has been fully utilized.

ITEM 6.  EXHIBITS

(a)	Exhibits:

Exhibit Number	Description of Exhibit

10.1*	Michaels Stores, Inc. Amended and Restated Officer Severance Pay Plan (filed herewith).

10.2*	Form of Stock Option Agreement under the Amended and Restated 2014 Omnibus Long-Term Incentive Plan (filed herewith).

10.3*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2014 Omnibus Long-Term Incentive Plan (filed herewith).

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

*Management contract or compensatory plan or agreement.

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

Date: June 6, 2017