Form 10-Q
period 2017-07-29
Michaels Companies, Inc.
filed 2017-08-25
CIK 1593936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2017

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

As of August 17, 2017, 180,986,344 shares of The Michaels Companies, Inc.’s common stock were outstanding.

994

THE MICHAELS COMPANIES, INC.

Part I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE MICHAELS COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2017	2016	2017	2016
Net sales	$1,072,593	$1,060,353	$2,231,156	$2,219,233
Cost of sales and occupancy expense	670,082	669,656	1,361,012	1,363,785
Gross profit	402,511	390,697	870,144	855,448
Selling, general and administrative	313,867	302,712	641,263	620,512
Store pre-opening costs	662	908	1,640	2,534
Operating income	87,982	87,077	227,241	232,402
Interest expense	31,051	31,954	61,488	64,173
Losses on early extinguishments of debt and refinancing costs	—	405	—	405
Other expense (income), net	1,353	(515)	1,309	(69)
Income before income taxes	55,578	55,233	164,444	167,893
Income taxes	20,016	19,616	56,674	61,511
Net income	$35,562	$35,617	$107,770	$106,382

Other comprehensive income, net of tax:
Foreign currency translation adjustment and other	13,944	(4,759)	8,672	9,450
Comprehensive income	$49,506	$30,858	$116,442	$115,832

Earnings per common share:
Basic	$0.19	$0.17	$0.57	$0.51
Diluted	$0.19	$0.17	$0.57	$0.51
Weighted-average common shares outstanding:
Basic	186,886	205,881	187,927	206,437
Diluted	187,931	207,547	189,171	208,269

See accompanying notes to consolidated financial statements.

THE MICHAELS COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	July 29,	January 28,	July 30,
ASSETS	2017	2017	2016
Current Assets:
Cash and equivalents	$134,119	$298,813	$114,849
Merchandise inventories	1,195,495	1,127,777	1,145,422
Prepaid expenses and other	87,176	87,175	85,482
Accounts receivable, net	24,311	23,215	26,920
Income taxes receivable	20,085	5,825	42,676
Total current assets	1,461,186	1,542,805	1,415,349
Property and equipment, at cost	1,530,622	1,488,136	1,724,291
Less accumulated depreciation and amortization	(1,122,928)	(1,074,972)	(1,325,603)
Property and equipment, net	407,694	413,164	398,688
Goodwill	119,074	119,074	119,074
Other intangible assets, net	22,736	23,702	23,703
Deferred income taxes	37,137	36,834	39,780
Other assets	12,202	12,061	12,387
Total assets	$2,060,029	$2,147,640	$2,008,981

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$510,818	$517,268	$462,099
Accrued liabilities and other	391,784	397,497	355,359
Current portion of long-term debt	112,125	31,125	66,900
Income taxes payable	823	78,334	—
Total current liabilities	1,015,550	1,024,224	884,358
Long-term debt	2,712,475	2,723,187	2,735,187
Other liabilities	99,997	98,655	97,232
Total liabilities	3,828,022	3,846,066	3,716,777

Commitments and contingencies

Stockholders’ Deficit:
Common stock, $0.06775 par value, 350,000 shares authorized; 183,414 shares issued and outstanding at July 29, 2017; 193,311 shares issued and outstanding at January 28, 2017; and 205,824 shares issued and outstanding at July 30, 2016	12,330	12,948	13,770
Additional paid-in-capital	59,099	233,129	493,096
Treasury stock	(11,361)	—	—
Accumulated deficit	(1,822,509)	(1,930,279)	(2,202,056)
Accumulated other comprehensive loss	(5,552)	(14,224)	(12,606)
Total stockholders’ deficit	(1,767,993)	(1,698,426)	(1,707,796)
Total liabilities and stockholders’ deficit	$2,060,029	$2,147,640	$2,008,981

See accompanying notes to consolidated financial statements.

THE MICHAELS COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	26 Weeks Ended
	July 29,	July 30,
	2017	2016
Cash flows from operating activities:
Net income	$107,770	$106,382
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	57,423	58,468
Share-based compensation	10,557	6,590
Debt issuance costs amortization	2,549	3,760
Accretion of long-term debt, net	(252)	(124)
Deferred income taxes	(225)	619
Losses on early extinguishments of debt and refinancing costs	—	405
Losses on disposition of property and equipment	—	35
Excess tax benefits from share-based compensation	—	(7,271)
Changes in assets and liabilities, excluding acquired net assets:
Merchandise inventories	(67,218)	(58,612)
Prepaid expenses and other	(1)	639
Accounts receivable	(1,096)	4,858
Other assets	(700)	(445)
Accounts payable	(11,841)	(20,171)
Accrued interest	(7,691)	(5,045)
Accrued liabilities and other	(2,811)	(35,091)
Income taxes	(91,771)	(78,816)
Other liabilities	1,272	(605)
Net cash used in operating activities	(4,035)	(24,424)

Cash flows from investing activities:
Additions to property and equipment	(43,120)	(38,395)
Acquisition of Lamrite West, net of cash acquired	—	(151,100)
Net cash used in investing activities	(43,120)	(189,495)

Cash flows from financing activities:
Common stock repurchased	(191,164)	(129,039)
Payments on term loan credit facility	(12,450)	(12,450)
Borrowings on asset-based revolving credit facility	139,100	42,000
Payments on asset-based revolving credit facility	(58,100)	—
Payment of debt issuance costs	—	(3,048)
Payment of dividends	(408)	(415)
Proceeds from stock options exercised	5,483	15,058
Excess tax benefits from share-based compensation	—	7,271
Net cash used in financing activities	(117,539)	(80,623)

Net change in cash and equivalents	(164,694)	(294,542)
Cash and equivalents at beginning of period	298,813	409,391
Cash and equivalents at end of period	$134,119	$114,849

Supplemental cash flow information:
Cash paid for interest	$67,453	$65,634
Cash paid for taxes	$148,187	$138,394

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 filed with the Securities and Exchange Commission (“SEC”) pursuant to Section 13 or 15(d) under the Securities Exchange Act of 1934. In the opinion of management, all adjustments (consisting of normal recurring accruals and other items) considered necessary for a fair presentation have been included.

We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31. All references to fiscal year mean the year in which that fiscal year began. References to “fiscal 2017” relate to the 53 weeks ending February 3, 2018 and references to “fiscal 2016” relate to the 52 weeks ended January 28, 2017. In addition, all references to “the second quarter of fiscal 2017” relate to the 13 weeks ended July 29, 2017 and all references to “the second quarter of fiscal 2016” relate to the 13 weeks ended July 30, 2016. Finally, all references to “the six months ended July 29, 2017” relate to the 26 weeks ended July 29, 2017 and all references to “the six months ended July 30, 2016” relate to the 26 weeks ended July 30, 2016. Because of the seasonal nature of our business, the results of operations for the 13 and 26 weeks ended July 29, 2017 are not indicative of the results to be expected for the entire year.

Certain prior year amounts have been reclassified in the accompanying consolidated financial statements to conform to our fiscal 2017 presentation.

Share Repurchase Program

In June 2017, the Board of Directors authorized a new share repurchase program for the Company to purchase $500.0 million of the Company’s common stock on the open market. The share repurchase program does not have an expiration date, and the timing and number of repurchase transactions under the program will depend on market conditions, corporate considerations, debt agreements and regulatory requirements. Shares repurchased under the program are held as treasury shares until retired. During the six months ended July 29, 2017, we repurchased 10.3 million shares under our share repurchase programs for an aggregate amount of $200.8 million, including $99.4 million repurchased under our previous authorization. As of July 29, 2017, we had $398.6 million of availability remaining under our current program.

Accounting Pronouncements Recently Adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. We adopted the new guidance on a prospective basis in the first quarter of fiscal 2017. As a result of the adoption, we recognized $0.1 million of excess tax benefits related to share-based compensation in income tax expense for the second quarter of fiscal 2017 and $1.0 million for the six months ended July 29, 2017. Excess tax benefits were historically recorded in additional paid-in capital. In addition, cash flows related to excess tax benefits are now classified as an operating activity. Cash flows were historically classified as a financing activity. We have elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized each period. None of the other provisions in this amended guidance had a material impact on our consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2107-09”).  ASU 2017-09 provides clarity on when a change to the terms or conditions of a share-based payment award would require an entity to apply modification accounting. ASU 2017-09 is effective on a prospective basis for reporting periods beginning after December 15, 2017, with early adoption permitted.  We do not anticipate a material impact to the consolidated financial statements once implemented.

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

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). Under ASU 2016‑02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. At adoption, this update will be applied using a modified retrospective approach. We are currently evaluating the impact that ASU 2016-02 will have on the consolidated financial statements and related disclosures. We believe the most significant impact relates to our accounting for real estate leases, which will be recorded as right-of-use assets and lease liabilities on our balance sheet upon adoption.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014‑09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” which provides further guidance on identifying performance obligations and improves the operability and understandability of the licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition. The guidance under each of these standards is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  We plan to adopt the standard using the modified retrospective approach. While we continue to assess all potential impacts of the guidance, our focus has been on vendor arrangements in which we act as either a principal or agent and customer incentive arrangements. Based on our preliminary assessment, we do not anticipate that the adoption of ASU 2014-09 will result in a material adjustment on the date of implementation nor will it have an ongoing material impact on our consolidated financial statements once implemented.

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

Impairment losses related to store-level property and equipment are calculated using significant unobservable inputs including the present value of future cash flows expected to be generated using a risk-adjusted weighted-average cost of capital and comparable store sales growth assumptions, and therefore, are classified as a Level 3 measurement in the fair value hierarchy.

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

	July 29, 2017	January 28, 2017	July 30, 2016
	(in thousands)
Term loan credit facility	$2,251,025	$2,266,304	$2,277,082
Senior subordinated notes	522,750	526,575	530,400

3. DEBT

Long-term debt consists of the following (in thousands):

		July 29,	January 28,	July 30,
	Interest Rate	2017	2017	2016
Term loan credit facility	Variable	$2,251,025	$2,263,475	$2,269,700
Asset-based revolving credit facility	Variable	81,000	—	42,000
Senior subordinated notes	5.875%	510,000	510,000	510,000
Total debt		2,842,025	2,773,475	2,821,700
Less unamortized discount/premium and debt costs		(17,425)	(19,163)	(19,613)
Total debt, net		2,824,600	2,754,312	2,802,087
Less current portion		(112,125)	(31,125)	(66,900)
Long-term debt		$2,712,475	$2,723,187	$2,735,187

Revolving Credit Facility

As of July 29, 2017 and July 30, 2016, the borrowing base under our senior secured asset-based revolving credit facility was $827.7 million and $696.4 million, respectively, of which Michaels Stores, Inc. (“MSI”) had unused borrowing capacity of $681.4 million and $597.1 million, respectively. As of July 29, 2017 and July 30, 2016, outstanding standby letters of credit, which reduce our borrowing base, totaled $65.3 million and $57.3 million, respectively.

Debt Issuance Costs

Accumulated amortization of debt issuance costs was $66.2 million,  $63.7 million and $61.0 million as of July 29, 2017, January 28, 2017 and July 30, 2016, respectively.

4. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table includes detail regarding changes in the composition of accumulated other comprehensive loss (in thousands):

	13 Weeks Ended		26 Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2017	2016	2017	2016
Beginning of period	$(19,496)	$(7,847)	$(14,224)	$(22,056)
Foreign currency translation adjustment and other	13,944	(4,759)	8,672	9,450
End of period	$(5,552)	$(12,606)	$(5,552)	$(12,606)

5. INCOME TAXES

The effective tax rate was 36.0% in the second quarter of fiscal 2017 compared to 35.5% for the second quarter of fiscal 2016 and 34.5% for the six months ended July 29, 2017 compared to 36.6% for the same period in the prior year. The effective tax rate for both periods of fiscal 2017 include benefits realized associated with our direct sourcing initiatives that began in the second half of fiscal 2016. The sourcing benefits in the second quarter of fiscal 2017 were offset by a $1.4 million charge related to the reduction of certain federal tax credits.

6. EARNINGS PER SHARE

The Company’s unvested restricted stock awards contain non-forfeitable rights to dividends and meet the criteria of a participating security as defined by ASC 260, “Earnings Per Share”. In applying the two-class method, net income is allocated to both common and participating securities based on their respective weighted-average shares outstanding for the period. Basic earnings per share is computed by dividing net income allocated to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average common shares outstanding plus the potential dilutive impact from the exercise of stock options and restricted stock units. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. There were 6.7 million and 1.4 million anti-dilutive shares during the second quarters of fiscal 2017 and fiscal 2016, respectively. There were 5.9 million and 1.8 million anti-dilutive shares during the six months ended July 29, 2017 and July 30, 2016, respectively.

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	July 29, 2017	July 29 2016	July 29, 2017	July 29 2016
Basic earnings per common share:
Net income	$35,562	$35,617	$107,770	$106,382
Less income related to unvested restricted shares	(150)	(234)	(478)	(707)
Income available to common shareholders - Basic	$35,412	$35,383	$107,292	$105,675

Weighted-average common shares outstanding - Basic	186,886	205,881	187,927	206,437

Basic earnings per common share	$0.19	$0.17	$0.57	$0.51

Diluted earnings per common share:
Net income	$35,562	$35,617	$107,770	$106,382
Less income related to unvested restricted shares	(149)	(232)	(475)	(701)
Income available to common shareholders - Diluted	$35,413	$35,385	$107,295	$105,681

Weighted-average common shares outstanding - Basic	186,886	205,881	187,927	206,437
Effect of dilutive stock options and restricted stock units	1,045	1,666	1,244	1,832
Weighted-average common shares outstanding - Diluted	187,931	207,547	189,171	208,269

Diluted earnings per common share	$0.19	$0.17	$0.57	$0.51

7. SEGMENTS AND GEOGRAPHIC INFORMATION

We consider Michaels-U.S., Michaels-Canada, Aaron Brothers, Pat Catan’s and Darice to be our operating segments for purposes of determining reportable segments based on the criteria of ASC 280, Segment Reporting (“ASC 280”). We determined that Michaels-U.S., Michaels-Canada, Aaron Brothers and Pat Catan’s have similar economic characteristics and meet the aggregation criteria set forth in ASC 280. Therefore, we combine these operating segments into one reporting segment. Darice does not meet the materiality criteria in ASC 280 and, therefore, is not disclosed as a reportable segment. Our chief operating decision makers evaluate historical operating performance and forecast future periods’ operating performance based on operating income.

Our net sales by country are as follows (in thousands):

	13 Weeks Ended		26 Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
United States	$977,779	$970,367	$2,034,422	$2,034,204
Canada	94,814	89,986	196,734	185,029
Total	$1,072,593	$1,060,353	$2,231,156	$2,219,233

8. CONTINGENCIES

Rea Claim

On September 15, 2011, MSI was served with a lawsuit filed in the California Superior Court in and for the County of Orange (“Superior Court”) by four former store managers as a class action proceeding on behalf of themselves and certain former and current store managers employed by MSI in California. The lawsuit alleged that MSI improperly classified its store managers as exempt employees and as such failed to pay all wages, overtime and waiting time penalties and failed to provide accurate wage statements. The lawsuit also alleged that the foregoing conduct was in breach of various laws, including California’s unfair competition law. On December 3, 2013, the Superior Court entered an order certifying a class of approximately 200 members. MSI successfully removed the case to the U.S. District Court for the Central District of California and on May 8, 2014, the class was decertified. Three of the four named plaintiffs’ claims were resolved in September 2014 and the remaining one is set for trial on December 12, 2017. The individual claims of 26 former class members remain pending in the Central District of California. In addition, a separate representative action brought on behalf of store managers throughout the state is pending in the California Superior Court, County of San Diego. We believe we have meritorious defenses and intend to defend the lawsuits vigorously. We do not believe the resolution of the lawsuits will have a material effect on our consolidated financial statements.

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

Data Security Incident

Five putative class actions were filed against MSI relating to the January 2014 data breach. The plaintiffs generally alleged that MSI failed to secure and safeguard customers’ private information including credit and debit card information, and as such, breached an implied contract and violated the Illinois Consumer Fraud Act (and other states’ similar laws). The plaintiffs were seeking damages including declaratory relief, actual damages, punitive damages, statutory damages, attorneys’ fees, litigation costs, remedial action, pre and post judgment interest, and other relief as available. The cases were as follows: Christina Moyer v. Michaels Stores, Inc., was filed on January 27, 2014; Michael and Jessica Gouwens v. Michaels Stores, Inc., was filed on January 29, 2014; Nancy Maize and Jessica Gordon v. Michaels Stores, Inc., was filed on February 21, 2014; and Daniel Ripes v. Michaels Stores, Inc., was filed on March 14, 2014. These four cases were filed in the U.S. District Court for the Northern District of Illinois, Eastern Division. On March 18, 2014, an additional putative class action was filed in the U.S. District Court for the Eastern District of New York, Mary Jane Whalen v. Michaels Stores, Inc., but was voluntarily dismissed by the plaintiff on April 11, 2014 without prejudice to her right to re‑file a complaint. On April 16, 2014, an order was entered consolidating the Illinois actions. On July 14, 2014, the Company’s motion to dismiss the consolidated complaint was granted.

On December 2, 2014, Whalen filed a new lawsuit against MSI related to the data breach in the U.S. District Court for the Eastern District of New York, Mary Jane Whalen v. Michaels Stores, Inc., seeking damages including declaratory relief, monetary damages, statutory damages, punitive damages, attorneys’ fees and costs, injunctive relief, pre and post judgment interest, and other relief as available. The Company filed a motion to dismiss which was granted on December 28, 2015, and judgment was entered in favor of the Company on January 8, 2016. Plaintiff appealed the judgment to the U.S. Court of Appeals for the Second Circuit and on May 2, 2017, the Second Circuit affirmed the dismissal and Whalen did not appeal further, thereby concluding the matter.

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

For some of the matters disclosed above, as well as other lawsuits involving the Company, we are able to estimate a range of losses in excess of the amounts recorded, if any, in the accompanying consolidated financial statements. As of July 29, 2017, the aggregate estimated loss was approximately $12 million, which includes amounts recorded by the Company.

9. RELATED PARTY TRANSACTIONS

Affiliates of, or funds advised by, Bain Capital Partners, LLC (“Bain Capital”) and The Blackstone Group L.P. (“The Blackstone Group”, together with Bain Capital and their applicable affiliates, the “Sponsors”) owned approximately 40% of our outstanding common stock as of July 29, 2017.

The Blackstone Group owns a majority equity position in RGIS, a vendor we utilize to count our store inventory. Payments associated with this vendor during the second quarters of fiscal 2017 and fiscal 2016 were $1.7 million.  Payments made during the six months ended July 29, 2017 and July 30, 2016 were $3.7 million. These expenses are included in selling, general and administrative (“SG&A”) in the consolidated statements of comprehensive income.

The Blackstone Group owns a majority equity position in Excel Trust, Inc., Blackstone Real Estate DDR Retail Holdings III, LLC and Blackstone Real Estate RC Retail Holdings, LLC, vendors we utilize to lease certain properties. Payments associated with these vendors during the second quarters of fiscal 2017 and fiscal 2016 were $1.5 million and $1.3 million, respectively. Payments made during the six months ended July 29, 2017 and July 30, 2016 were $3.2 million and $2.1 million, respectively. These expenses are included in cost of sales and occupancy expense in the consolidated statements of comprehensive income.

Certain affiliates of The Blackstone Group have significant influence over US Xpress Enterprises, Inc., a vendor we utilize for transportation services. Payments associated with this vendor during the second quarters of fiscal 2017 and fiscal 2016 were $0.2 million. Payments made during the six months ended July 29, 2017 and July 30, 2016 were $0.4 million and $0.5 million, respectively. These expenses are recognized in cost of sales and occupancy expense in the consolidated statements of comprehensive income as the sales are incurred.

Three of our current directors, Joshua Bekenstein, Lewis S. Klessel and Peter F. Wallace, are affiliates of Bain Capital or The Blackstone Group. As such, some or all of such directors may have an indirect material interest in payments with respect to debt securities of the Company that have been purchased by affiliates of Bain Capital and The Blackstone Group. As of July 29, 2017, affiliates of The Blackstone Group held $55.1 million of our Amended Term Loan Credit Facility.

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

Michaels Stores, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

ASSETS	July 29, 2017	January 28, 2017	July 30, 2016
Current assets:
Cash and equivalents	$133,356	$294,054	$110,100
Merchandise inventories	1,195,495	1,127,777	1,145,422
Prepaid expenses and other current assets	115,662	116,072	112,336
Total current assets	1,444,513	1,537,903	1,367,858
Property and equipment, net	407,694	413,164	398,688
Goodwill	119,074	119,074	119,074
Other assets	72,679	73,201	77,503
Total assets	$2,043,960	$2,143,342	$1,963,123

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$510,818	$517,268	$462,099
Accrued liabilities and other	391,047	395,745	353,854
Current portion of long-term debt	112,125	31,125	66,900
Other current liabilities	30,022	123,258	3,087
Total current liabilities	1,044,012	1,067,396	885,940
Long-term debt	2,712,475	2,723,187	2,735,187
Other liabilities	107,853	103,972	103,296
Total stockholders’ deficit	(1,820,380)	(1,751,213)	(1,761,300)
Total liabilities and stockholders’ deficit	$2,043,960	$2,143,342	$1,963,123

Michaels Stores, Inc.

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	13 Weeks Ended		26 Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2017	2016	2017	2016
Net sales	$1,072,593	$1,060,353	$2,231,156	$2,219,233
Cost of sales and occupancy expense	670,082	669,656	1,361,012	1,363,785
Gross profit	402,511	390,697	870,144	855,448
Selling, general and administrative	313,473	302,146	640,938	619,411
Other operating expense	662	908	1,640	2,534
Operating income	88,376	87,643	227,566	233,503
Interest and other expense	32,405	31,849	62,801	64,519
Income before income taxes	55,971	55,794	164,765	168,984
Income taxes	20,162	19,825	56,795	61,917
Net income	$35,809	$35,969	$107,970	$107,067

Other comprehensive income, net of tax:
Foreign currency translation adjustment and other	13,944	(4,759)	8,672	9,450
Comprehensive income	$49,753	$31,210	$116,642	$116,517

Michaels Stores, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	26 Weeks Ended
	July 29, 2017	July 30, 2016
Cash flows from operating activities:
Net cash used in operating activities	$(644)	$(11,866)

Cash flows from investing activities:
Additions to property and equipment	(43,120)	(38,395)
Acquisition of Lamrite West, net of cash acquired	—	(151,100)
Net cash used in investing activities	(43,120)	(189,495)

Cash flows from financing activities:
Net repayments of debt	(70,550)	(12,450)
Net borrowings of debt	139,100	42,000
Payment of dividend to Michaels Funding, Inc.	(185,484)	(126,962)
Other financing activities	—	4,223
Net cash used in financing activities	(116,934)	(93,189)

Net change in cash and equivalents	(160,698)	(294,550)
Cash and equivalents at beginning of period	294,054	404,650
Cash and equivalents at end of period	$133,356	$110,100

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements of the Company (and the related notes thereto included elsewhere in this quarterly report), the audited consolidated financial statements of the Company (and the related notes thereto) and the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2017 (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) pursuant to Section 13 or 15(d) under the Securities Exchange Act of 1934 on March 7, 2017.

All of the “Company”, “us”, “we”, “our”, and similar expressions are references to The Michaels Companies, Inc. (“Michaels”) and our consolidated wholly-owned subsidiaries, unless otherwise expressly stated or the context otherwise requires.

We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31. All references to fiscal year mean the year in which that fiscal year began. References to “fiscal 2017” relate to the 53 weeks ending February 3, 2018 and references to “fiscal 2016” relate to the 52 weeks ended January 28, 2017. In addition, all references to “the second quarter of fiscal 2017” relate to the 13 weeks ended July 29, 2017 and all references to “the second quarter of fiscal 2016” relate to the 13 weeks ended July 30, 2016. Finally, all references to “the six months ended July 29, 2017” relate to the 26 weeks ended July 29, 2017 and all references to “the six months ended July 30, 2016” relate to the 26 weeks ended July 30, 2016. Because of the seasonal nature of our business, the results of operations for the 13 and 26 weeks ended July 29, 2017 are not indicative of the results to be expected for the entire year.

Overview

We are the largest arts and crafts specialty retailer in North America (based on store count) providing materials, project ideas and education for creative activities under the retail brands of Michaels, Aaron Brothers and Pat Catan’s. We also operate an international wholesale business under the Darice brand name and a market-leading vertically-integrated custom framing business under the Artistree brand name. As of July 29, 2017, we operated 1,230 Michaels stores, 101 Aaron Brothers stores and 35 Pat Catan’s stores.

Net sales for the second quarter of fiscal 2017 increased 1.2% compared to the same period in the prior year. The increase in net sales was due to the opening of 10 additional stores (net of closures) since July 30, 2016 and a 0.6% increase in comparable store sales, or 0.8% at constant exchange rates. Gross profit as a percent of net sales increased 70 basis points to 37.5% during the second quarter of fiscal 2017 due to our sourcing initiatives that began in fiscal 2016 and the timing of distribution related costs, partially offset by an increase in inventory shrink. Operating income as a percent of net sales for the second quarter of fiscal 2017 remained flat at 8.2% compared to the same period in the prior year.

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

Operating Information

The following table sets forth certain operating data:

	13 Weeks Ended		26 Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Michaels stores:
Open at beginning of period	1,225	1,204	1,223	1,196
New stores	5	5	8	16
Relocated stores opened	1	4	8	10
Closed stores	—	—	(1)	(3)
Relocated stores closed	(1)	(4)	(8)	(10)
Open at end of period	1,230	1,209	1,230	1,209

Aaron Brothers stores:
Open at beginning of period	104	115	109	117
Closed stores	(3)	(3)	(8)	(5)
Open at end of period	101	112	101	112

Pat Catan's stores:
Open at beginning of period	35	33	35	—
Acquired stores	—	—	—	32
New stores	—	2	—	3
Open at end of period	35	35	35	35
Total store count at end of period	1,366	1,356	1,366	1,356

Other Operating Data:
Average inventory per Michaels store (in thousands) (1)	$864	$846	$864	$846
Comparable store sales	0.6%	0.7%	(0.3)%	0.8%
Comparable store sales, at constant currency	0.8%	1.0%	(0.2)%	1.2%

(1)	The calculation of average inventory per Michaels store excludes our Aaron Brothers and Pat Catan’s stores.

Results of Operations

The following table sets forth the percentage relationship to net sales of line items of our consolidated statements of comprehensive income. This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes.

	13 Weeks Ended		26 Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and occupancy expense	62.5	63.2	61.0	61.5
Gross profit	37.5	36.8	39.0	38.5
Selling, general and administrative	29.3	28.5	28.7	28.0
Store pre-opening costs	0.1	0.1	0.1	0.1
Operating income	8.2	8.2	10.2	10.5
Interest expense	2.9	3.0	2.8	2.9
Losses on early extinguishments of debt and refinancing costs	—	—	—	—
Other expense (income), net	0.1	—	0.1	—
Income before income taxes	5.2	5.2	7.4	7.6
Income taxes	1.9	1.8	2.5	2.8
Net income	3.3%	3.4%	4.8%	4.8%

13 Weeks Ended July 29, 2017 Compared to the 13 Weeks Ended July 30, 2016

Net Sales. Net sales increased $12.2 million in the second quarter of fiscal 2017, or 1.2%, compared to the second quarter of fiscal 2016. The increase in net sales was due to a $10.9 million increase related to 10 additional stores opened (net of closures) since July 30, 2016 and a $6.6 million increase in comparable store sales. Comparable store sales increased 0.6%, or 0.8% at constant exchange rates, due to an increase in customer transactions, partially offset by a decrease in our average ticket.

Gross Profit. Gross profit was 37.5% of net sales in the second quarter of fiscal 2017 compared to 36.8% in the second quarter of fiscal 2016. The 70 basis point increase was primarily due to our sourcing initiatives that began in fiscal 2016 and the timing of distribution related costs. The increase was partially offset by an increase in inventory shrink and a $1.4 million benefit associated with non-recurring purchase accounting adjustments related to inventory recorded in the prior year.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) was 29.3% of net sales for the second quarter of fiscal 2017 compared to 28.5% for the second quarter of fiscal 2016. SG&A increased $11.2 million to $313.9 million for the second quarter of fiscal 2017. The increase was primarily due to a $5.8 million increase in performance-based compensation, $2.7 million of expenses associated with operating 10 additional stores (net of closures), a $1.9 million increase in marketing expenses and $1.8 million related to higher healthcare costs. The increase was partially offset by $1.9 million of Lamrite integration costs recorded in the prior year.

Interest Expense. Interest expense decreased $0.9 million to $31.1 million in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016. The decrease was primarily attributable to $0.7 million of interest savings due to the refinancing of our amended and restated term loan credit facility (“Amended Term Loan Credit Facility”) in the third quarter of fiscal 2016.

Losses on Early Extinguishments of Debt and Refinancing Costs. We recorded a loss on the early extinguishment of debt of $0.4 million during the second quarter of fiscal 2016 related to the refinancing of our senior secured asset-based revolving credit facility.

Income Taxes. The effective tax rate was 36.0% for the second quarter of fiscal 2017 compared to 35.5% for the second quarter of fiscal 2016. The increase in the effective tax rate was due to a $1.4 million charge related to the reduction of certain federal tax credits in the second quarter of fiscal 2017, partially offset by benefits realized associated with our direct sourcing initiatives that began in the second half of fiscal 2016.

26 Weeks Ended July 29, 2017 Compared to the 26 Weeks Ended July 30, 2016

Net Sales. Net sales increased $11.9 million in the first six months of fiscal 2017, or 0.5%, compared to the first six months of fiscal 2016. The increase in net sales was due to a $25.4 million increase related to 10 additional stores opened (net of closures) since July 30, 2016, partially offset by a $6.7 million decrease in comparable store sales. Comparable store sales decreased 0.3%, or 0.2% at constant exchange rates, due to a decrease in our average ticket, partially offset by an increase in customer transactions.

Gross Profit. Gross profit was 39.0% of net sales for the first six months of fiscal 2017 compared to 38.5% for the first six months of fiscal 2016. The 50 basis point increase was primarily due to our sourcing initiatives that began in fiscal 2016 and $2.2 million of non-recurring purchase accounting adjustments related to inventory recorded in the prior year. The increase was partially offset by an increase in inventory shrink.

Selling, General and Administrative. SG&A was 28.7% of net sales for the first six months of fiscal 2017 compared to 28.0% in the first six months of fiscal 2016. SG&A increased $20.8 million to $641.3 million for the first six months of fiscal 2017. The increase was primarily due to a $7.0 million increase in performance-based compensation, $5.7 million of expenses associated with operating 10 additional stores (net of closures), a $5.3 million increase in marketing expenses and $4.5 million related to higher healthcare costs. The increase was partially offset by $6.0 million of Lamrite integration costs recorded in the prior year.

Interest Expense. Interest expense decreased $2.7 million to $61.5 million in the first six months of fiscal 2017 compared to the first six months of fiscal 2016. The decrease was primarily attributable to $1.8 million of interest savings due to the refinancing of our Amended Term Loan Credit Facility in the third quarter of fiscal 2016 and $0.4 million of interest savings from the refinancing of our senior secured asset-based revolving credit facility (“Amended Revolving Credit Facility”) in the second quarter of fiscal 2016.

Losses on Early Extinguishments of Debt and Refinancing Costs. We recorded a loss on the early extinguishment of debt of $0.4 million in the first six months of fiscal 2016 related to the refinancing of our senior secured asset-based revolving credit facility.

Income Taxes. The effective tax rate was 34.5% for the first six months of fiscal 2017 compared to 36.6% for the first six months of fiscal 2016. The decrease in the effective tax rate was due to benefits realized associated with our direct sourcing initiatives that began in the second half of fiscal 2016.

Liquidity and Capital Resources

We require cash principally for day-to-day operations, to finance capital investments, purchase inventory, service our outstanding debt and for seasonal working capital needs. We expect that our available cash, cash flow generated from operating activities and funds available under our Amended Revolving Credit Facility will be sufficient to fund planned capital expenditures, working capital requirements, debt repayments, debt service requirements and anticipated growth for the foreseeable future. Our ability to satisfy our liquidity needs and continue to refinance or reduce debt could be adversely affected by the occurrence of any of the events described under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 or our failure to meet our debt covenants. Our Amended Revolving Credit Facility provides senior secured financing of up to $850.0 million, subject to a borrowing base. As of July 29, 2017, the borrowing base was $827.7 million, of which we had $65.3 million of outstanding standby letters of credit and $681.4 million of unused borrowing capacity. Our cash and cash equivalents totaled $134.1 million at July 29, 2017, of which $67.1 million was held by our foreign subsidiaries. If it were necessary to repatriate these funds for use in the U.S., we would be required to pay U.S. taxes on the amount of undistributed earnings in our foreign subsidiaries. However, it is our intent to indefinitely reinvest these funds outside the U.S.

In June 2017, the Board of Directors authorized a new share repurchase program for the Company to purchase $500.0 million of the Company’s common stock on the open market. The share repurchase program does not have an expiration date, and the timing and number of repurchase transactions under the program will depend on market conditions, corporate considerations, debt agreements and regulatory requirements. Shares repurchased under the program are held as treasury shares until retired. During the six months ended July 29, 2017, we repurchased 10.3 million shares under our share repurchase programs for an aggregate amount of $200.8 million, including $99.4 million repurchased under our previous authorization. As of July 29, 2017, we had $398.6 million of availability remaining under our current program.

We had total outstanding debt of $2,842.0 million at July 29, 2017, of which $2,332.0 million was subject to variable interest rates and $510.0 million was subject to fixed interest rates.

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

Cash Flow from Operating Activities

Cash flows used in operating activities were $4.0 million in in the first six months of fiscal 2017 compared to $24.4 million in the first six months of fiscal 2016. The improvement was primarily due to timing of vendor payments, partially offset by higher inventory levels to maintain better in-stock positions at the stores and the timing of estimated tax payments.

Inventory at the end of the second quarter of fiscal 2017 increased $50.1 million, or 4.4%, to $1,195.5 million, compared to $1,145.4 million at the end of the second quarter of fiscal 2016. The increase in inventory was primarily due to additional inventory associated with the operation of 10 additional stores (net of closures) and earlier receipt of inventory to support key merchandising initiatives in the second half of fiscal 2017. Average inventory per Michaels store (inclusive of distribution centers, in-transit and inventory for the Company’s e-commerce site) increased 2.1% to $864,000 at July 29, 2017 from $846,000 at July 30, 2016.

Cash Flow from Investing Activities

The following table includes capital expenditures paid during the periods presented (in thousands):

	26 Weeks Ended
	July 29,	July 30,
	2017	2016
New and relocated stores including stores not yet opened (1)	$6,535	$10,663
Existing stores	16,506	10,052
Information systems	13,097	10,972
Corporate and other	6,982	6,708
	$43,120	$38,395

(1)

In the first six months of fiscal 2017, we incurred capital expenditures related to the opening of 16 Michaels stores, including the relocation of eight stores. In the first six months of fiscal 2016, we incurred capital expenditures related to the opening of 26 Michaels stores, including the relocation of 10 stores, and three Pat Catan’s stores.

Non-GAAP Measures

The following table sets forth certain non-GAAP measures the Company uses to manage our performance and measure compliance with certain debt covenants. The Company defines “EBITDA” as net income before interest, income taxes, depreciation and amortization. The Company defines “Adjusted EBITDA” as EBITDA adjusted for certain defined amounts in accordance with the Company’s Amended Term Loan Credit Facility and Amended Revolving Credit Facility (together the “Senior Secured Credit Facilities”).

The Company has presented EBITDA and Adjusted EBITDA to provide investors with additional information to evaluate our operating performance and our ability to service our debt. Adjusted EBITDA is a required calculation under the Company’s Senior Secured Credit Facilities that is used in the calculations of fixed charge coverage and leverage ratios, which, under certain circumstances determine mandatory repayments or maintenance covenants and may restrict the Company’s ability to make certain payments (characterized as restricted payments), investments (including acquisitions) and debt repayments.

As EBITDA and Adjusted EBITDA are not measures of liquidity calculated in accordance with U.S. generally accepted accounting principles (“GAAP”), these measures should not be considered in isolation of, or as substitutes for, net cash provided by operating activities as an indicator of liquidity. Our computation of EBITDA and Adjusted EBITDA may differ from similarly titled measures used by other companies.

The following table shows a reconciliation of EBITDA and Adjusted EBITDA to net income and net cash used in operating activities (in thousands):

	13 Weeks Ended		26 Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2017	2016	2017	2016
Net cash used in operating activities	$(26,980)	$(561)	$(4,035)	$(24,424)
Depreciation and amortization	(28,872)	(28,998)	(57,423)	(58,468)
Share-based compensation	(5,615)	(3,461)	(10,557)	(6,590)
Debt issuance costs amortization	(1,275)	(1,786)	(2,549)	(3,760)
Accretion of long-term debt, net	126	62	252	124
Deferred income taxes	484	(4,610)	225	(619)
Losses on early extinguishments of debt and refinancing costs	—	(405)	—	(405)
Losses on disposition of property and equipment	—	(3)	—	(35)
Excess tax benefits from share-based compensation	—	2,672	—	7,271
Changes in assets and liabilities	97,694	72,707	181,857	193,288
Net income	35,562	35,617	107,770	106,382
Interest expense	31,051	31,954	61,488	64,173
Income taxes	20,016	19,616	56,674	61,511
Depreciation and amortization	28,872	28,998	57,423	58,468
Interest income	(110)	(173)	(254)	(453)
EBITDA	115,391	116,012	283,101	290,081
Adjustments:
Losses on early extinguishments of debt and refinancing costs	—	405	—	405
Share-based compensation	5,615	3,461	10,557	6,590
Severance costs	243	174	577	920
Store pre-opening costs	662	908	1,640	2,534
Store remodel costs	855	71	977	(10)
Foreign currency transaction losses (gains)	1,386	(388)	1,447	548
Store closing costs	284	1,054	2,013	2,152
Lamrite integration costs	—	1,874	—	6,019
Other (1)	634	779	1,499	1,560
Adjusted EBITDA	$125,070	$124,350	$301,811	$310,799

(1)	Other adjustments primarily relate to items such as moving and relocation expenses, franchise taxes, sign on bonuses and certain legal expenses.

Disclosure Regarding Forward-Looking Information

The above discussion, as well as other portions of this Quarterly Report on Form 10-Q, contains forward-looking statements that reflect our plans, estimates and beliefs. Any statements contained herein (including, but not limited to, statements to the effect that Michaels or its management “anticipates”, “plans”, “estimates”, “expects”, “believes”, “intends” and other similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our Annual Report. Such forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance or achievements to be materially different from anticipated results, prospects, performance or achievements expressed or implied by such forward-looking statements. Most of these factors are outside of our control and are difficult to predict. Such risks and uncertainties include, but are not limited to the following:

•	risks related to the effect of economic uncertainty;

•	risks related to our substantial indebtedness;

•	restrictions in our debt agreements that limit our flexibility in operating our business;

•	changes in customer demand could materially adversely affect our sales, results of operations and cash flow;

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

•

affiliates of or funds advised by the Sponsors own approximately 40% of the outstanding shares of our common stock and as a result will have the ability to strongly influence or effectively control our decisions, and they may have interests that differ from those of other stockholders.

For more details on factors that may cause actual results to differ materially from such forward-looking statements see the Risk Factors section of our Annual Report. Except as required by applicable law, we disclaim any intention to, and undertake no obligation to, update or revise any forward-looking statement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We are exposed to fluctuations in exchange rates between the U.S. and Canadian dollar, which is the functional currency of our Canadian subsidiaries. Our sales, costs and expenses of our Canadian subsidiaries, when translated into U.S. dollars, can fluctuate due to exchange rate movement. A 10% increase or decrease in the exchange rate of the Canadian dollar would have increased or decreased net income by approximately $6 million for the 26 weeks ended July 29, 2017.

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our Amended Term Loan Credit Facility and our Amended Revolving Credit Facility. The interest rates on our Amended Term Loan Credit Facility and our Amended Revolving Credit Facility will reprice periodically, which will impact our earnings and cash flow. The interest rate on our 2020 Senior Subordinated Notes is fixed. Based on our overall interest rate exposure to variable rate debt outstanding as of July 29, 2017, a 1% change in interest rates would impact income before income taxes by approximately $23 million for fiscal 2017. A 1% change in interest rates would impact the fair value of our long-term fixed rate debt by approximately $16 million. A change in interest rates would not materially affect the fair value of our variable rate debt as the debt reprices periodically.

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

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms.

Change in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended July 29, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides certain information with respect to our purchases of shares of the Company’s common stock during the second quarter of fiscal 2017:

				Approximate Dollar Value
			Total Number of	of Shares That May
			Shares Purchased	Yet Be Purchased
	Total Number of	Average Price	as Part of Publicly	Under the Plan (b)
Period	Shares Purchased (a)	Paid per Share	Announced Plan (b)	(in thousands)
April 30, 2017 - May 27, 2017	—	$—	—	$—
May 28, 2017- July 1, 2017	1,763,114	18.48	1,755,000	467,603
July 2, 2017 - July 29, 2017	3,697,923	18.71	3,690,000	398,622
Total	5,461,037	$18.64	5,445,000	$398,622

(a)

These amounts reflect the following transactions during the second quarter of fiscal 2017: (i) the repurchase of 5,445,000 shares as part of our publicly announced share repurchase program and (ii) the surrender of shares of common stock to the Company to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards.

(b)

In June 2017, the Board of Directors authorized the Company to purchase up to $500.0 million of the Company’s common stock on the open market. The share repurchase program does not have an expiration date. The Company intends to retire shares repurchased under the program.

ITEM 6.  EXHIBITS

(a)	Exhibits:

Exhibit Number	Description of Exhibit

10.1*

The Michaels Companies, Inc. Second Amended and Restated 2014 Omnibus Long-Term Incentive Plan (previously filed as Exhibit 10.1 to Form 8-K filed by the Company on June 8, 2017, SEC File No. 001-36501).

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

Date: August 25, 2017