Form 10-Q
period 2017-10-28
Michaels Companies, Inc.
filed 2017-12-01
CIK 1593936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2017

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

As of November 24, 2017, 181,248,635 shares of The Michaels Companies, Inc.’s common stock were outstanding.

994

THE MICHAELS COMPANIES, INC.

Part I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE MICHAELS COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016
Net sales	$1,240,196	$1,227,206	$3,471,352	$3,446,438
Cost of sales and occupancy expense	756,088	760,598	2,117,100	2,124,383
Gross profit	484,108	466,608	1,354,252	1,322,055
Selling, general and administrative	329,298	318,580	970,561	939,093
Store pre-opening costs	952	1,704	2,592	4,238
Operating income	153,858	146,324	381,099	378,724
Interest expense	32,818	31,538	94,305	95,711
Losses on early extinguishments of debt and refinancing costs	—	6,887	—	7,292
Other (income) expense, net	(360)	259	950	188
Income before income taxes	121,400	107,640	285,844	275,533
Income taxes	41,640	31,181	98,314	92,692
Net income	$79,760	$76,459	$187,530	$182,841

Other comprehensive income, net of tax:
Foreign currency translation adjustment and other	(4,418)	(3,650)	4,254	5,800
Comprehensive income	$75,342	$72,809	$191,784	$188,641

Earnings per common share:
Basic	$0.44	$0.37	$1.01	$0.88
Diluted	$0.44	$0.37	$1.00	$0.88
Weighted-average common shares outstanding:
Basic	180,710	203,864	185,521	205,580
Diluted	181,987	205,313	186,775	207,293

See accompanying notes to consolidated financial statements.

THE MICHAELS COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	October 28,	January 28,	October 29,
ASSETS	2017	2017	2016
Current Assets:
Cash and equivalents	$176,771	$298,813	$149,970
Merchandise inventories	1,404,206	1,127,777	1,394,092
Prepaid expenses and other	95,993	87,175	93,691
Accounts receivable, net	30,936	23,215	36,927
Income taxes receivable	5,792	5,825	26,757
Total current assets	1,713,698	1,542,805	1,701,437
Property and equipment, at cost	1,545,004	1,488,136	1,759,229
Less accumulated depreciation and amortization	(1,143,112)	(1,074,972)	(1,347,027)
Property and equipment, net	401,892	413,164	412,202
Goodwill	119,074	119,074	119,074
Other intangible assets, net	22,253	23,702	24,457
Deferred income taxes	36,946	36,834	30,293
Other assets	12,233	12,061	12,016
Total assets	$2,306,096	$2,147,640	$2,299,479

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$674,222	$517,268	$714,198
Accrued liabilities and other	400,138	397,497	386,280
Current portion of long-term debt	140,125	31,125	24,900
Income taxes payable	16,673	78,334	—
Total current liabilities	1,231,158	1,024,224	1,125,378
Long-term debt	2,707,120	2,723,187	2,734,758
Other liabilities	100,656	98,655	98,866
Total liabilities	4,038,934	3,846,066	3,959,002

Commitments and contingencies

Stockholders’ Deficit:
Common stock, $0.06775 par value, 350,000 shares authorized; 181,263 shares issued and outstanding at October 28, 2017; 193,311 shares issued and outstanding at January 28, 2017; and 204,584 shares issued and outstanding at October 29, 2016	12,159	12,948	13,703
Additional paid-in-capital	7,722	233,129	468,627
Accumulated deficit	(1,742,749)	(1,930,279)	(2,125,597)
Accumulated other comprehensive loss	(9,970)	(14,224)	(16,256)
Total stockholders’ deficit	(1,732,838)	(1,698,426)	(1,659,523)
Total liabilities and stockholders’ deficit	$2,306,096	$2,147,640	$2,299,479

See accompanying notes to consolidated financial statements.

THE MICHAELS COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	39 Weeks Ended
	October 28,	October 29,
	2017	2016
Cash flows from operating activities:
Net income	$187,530	$182,841
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86,232	86,679
Share-based compensation	18,232	11,884
Debt issuance costs amortization	3,823	5,308
Accretion of long-term debt, net	(379)	(217)
Deferred income taxes	529	10,106
Losses on early extinguishments of debt and refinancing costs	—	7,292
Losses on disposition of property and equipment	—	56
Excess tax benefits from share-based compensation	—	(7,485)
Changes in assets and liabilities, excluding acquired net assets:
Merchandise inventories	(275,086)	(306,925)
Prepaid expenses and other	(8,818)	(7,554)
Accounts receivable	(7,721)	(4,764)
Other assets	(1,010)	(353)
Accounts payable	150,947	233,266
Accrued interest	(314)	6,716
Accrued liabilities and other	12,685	(18,613)
Income taxes	(61,628)	(63,001)
Other liabilities	1,405	1,280
Net cash provided by operating activities	106,427	136,516

Cash flows from investing activities:
Additions to property and equipment	(72,640)	(82,163)
Acquisition of Lamrite West, net of cash acquired	—	(151,100)
Purchase of long-term investment	—	(1,325)
Net cash used in investing activities	(72,640)	(234,588)

Cash flows from financing activities:
Common stock repurchased	(253,595)	(160,287)
Payments on term loan credit facility	(18,675)	(12,450)
Borrowings on asset-based revolving credit facility	357,200	42,000
Payments on asset-based revolving credit facility	(248,200)	(42,000)
Payment of debt issuance costs	—	(11,542)
Payment of dividends	(408)	(415)
Proceeds from stock options exercised	7,849	15,860
Excess tax benefits from share-based compensation	—	7,485
Net cash used in financing activities	(155,829)	(161,349)

Net change in cash and equivalents	(122,042)	(259,421)
Cash and equivalents at beginning of period	298,813	409,391
Cash and equivalents at end of period	$176,771	$149,970

Supplemental cash flow information:
Cash paid for interest	$91,794	$83,958
Cash paid for taxes	$159,013	$144,483

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

We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31. All references to fiscal year mean the year in which that fiscal year began. References to “fiscal 2017” relate to the 53 weeks ending February 3, 2018 and references to “fiscal 2016” relate to the 52 weeks ended January 28, 2017. In addition, all references to “the third quarter of fiscal 2017” relate to the 13 weeks ended October 28, 2017 and all references to “the third quarter of fiscal 2016” relate to the 13 weeks ended October 29, 2016. Finally, all references to “the nine months ended October 28, 2017” relate to the 39 weeks ended October 28, 2017 and all references to “the nine months ended October 29, 2016” relate to the 39 weeks ended October 29, 2016. Because of the seasonal nature of our business, the results of operations for the 13 and 39 weeks ended October 28, 2017 are not indicative of the results to be expected for the entire year.

Certain prior year amounts have been reclassified in the accompanying consolidated financial statements to conform to our fiscal 2017 presentation.

Share Repurchase Program

In June 2017, the Board of Directors authorized a new share repurchase program for the Company to purchase $500.0 million of the Company’s common stock on the open market. The share repurchase program does not have an expiration date, and the timing and number of repurchase transactions under the program will depend on market conditions, corporate considerations, debt agreements and regulatory requirements. Shares repurchased under the program are held as treasury shares until retired. During the nine months ended October 28, 2017, we repurchased 12.7 million shares under our share repurchase programs for an aggregate amount of $249.5 million, including $99.4 million repurchased under our previous authorization. As of October 28, 2017, we had $350.0 million of availability remaining under our current program.

Accounting Pronouncements Recently Adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. We adopted the new guidance on a prospective basis in the first quarter of fiscal 2017. As a result of the adoption, we recognized $0.1 million of excess tax benefits related to share-based compensation in income tax expense for the third quarter of fiscal 2017 and $1.1 million for the nine months ended October 28, 2017. Excess tax benefits were historically recorded in additional paid-in capital. In addition, cash flows related to excess tax benefits are now classified as an operating activity. Cash flows were historically classified as a financing activity. We have elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized each period. None of the other provisions in this amended guidance had a material impact on our consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”).  ASU 2017-09 provides clarity on when a change to the terms or conditions of a share-based payment award would require an entity to apply modification accounting. ASU 2017-09 is effective on a prospective basis for reporting periods beginning after December 15, 2017, with early adoption permitted.  We do not anticipate a material impact to the consolidated financial statements once implemented.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014‑09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” which provides further guidance on identifying performance obligations and improves the operability and understandability of the licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition. The guidance under each of these standards is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  We plan to adopt the standard using the modified retrospective approach. While we continue to assess all potential impacts of the guidance, our focus has been on vendor arrangements in which we act as either a principal or an agent and customer incentive arrangements. We do not anticipate that the adoption of ASU 2014-09 will result in a material adjustment on the date of implementation.

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

Impairment losses related to store-level property and equipment are calculated using significant unobservable inputs including the present value of future cash flows expected to be generated using a risk-adjusted weighted-average cost of capital and comparable store sales growth assumptions and therefore, are classified as a Level 3 measurement in the fair value hierarchy.

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

	October 28,	January 28,	October 29,
	2017	2017	2016
	(in thousands)
Term loan credit facility	$2,250,412	$2,266,304	$2,286,723
Senior subordinated notes	520,838	526,575	526,575

3. DEBT

Long-term debt consists of the following (in thousands):

		October 28,	January 28,	October 29,
	Interest Rate	2017	2017	2016
Term loan credit facility	Variable	$2,244,800	$2,263,475	$2,269,700
Asset-based revolving credit facility	Variable	109,000	—	—
Senior subordinated notes	5.875%	510,000	510,000	510,000
Total debt		2,863,800	2,773,475	2,779,700
Less unamortized discount/premium and debt costs		(16,555)	(19,163)	(20,042)
Total debt, net		2,847,245	2,754,312	2,759,658
Less current portion		(140,125)	(31,125)	(24,900)
Long-term debt		$2,707,120	$2,723,187	$2,734,758

Revolving Credit Facility

As of October 28, 2017 and October 29, 2016, the borrowing base under our senior secured asset-based revolving credit facility was $850.0 million, of which Michaels Stores, Inc. (“MSI”) had unused borrowing capacity of $675.7 million and $792.7 million, respectively. As of October 28, 2017 and October 29, 2016, outstanding standby letters of credit, which reduce our borrowing base, totaled $65.3 million and $57.3 million, respectively.

4. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table includes detail regarding changes in the composition of accumulated other comprehensive loss (in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016
Beginning of period	$(5,552)	$(12,606)	$(14,224)	$(22,056)
Foreign currency translation adjustment and other	(4,418)	(3,650)	4,254	5,800
End of period	$(9,970)	$(16,256)	$(9,970)	$(16,256)

5. INCOME TAXES

The effective tax rate was 34.3% for the third quarter of fiscal 2017 compared to 29.0% for the third quarter of fiscal 2016 and 34.4% for the nine months ended October 28, 2017 compared to 33.6% for the same period in the prior year. The effective tax rate for both periods of fiscal 2017 was higher than the same periods in the prior year due to certain federal tax credits recognized in the prior year and an increase in state taxes, partially offset by benefits realized associated with our direct sourcing initiatives that began in the second half of fiscal 2016.

6. EARNINGS PER SHARE

The Company’s unvested restricted stock awards contain non-forfeitable rights to dividends and meet the criteria of a participating security as defined by ASC 260, “Earnings Per Share”. In applying the two-class method, net income is allocated to both common and participating securities based on their respective weighted-average shares outstanding for the period. Basic earnings per share is computed by dividing net income allocated to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average common shares outstanding plus the potential dilutive impact from stock options and restricted stock units. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. There were 5.8 million and 2.7 million anti-dilutive shares during the third quarters of fiscal 2017 and fiscal 2016, respectively. There were 6.0 million and 2.0 million anti-dilutive shares during the nine months ended October 28, 2017 and October 29, 2016, respectively.

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016
Basic earnings per common share:
Net income	$79,760	$76,459	$187,530	$182,841
Less income related to unvested restricted shares	(297)	(462)	(789)	(1,180)
Income available to common shareholders - Basic	$79,463	$75,997	$186,741	$181,661

Weighted-average common shares outstanding - Basic	180,710	203,864	185,521	205,580

Basic earnings per common share	$0.44	$0.37	$1.01	$0.88

Diluted earnings per common share:
Net income	$79,760	$76,459	$187,530	$182,841
Less income related to unvested restricted shares	(295)	(459)	(784)	(1,171)
Income available to common shareholders - Diluted	$79,465	$76,000	$186,746	$181,670

Weighted-average common shares outstanding - Basic	180,710	203,864	185,521	205,580
Effect of dilutive stock options and restricted stock units	1,277	1,449	1,254	1,713
Weighted-average common shares outstanding - Diluted	181,987	205,313	186,775	207,293

Diluted earnings per common share	$0.44	$0.37	$1.00	$0.88

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

Our net sales by country are as follows (in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016
United States	$1,117,626	$1,118,273	$3,152,048	$3,152,477
Canada	122,570	108,933	319,304	293,961
Total	$1,240,196	$1,227,206	$3,471,352	$3,446,438

8. CONTINGENCIES

Rea Claim

On September 15, 2011, MSI was served with a lawsuit filed in the California Superior Court in and for the County of Orange (“Superior Court”) by four former store managers as a class action proceeding on behalf of themselves and certain former and current store managers employed by MSI in California. The lawsuit alleged that MSI improperly classified its store managers as exempt employees and as such failed to pay all wages, overtime and waiting time penalties and failed to provide accurate wage statements. The lawsuit also alleged that the foregoing conduct was in breach of various laws, including California’s unfair competition law. On December 3, 2013, the Superior Court entered an order certifying a class of approximately 200 members. MSI successfully removed the case to the U.S. District Court for the Central District of California and on May 8, 2014, the class was decertified. Three of the four named plaintiffs’ claims were resolved in September 2014 and the remaining one is set for trial on February 18, 2018. The individual claims of 26 former class members remain pending in the Central District of California. In addition, a separate representative action brought on behalf of store managers throughout the state is pending in the California Superior Court, County of San Diego. We believe we have meritorious defenses and intend to defend the lawsuits vigorously. We do not believe the resolution of the lawsuits will have a material effect on our consolidated financial statements.

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

For some of the matters disclosed above, as well as other lawsuits involving the Company, we are able to estimate a range of losses in excess of the amounts recorded, if any, in the accompanying consolidated financial statements. As of October 28, 2017, the aggregate estimated loss was approximately $10 million, which includes amounts recorded by the Company.

9. RELATED PARTY TRANSACTIONS

Affiliates of, or funds advised by, Bain Capital Partners, LLC (“Bain Capital”) and The Blackstone Group L.P. (“The Blackstone Group”, together with Bain Capital and their applicable affiliates, the “Sponsors”) owned approximately 40% of our outstanding common stock as of October 28, 2017.

The Blackstone Group owns a majority equity position in RGIS, a vendor we utilize to count our store inventory. Payments associated with this vendor during the third quarters of fiscal 2017 and fiscal 2016 were $2.3 million and $2.1 million, respectively.  Payments made during the nine months ended October 28, 2017 and October 29, 2016 were $6.0 million and $5.9 million, respectively. These expenses are included in selling, general and administrative (“SG&A”) in the consolidated statements of comprehensive income.

The Blackstone Group owns a majority equity position in Excel Trust, Inc., Blackstone Real Estate DDR Retail Holdings III, LLC and Blackstone Real Estate RC Retail Holdings, LLC, vendors we utilize to lease certain properties. Payments associated with these vendors during the third quarters of fiscal 2017 and fiscal 2016 were $1.9 million and $1.4 million, respectively. Payments made during the nine months ended October 28, 2017 and October 29, 2016 were $5.1 million and $3.5 million, respectively. These expenses are included in cost of sales and occupancy expense in the consolidated statements of comprehensive income.

Certain affiliates of The Blackstone Group have significant influence over US Xpress Enterprises, Inc., a vendor we utilize for transportation services. Payments associated with this vendor during the third quarters of fiscal 2017 and fiscal 2016 were $0.3 million and $0.2 million, respectively. Payments made during the nine months ended October 28, 2017 and October 29, 2016 were $0.7 million.  These expenses are recognized in cost of sales and occupancy expense in the consolidated statements of comprehensive income as the sales are incurred.

Two of our current directors, Joshua Bekenstein and Peter F. Wallace, are affiliates of Bain Capital or The Blackstone Group. As such, some or all of such directors may have an indirect material interest in payments with respect to debt securities of the Company that have been purchased by affiliates of Bain Capital and The Blackstone Group. As of October 28, 2017, affiliates of The Blackstone Group held $71.7 million of our Amended Term Loan Credit Facility.

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

Michaels Stores, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	October 28,	January 28,	October 29,
ASSETS	2017	2017	2016
Current assets:
Cash and equivalents	$176,007	$294,054	$145,217
Merchandise inventories	1,404,206	1,127,777	1,394,092
Prepaid expenses and other current assets	131,695	116,072	147,796
Total current assets	1,711,908	1,537,903	1,687,105
Property and equipment, net	401,892	413,164	412,202
Goodwill	119,074	119,074	119,074
Other assets	72,036	73,201	68,401
Total assets	$2,304,910	$2,143,342	$2,286,782

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$674,222	$517,268	$714,198
Accrued liabilities and other	399,363	395,745	385,102
Current portion of long-term debt	140,125	31,125	24,900
Other current liabilities	60,884	123,258	36,263
Total current liabilities	1,274,594	1,067,396	1,160,463
Long-term debt	2,707,120	2,723,187	2,734,758
Other liabilities	108,112	103,972	103,615
Total stockholders’ deficit	(1,784,916)	(1,751,213)	(1,712,054)
Total liabilities and stockholders’ deficit	$2,304,910	$2,143,342	$2,286,782

Michaels Stores, Inc.

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	13 Weeks Ended		39 Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016
Net sales	$1,240,196	$1,227,206	$3,471,352	$3,446,438
Cost of sales and occupancy expense	756,088	760,598	2,117,100	2,124,383
Gross profit	484,108	466,608	1,354,252	1,322,055
Selling, general and administrative	328,855	318,438	969,793	937,849
Store pre-opening costs	952	1,704	2,592	4,238
Operating income	154,301	146,466	381,867	379,968
Interest and other expense	32,460	38,689	95,261	103,207
Income before income taxes	121,841	107,777	286,606	276,761
Income taxes	41,806	31,232	98,601	93,149
Net income	$80,035	$76,545	$188,005	$183,612

Other comprehensive income, net of tax:
Foreign currency translation adjustment and other	(4,418)	(3,650)	4,254	5,800
Comprehensive income	$75,617	$72,895	$192,259	$189,412

Michaels Stores, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	39 Weeks Ended
	October 28,	October 29,
	2017	2016
Cash flows from operating activities:
Net cash provided by operating activities	$109,782	$148,191

Cash flows from investing activities:
Additions to property and equipment	(72,640)	(82,163)
Acquisition of Lamrite West, net of cash acquired	—	(151,100)
Purchase of long-term investment	—	(1,325)
Net cash used in investing activities	(72,640)	(234,588)

Cash flows from financing activities:
Net repayments of debt	(266,875)	(54,450)
Net borrowings of debt	357,200	42,000
Payment of dividend to Michaels Funding, Inc.	(245,514)	(156,529)
Other financing activities	—	(4,057)
Net cash used in financing activities	(155,189)	(173,036)

Net change in cash and equivalents	(118,047)	(259,433)
Cash and equivalents at beginning of period	294,054	404,650
Cash and equivalents at end of period	$176,007	$145,217

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

All of the “Company”, “us”, “we”, “our”, and similar expressions are references to The Michaels Companies, Inc. (“Michaels”) and our consolidated wholly-owned subsidiaries, including Lamrite West, Inc. (“Lamrite”) which was acquired in fiscal 2016, unless otherwise expressly stated or the context otherwise requires.

We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31. All references to fiscal year mean the year in which that fiscal year began. References to “fiscal 2017” relate to the 53 weeks ending February 3, 2018 and references to “fiscal 2016” relate to the 52 weeks ended January 28, 2017. In addition, all references to “the third quarter of fiscal 2017” relate to the 13 weeks ended October 28, 2017 and all references to “the third quarter of fiscal 2016” relate to the 13 weeks ended October 29, 2016. Finally, all references to “the nine months ended October 28, 2017” relate to the 39 weeks ended October 28, 2017 and all references to “the nine months ended October 29, 2016” relate to the 39 weeks ended October 29, 2016. Because of the seasonal nature of our business, the results of operations for the 13 and 39 weeks ended October 28, 2017 are not indicative of the results to be expected for the entire year.

Overview

We are the largest arts and crafts specialty retailer in North America (based on store count) providing materials, project ideas and education for creative activities under the retail brands of Michaels, Aaron Brothers and Pat Catan’s. We also operate an international wholesale business under the Darice brand name and a market-leading vertically-integrated custom framing business under the Artistree brand name. As of October 28, 2017, we operated 1,237 Michaels stores, 98 Aaron Brothers stores and 36 Pat Catan’s stores.

Net sales for the third quarter of fiscal 2017 increased 1.1% compared to the same period in the prior year. The increase in net sales was due to the opening of 16 additional Michaels stores (net of closures) since October 29, 2016 and a 1.0% increase in comparable store sales. Gross profit as a percent of net sales increased 100 basis points to 39.0% during the third quarter of fiscal 2017 due to our sourcing initiatives that began in fiscal 2016 and the timing of distribution-related costs, partially offset by an increase in inventory shrink. Operating income as a percent of net sales increased 50 basis points to 12.4%  for the third quarter of fiscal 2017 as compared to 11.9% in the same period in the prior year. The increase was primarily due to the increase in gross profit margin.

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

Operating Information

The following table sets forth certain operating data:

	13 Weeks Ended		39 Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016
Michaels stores:
Open at beginning of period	1,230	1,209	1,223	1,196
New stores	8	14	16	30
Relocated stores opened	4	4	12	14
Closed stores	(1)	(2)	(2)	(5)
Relocated stores closed	(4)	(4)	(12)	(14)
Open at end of period	1,237	1,221	1,237	1,221

Aaron Brothers stores:
Open at beginning of period	101	112	109	117
Closed stores	(3)	—	(11)	(5)
Open at end of period	98	112	98	112

Pat Catan's stores:
Open at beginning of period	35	35	35	—
Acquired stores	—	—	—	32
New stores	1	—	1	3
Open at end of period	36	35	36	35
Total store count at end of period	1,371	1,368	1,371	1,368

Other Operating Data:
Average inventory per Michaels store (in thousands) (1)	$1,028	$1,040	$1,028	$1,040
Comparable store sales	1.0%	(2.0)%	0.1%	(0.2)%
Comparable store sales, at constant currency	0.5%	(2.0)%	0.0%	0.1%

(1)	The calculation of average inventory per Michaels store excludes our Aaron Brothers and Pat Catan’s stores.

Results of Operations

The following table sets forth the percentage relationship to net sales of line items of our consolidated statements of comprehensive income. This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes.

	13 Weeks Ended		39 Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and occupancy expense	61.0	62.0	61.0	61.6
Gross profit	39.0	38.0	39.0	38.4
Selling, general and administrative	26.6	26.0	28.0	27.2
Store pre-opening costs	0.1	0.1	0.1	0.1
Operating income	12.4	11.9	11.0	11.0
Interest expense	2.6	2.6	2.7	2.8
Losses on early extinguishments of debt and refinancing costs	—	0.6	—	0.2
Other (income) expense, net	—	—	—	—
Income before income taxes	9.8	8.8	8.2	8.0
Income taxes	3.4	2.5	2.8	2.7
Net income	6.4%	6.2%	5.4%	5.3%

13 Weeks Ended October 28, 2017 Compared to the 13 Weeks Ended October 29, 2016

Net Sales. Net sales increased $13.0 million for the third quarter of fiscal 2017, or 1.1%, compared to the third quarter of fiscal 2016. The increase in net sales was due to an $11.2 million increase related to 16 additional Michaels stores opened (net of closures) since October 29, 2016 and an $11.4 million increase in comparable store sales. Comparable store sales increased 1.0%, or 0.5% at constant exchange rates, due to an increase in our average ticket, partially offset by a decrease in customer transactions. Wholesale revenue decreased $8.6 million primarily due to the timing differences between new customer acquisitions and the expected decline in sales from legacy customers as a result of the Lamrite acquisition in fiscal 2016.

Gross Profit. Gross profit was 39.0% of net sales for the third quarter of fiscal 2017 compared to 38.0% for the third quarter of fiscal 2016. The 100 basis point increase was primarily due to our sourcing initiatives that began in fiscal 2016, the timing of distribution-related costs and $0.7 million of non-recurring purchase accounting adjustments related to inventory recorded in the prior year.  The increase was partially offset by an increase in inventory shrink.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) was 26.6% of net sales for the third quarter of fiscal 2017 compared to 26.0% for the third quarter of fiscal 2016. SG&A increased $10.7 million to $329.3 million for the third quarter of fiscal 2017. The increase was primarily due to a  $5.0 million increase in incentive-based compensation, a $3.7 million increase in marketing expenses, $2.6 million of higher healthcare costs and $2.3 million of expenses associated with operating 16 additional Michaels stores (net of closures). The increase was partially offset by $1.6 million of Lamrite integration costs recorded in the prior year.

Interest Expense. Interest expense increased $1.3 million to $32.8 million for the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016. The increase was primarily attributable to $0.9 million associated with increased borrowings and a higher interest rate on our senior secured asset-based revolving credit facility (“Amended Revolving Credit Facility”) and $0.5 million associated with a higher interest rate on our term loan credit facility (“Amended Term Loan Credit Facility”).

Losses on Early Extinguishments of Debt and Refinancing Costs. We recorded a loss on the early extinguishment of debt of $6.9 million during the third quarter of fiscal 2016 related to the refinancing of our term loan credit facility.

Income Taxes. The effective tax rate was 34.3% for the third quarter of fiscal 2017 compared to 29.0% for the third quarter of fiscal 2016. The effective tax rate was higher than the same period in the prior year primarily due to certain federal tax credits recognized in the prior year and an increase in state taxes, partially offset by benefits realized associated with our direct sourcing initiatives that began in the second half of fiscal 2016.

39 Weeks Ended October 28, 2017 Compared to the 39 Weeks Ended October 29, 2016

Net Sales. Net sales increased $24.9 million for the first nine months of fiscal 2017, or 0.7%, compared to the first nine months of fiscal 2016. The increase in net sales was due to a $37.1 million increase related to 16 additional Michaels stores opened (net of closures) since October 29, 2016 and a $4.5 million increase in comparable store sales. Comparable store sales increased 0.1% (flat at constant exchange rates) primarily due to an increase in our average ticket. Wholesale revenue decreased $15.2 million due to the timing differences between new customer acquisitions and the expected decline in sales from legacy customers as a result of the Lamrite acquisition in fiscal 2016.

Gross Profit. Gross profit was 39.0% of net sales for the first nine months of fiscal 2017 compared to 38.4% for the first nine months of fiscal 2016. The 60 basis point increase was primarily due to our sourcing initiatives that began in fiscal 2016, the timing of distribution-related costs and $2.9 million of non-recurring purchase accounting adjustments related to inventory recorded in the prior year. The increase was partially offset by an increase in inventory shrink.

Selling, General and Administrative. SG&A was 28.0% of net sales for the first nine months of fiscal 2017 compared to 27.2% for the first nine months of fiscal 2016. SG&A increased $31.5 million to $970.6 million for the first nine months of fiscal 2017. The increase was due to a $14.9 million increase in incentive-based compensation, a $9.0 million increase in marketing expenses, $8.1 million of expenses associated with operating 16 additional Michaels stores (net of closures) and $6.8 million of higher healthcare costs. The increase was partially offset by $7.6 million of Lamrite integration costs recorded in the prior year.

Interest Expense. Interest expense decreased $1.4 million to $94.3 million for the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016. The decrease was primarily attributable to $1.1 million of interest savings due to the refinancing of our Amended Term Loan Credit Facility in the third quarter of fiscal 2016 and $0.4 million of interest savings related to the refinancing of our Amended Revolving Credit Facility in the second quarter of fiscal 2016.

Losses on Early Extinguishments of Debt and Refinancing Costs. We recorded a loss on the early extinguishment of debt of $7.3 million in the first nine months of fiscal 2016, consisting of $6.9 million related to the refinancing of our term loan credit facility and $0.4 million related to the refinancing of our senior secured asset-based revolving credit facility.

Income Taxes. The effective tax rate was 34.4% for the first nine months of fiscal 2017 compared to 33.6% for the same period in the prior year. The effective tax rate was higher than the same period in the prior year primarily due to certain federal tax credits recognized in the prior year and an increase in state taxes, partially offset by benefits realized associated with our direct sourcing initiatives that began in the second half of fiscal 2016.

Liquidity and Capital Resources

We require cash principally for day-to-day operations, to finance capital investments, purchase inventory, service our outstanding debt and for seasonal working capital needs. We expect that our available cash, cash flow generated from operating activities and funds available under our Amended Revolving Credit Facility will be sufficient to fund planned capital expenditures, working capital requirements, debt repayments, debt service requirements and anticipated growth for the foreseeable future. Our ability to satisfy our liquidity needs and continue to refinance or reduce debt could be adversely affected by the occurrence of any of the events described under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 or our failure to meet our debt covenants. Our Amended Revolving Credit Facility provides senior secured financing of up to $850.0 million, subject to a borrowing base. As of October 28, 2017, the borrowing base was $850.0 million, of which we had $65.3 million of outstanding standby letters of credit and $675.7 million of unused borrowing capacity. Our cash and cash equivalents totaled $176.8 million at October 28, 2017, of which $68.4 million was held by our foreign subsidiaries. If it were necessary to repatriate these funds for use in the U.S., we would be required to pay U.S. taxes in excess of foreign tax credits on the amount distributed out of the earnings and profits of our foreign subsidiaries. However, it is our intent to indefinitely reinvest these funds outside the U.S.

In June 2017, the Board of Directors authorized a new share repurchase program for the Company to purchase $500.0 million of the Company’s common stock on the open market. The share repurchase program does not have an expiration date, and the timing and number of repurchase transactions under the program will depend on market conditions, corporate considerations, debt agreements and regulatory requirements. Shares repurchased under the program are held as treasury shares until retired. During the nine months ended October 28, 2017, we repurchased 12.7 million shares under our share repurchase programs for an aggregate amount of $249.5 million, including $99.4 million repurchased under our previous authorization. As of October 28, 2017, we had $350.0 million of availability remaining under our current program.

We had total outstanding debt of $2,863.8 million at October 28, 2017, of which $2,353.8 million was subject to variable interest rates and $510.0 million was subject to fixed interest rates.

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

Cash Flow from Operating Activities

Cash flows provided by operating activities were $106.4 million in the first nine months of fiscal 2017 compared to $136.5 million in the first nine months of fiscal 2016. The decrease was primarily due to the timing of vendor payments, partially offset by $7.6 million of Lamrite integration costs recorded in the prior year.

Inventory at the end of the third quarter of fiscal 2017 increased $10.1 million, or 0.7%, to $1,404.2 million, compared to $1,394.1 million at the end of the third quarter of fiscal 2016. The increase in inventory was primarily due to additional inventory associated with the operation of 16 additional Michaels stores (net of closures). Average inventory per Michaels store (inclusive of distribution centers, in-transit and inventory for the Company’s e-commerce site) decreased 1.2% to $1,028,000 at October 28, 2017 from $1,040,000 at October 29, 2016.

Cash Flow from Investing Activities

The following table includes capital expenditures paid during the periods presented (in thousands):

	39 Weeks Ended
	October 28,	October 29,
	2017	2016
New and relocated stores including stores not yet opened (1)	$12,055	$17,810
Existing stores	23,483	35,395
Information systems	23,929	18,144
Corporate and other	13,173	10,814
	$72,640	$82,163

(1)

In the first nine months of fiscal 2017, we incurred capital expenditures related to the opening of 28 Michaels stores, including the relocation of 12 stores, and the opening of one Pat Catan’s store. In the first nine months of fiscal 2016, we incurred capital expenditures related to the opening of 44 Michaels stores, including the relocation of 14 stores, and the opening of three Pat Catan’s stores.

Non-GAAP Measures

The following table sets forth certain non-GAAP measures used by the Company to manage our performance and measure compliance with certain debt covenants. The Company defines “EBITDA” as net income before interest, income taxes, depreciation and amortization. The Company defines “Adjusted EBITDA” as EBITDA adjusted for certain defined amounts in accordance with the Company’s Amended Term Loan Credit Facility and Amended Revolving Credit Facility (together the “Senior Secured Credit Facilities”).

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

The following table shows a reconciliation of EBITDA and Adjusted EBITDA to net income and net cash used in operating activities (in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016
Net cash provided by operating activities	$110,462	$160,940	$106,427	$136,516
Depreciation and amortization	(28,809)	(28,211)	(86,232)	(86,679)
Share-based compensation	(7,675)	(5,294)	(18,232)	(11,884)
Debt issuance costs amortization	(1,274)	(1,548)	(3,823)	(5,308)
Accretion of long-term debt, net	127	93	379	217
Deferred income taxes	(754)	(9,487)	(529)	(10,106)
Losses on early extinguishments of debt and refinancing costs	—	(6,887)	—	(7,292)
Losses on disposition of property and equipment	—	(21)	—	(56)
Excess tax benefits from share-based compensation	—	214	—	7,485
Changes in assets and liabilities	7,683	(33,340)	189,540	159,948
Net income	79,760	76,459	187,530	182,841
Interest expense	32,818	31,538	94,305	95,711
Income taxes	41,640	31,181	98,314	92,692
Depreciation and amortization	28,809	28,211	86,232	86,679
Interest income	(190)	(68)	(443)	(521)
EBITDA	182,837	167,321	465,938	457,402
Adjustments:
Losses on early extinguishments of debt and refinancing costs	—	6,887	—	7,292
Share-based compensation	7,675	5,294	18,232	11,884
Severance costs	285	2,181	862	3,101
Store pre-opening costs	952	1,704	2,592	4,238
Store remodel costs	424	905	1,401	895
Foreign currency transaction (gains) losses	(355)	146	1,092	694
Store closing costs	109	924	2,122	3,076
Lamrite integration costs	—	1,586	—	7,605
Other (1)	952	910	2,451	2,470
Adjusted EBITDA	$192,879	$187,858	$494,690	$498,657

(1)	Other adjustments primarily relate to items such as moving and relocation expenses, franchise taxes, sign on bonuses and certain legal expenses.

Disclosure Regarding Forward-Looking Information

The above discussion, as well as other portions of this Quarterly Report on Form 10-Q, contains forward-looking statements that reflect our plans, estimates and beliefs. Statements regarding sufficiency of capital resources and planned uses of excess cash flow as well as any other statements contained herein (including, but not limited to, statements to the effect that Michaels or its management “anticipates”, “plans”, “estimates”, “expects”, “believes”, “intends” and other similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our Annual Report. Such forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance or achievements to be materially different from anticipated results, prospects, performance or achievements expressed or implied by such forward-looking statements. Most of these factors are outside of our control and are difficult to predict. Such risks and uncertainties include, but are not limited to the following:

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

•

affiliates of or funds advised by the Sponsors own approximately 40% of the outstanding shares of our common stock and as a result will have the ability to strongly influence our decisions, and they may have interests that differ from those of other stockholders.

For more details on factors that may cause actual results to differ materially from such forward-looking statements see the Risk Factors section of our Annual Report. Except as required by applicable law, we disclaim any intention to, and undertake no obligation to, update or revise any forward-looking statement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We are exposed to fluctuations in exchange rates between the U.S. and Canadian dollar, which is the functional currency of our Canadian subsidiaries. Our sales, costs and expenses of our Canadian subsidiaries, when translated into U.S. dollars, can fluctuate due to exchange rate movement. A 10% increase or decrease in the exchange rate of the Canadian dollar would have increased or decreased net income by approximately $10 million for the 39 weeks ended October 28, 2017.

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our Amended Term Loan Credit Facility and our Amended Revolving Credit Facility. The interest rates on our Amended Term Loan Credit Facility and our Amended Revolving Credit Facility will reprice periodically, which will impact our earnings and cash flow. The interest rate on our 2020 Senior Subordinated Notes is fixed. Based on our overall interest rate exposure to variable rate debt outstanding as of October 28, 2017, a 1% change in interest rates would impact income before income taxes by approximately $24 million for fiscal 2017. A 1% change in interest rates would impact the fair value of our long-term fixed rate debt by approximately $17 million. A change in interest rates would not materially affect the fair value of our variable rate debt as the debt reprices periodically.

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

Change in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended October 28, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides certain information with respect to our purchases of shares of the Company’s common stock during the third quarter of fiscal 2017:

				Approximate Dollar Value
			Total Number of	of Shares That May
			Shares Purchased	Yet Be Purchased
	Total Number of	Average Price	as Part of Publicly	Under the Plan (b)
Period	Shares Purchased (a)	Paid per Share	Announced Plan (b)	(in thousands)
July 30, 2017 - August 26, 2017	2,425,944	$20.13	2,417,647	$350,001
August 27, 2017 - September 30, 2017	101,408	21.61	—	350,001
October 1, 2017 - October 28, 2017	751	21.01	—	350,001
Total	2,528,103	$20.19	2,417,647	$350,001

(a)

These amounts reflect the following transactions during the third quarter of fiscal 2017: (i) the repurchase of 2,417,647 shares as part of our publicly announced share repurchase program and (ii) the surrender of shares of common stock to the Company to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards.

(b)

In June 2017, the Board of Directors authorized the Company to purchase up to $500.0 million of the Company’s common stock on the open market. The share repurchase program does not have an expiration date. The Company has retired and intends to continue to retire shares repurchased under the program.

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

Date: December 1, 2017