Form 10-K
period 2018-02-03
Michaels Companies, Inc.
filed 2018-03-22
CIK 1593936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2018

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

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10‑K.

The Michaels Companies, Inc. is a large accelerated filer.

The Michaels Companies, Inc. is not a shell company or emerging growth company (as defined in Rule 12b-2 of the Exchange Act).

The aggregate market value of The Michaels Companies, Inc.’s common stock held by non-affiliates as of July 29, 2017 was approximately $2,139,635,655 based upon the closing sales price of $19.88 quoted on The NASDAQ Global Select Market as of July 28, 2017. For this purpose, directors and officers have been assumed to be affiliates.

As of March 16, 2018,  181,932,563 shares of The Michaels Companies, Inc.’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant will incorporate by reference information required in response to Part III, items 10-14, from its definitive proxy statement for its annual meeting of shareholders, to be held on June 13, 2018.

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

With $5,362.0 million in sales in fiscal 2017, the Company is the largest arts and crafts specialty retailer in North America (based on store count) providing materials, project ideas and education for creative activities. Our mission is to inspire and enable customer creativity, create a fun and rewarding place to work, foster meaningful connections with our communities and lead the industry in growth and innovation. With crafting classes, store events, project sheets, store displays, mobile applications and online videos, we offer a shopping experience that can inspire creativity and build confidence in our customers’ artistic abilities.

On February 2, 2016, we completed the acquisition of Lamrite West, Inc. and certain of its affiliates and subsidiaries (“Lamrite”) for $150.0 million, prior to certain purchase price adjustments, utilizing our existing cash on hand. Lamrite operates an international wholesale business under the Darice brand name (“Darice”) and 36 arts and crafts retail stores (32 as of the acquisition date), located primarily in Ohio and the surrounding states, under the Pat Catan’s brand name (“Pat Catan’s”). We acquired Lamrite to enhance our private brand development capabilities, accelerate our direct sourcing initiatives and strengthen our business-to-business capabilities.

As of February 3, 2018, we operated 1,238 Michaels retail stores in 49 states and Canada, with approximately 18,000 average square feet of selling space per store. We operated 97 Aaron Brothers stores in eight states, with approximately 5,500 average square feet of selling space and 36 Pat Catan’s stores in five states, with approximately 32,000 average square feet of selling space.

Merchandising

Michaels. Each Michaels store offers approximately 45,000 basic and seasonal stock-keeping units (“SKUs”) in a number of product categories. The following table shows a breakdown of sales for Michaels stores by department as a percentage of total net sales:

	Fiscal Year
	2017	2016	2015
General crafts	49%	50%	52%
Home décor and seasonal	23	22	21
Framing	16	17	17
Papercrafting	12	11	10
	100%	100%	100%

We have product development, sourcing and design teams focused on quality, innovation and cost mitigation. Our internal product development and global sourcing teams position us to continue delivering a differentiated level of innovation, quality and value to our customers. Our global sourcing network allows us to control new product introductions, maintain quality standards, monitor delivery times, and manage product costs and inventory levels to enhance profitability. In an industry with few well-known national brands, our private brands are recognized as a leader in many categories. We continue to expand our private brands and improve the selection of products we design, develop and deliver to our customers. In fiscal 2016, we acquired Lamrite as part of our strategy to enhance our private brand and direct sourcing capabilities. Our private brands totaled approximately 58% of net sales in fiscal 2017 and include, among others, Recollections®, Studio Decor®, Bead Landing®, Creatology®, Ashland®, Celebrate It®, ArtMinds®, Artist’s Loft®, Craft Smart®, Loops & Threads®, Make Market®, Foamies®, LockerLookz®, Imagin8® and Sticky Sticks®.

We continue to search for ways to leverage our position as a market leader by establishing strategic partnerships and exclusive product relationships to provide our customers with exciting merchandise. We have partnerships with popular brands such as Crayola, Elmer’s and Cricut. We will continue to explore opportunities to form future partnerships and exclusive product associations.

Aaron Brothers. Each Aaron Brothers store offers approximately 5,600 SKUs, including photo frames, a full line of ready-made frames, art prints, framed art, art supplies and custom framing services. The merchandising strategy for our Aaron Brothers stores is to provide an upscale framing assortment in an appealing environment with attentive customer service.

Pat Catan’s. Each Pat Catan’s store offers approximately 57,000 SKUs, including an assortment of kids craft items, fine art supplies, yarn, floral supplies, fabric, home décor, bakeware, seasonal and wedding related merchandise. The merchandising strategy for our Pat Catan’s stores is to provide a wide variety of affordably priced craft supplies.

Darice. We operate an international wholesale business under the Darice brand name. Darice sources products from domestic and foreign suppliers for resale to a variety of retail outlets worldwide, including our Michaels and Pat Catan’s stores.  Darice offers approximately  55,000 SKUs consisting of a wide range of craft and hobby items.  We also develop Darice branded products carried by both Company owned and third-party stores reflecting the breadth of our product line and our ability to distribute and source quality products at competitive prices.

E-commerce. While we expect e-commerce to remain a relatively small portion of our business, we believe it provides an important avenue to communicate with our customers in an interactive way that reinforces the Michaels brand and drives traffic to our stores and websites. We continue to strengthen our omnichannel offering with the expansion of existing sites, including Michaels.com and ConsumerCrafts.com, and the introduction of new platforms, including the Michaels app, which more effectively connects our store and online experience, and Framerspointe.com, an online custom framing solution.

Purchasing and Inventory Management

We purchase merchandise from a variety of different vendors through our wholly-owned subsidiary, Michaels Stores Procurement Company, Inc. We believe our buying power and ability to make centralized purchases enable us to acquire products on favorable terms. Centralized merchandising management teams negotiate with vendors in an attempt to obtain the lowest net merchandise costs and to improve product mix and inventory levels. In fiscal 2017, there were no vendors or sourcing agents accounting for more than 10% of total purchases.

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

The majority of the products sold in our stores are manufactured in Asia. Goods manufactured in Asia generally require long lead times and are ordered three to four months in advance of delivery. Those products are either imported directly by us or acquired from distributors based in the U.S.

Our automated replenishment system uses perpetual inventory records to analyze on-hand SKU quantities by store, as well as other pertinent information such as sales forecasts, seasonal selling patterns, promotional events and vendor lead times, to generate recommended merchandise reorder information. These recommended orders are reviewed daily and purchase orders are delivered electronically to our vendors and our distribution centers. In addition to improving our store in-stock position, these systems enable us to better forecast merchandise ordering quantities for our vendors and give us the ability to identify, order and replenish the stores’ merchandise. These systems also allow us to react more quickly to sales trends and allow our store team members to devote more time to customer service, thereby improving inventory productivity and sales opportunities.

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

Our moulding manufacturing plant, located in Kernersville, North Carolina, converts lumber into finished frame moulding that is used at our regional processing centers to fulfill custom framing orders for our stores. We manufacture approximately 34% of the moulding that we process and import approximately 48% from quality manufacturers in Brazil, Indonesia, Malaysia, China and Italy.

During fiscal 2017, we operated four regional processing centers located in City of Industry, California; DFW Airport, Texas; Kernersville, North Carolina; and Mississauga, Ontario. Combined, these facilities occupy approximately 579,000 square feet and, in fiscal 2017, processed 28.1 million linear feet of frame moulding and 4.1 million individual custom cut mats and foam boards for our stores. Our precut mats and custom frame supplies are packaged and distributed out of our DFW Airport regional processing center.

Distribution

We currently operate eight distribution centers to supply our stores with merchandise. Approximately 91% of our stores’ merchandise receipts are shipped through the distribution network with the remainder shipped directly from vendors to stores. Our distribution centers are located in California, Florida, Illinois, Ohio, Pennsylvania, Texas and Washington. We also utilize a third-party fulfillment center for our e-commerce merchandise.

Our distribution facilities use warehouse management and control software systems to maintain and support product purchase decisions. Store replenishment order selection is performed using pick-to-light and radio frequency processing technologies. Product is delivered to stores using both a dedicated fleet of trucks and contract carriers.

Marketing

We employ a multi-faceted marketing strategy to increase brand awareness, acquire new customers, improve customer retention and increase frequency of shopping. We communicate with our current and prospective customers through multiple vehicles, including direct mail, newspaper inserts, television, radio, digital advertising and email.

We continue to develop and leverage our customer data analytic capabilities to drive a more customer-centric strategy through targeted marketing and promotions.  We believe that targeted marketing and promotions play an important role in today’s retail environment, including social media, email and in-store events.  Our rewards program, Michaels Rewards, which launched in July 2016, is an important tool to increase retention of existing customers and enhance their loyalty to the Michaels brand. Michaels Rewards continues to grow and has surpassed 24 million customers. Michaels Rewards offers customers tailored, exclusive offers and events such as sneak peeks for new product, early alerts for big sales, and receipt-free returns. The program adds to our customer database and, over time, will allow us to target our marketing and promotions more effectively.

Seasonality

Our business is highly seasonal, with higher sales in the third and fourth fiscal quarters. Our fourth quarter, which includes the Holiday selling season, has on average accounted for approximately 34% of our net sales and approximately 46% of our operating income.

Our Industry

According to internal market research, approximately 55% of U.S. households participated in at least one crafting project during 2016, which represented approximately 68 million households. This research indicated that crafting activities continue to grow in popularity and market size has expanded to approximately $36 billion. We believe the broad, multi-generational appeal, high personal attachment and the low-cost, project-based nature of crafting creates a loyal, resilient following consistent with the research insights.

Store Expansion and Relocation

The following table shows our total store growth for the last five years:

	Fiscal Year
	2017	2016	2015	2014	2013
Michaels stores:
Open at beginning of period	1,223	1,196	1,168	1,136	1,099
New stores	17	32	30	32	40
Relocated stores opened	12	14	17	13	14
Closed stores	(2)	(5)	(2)	—	(3)
Relocated stores closed	(12)	(14)	(17)	(13)	(14)
Open at end of period	1,238	1,223	1,196	1,168	1,136

Aaron Brothers stores:
Open at beginning of period	109	117	120	121	125
New stores	—	1	—	5	—
Relocated stores opened	—	—	—	—	2
Closed stores	(12)	(9)	(3)	(6)	(5)
Relocated stores closed	—	—	—	—	(1)
Open at end of period	97	109	117	120	121

Pat Catan's stores:
Open at beginning of period	35	—	—	—	—
Acquired stores	—	32	—	—	—
New stores	1	3	—	—	—
Relocated stores opened	—	1	—	—	—
Relocated stores closed	—	(1)	—	—	—
Open at end of period	36	35	—	—	—
Total store count at end of period	1,371	1,367	1,313	1,288	1,257

We believe, based on an internal real estate and market penetration study of Michaels stores, that the combined U.S. and Canadian markets can support between 1,400 and 1,500 Michaels stores. We plan to open approximately 36 Michaels stores, including approximately 17 relocations in fiscal 2018. We continue to pursue a store relocation program to improve the real estate location quality and performance of our store base. During fiscal 2018, we plan to close up to five  Michaels stores. Many of our store closings are stores that have reached the end of their lease term. We believe our ongoing store evaluation process results in strong performance across our store base.

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

Our Michaels store operating model, which is based on historical store performance, assumes an average store size of approximately 18,000 selling square feet. Our fiscal 2017 average initial net investment, which varies by site and specific store characteristics, was $1.0 million per Michaels store, including store build-out costs, pre-opening expenses and average first year inventory.

Employees

As of February 3, 2018, we employed approximately 49,000 team members, approximately 37,000 of whom were employed on a part-time basis. The number of part-time team members substantially increases during the Holiday selling season. Of our full-time team members, approximately 4,400 are engaged in various executive, operating, training, distribution and administrative functions in our support center, division offices, administrative offices and distribution centers and the remainder are engaged in store operations. None of our team members are subject to a collective bargaining agreement.

Competition

We are the largest arts and crafts specialty retailer in North America based on store count. The market in which we compete is highly fragmented and includes stores across the U.S. and Canada operated primarily by small, independent retailers along with a few regional and national chains. We believe customers choose where to shop based upon store location, breadth of selection, price, quality of merchandise, availability of product and customer service. We compete with many different types of retailers and classify our competition within the following categories:

•

Multi-store chains. This category consists of several multi-store chains, each operating more than 100 stores, including: Hobby Lobby Stores, Inc., which operates more than 800 stores in 47 states; Jo-Ann Stores, Inc., which operates approximately 850 stores in 49 states; and A.C. Moore Arts & Crafts, Inc., which operates approximately 130 stores primarily in the Eastern U.S. We believe all of these chains are smaller than Michaels with respect to net sales.

•

Mass merchandisers. This category of retailers typically dedicate a portion of their selling space to a limited selection of home décor, arts and crafts supplies and seasonal merchandise, but they do seek to capitalize on the latest trends by stocking products that are complementary to those trends and their current merchandise offerings. These mass merchandisers generally have limited customer service staffs with minimal experience in crafting projects.

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

Foreign Sales

Substantially all of our international business is in Canada, which accounted for approximately 9% of total sales in fiscal 2017, fiscal 2016 and fiscal 2015. Approximately 7% of our assets were located outside of the U.S. in fiscal 2017, 8% of our assets in fiscal 2016 and 7% of our assets in fiscal 2015. See Note 12 to the consolidated financial statements for net sales and total assets by country.

Trademarks and Service Marks

As of February 3, 2018, we own or have rights to trademarks, service marks or trade names we use in connection with the operation of our business, including “Aaron Brothers”, “Artistree”, “Darice”, “Lamrite”, “Michaels”, “Michaels the Arts and Crafts Store”, “Pat Catan’s”, “Recollections”, “Make Creativity Happen”, “Where Creativity Happens”, and the stylized Michaels logo. We have registered our primary private brands including Recollections®, Studio Decor®, Bead Landing®, Creatology®, Ashland®, Celebrate It®, ArtMinds®, Artist’s Loft®, Craft Smart®, Loops & Threads®, Make Market®, Foamies®, LockerLookz®, Imagin8® and Sticky Sticks® and various sub-brands associated with these primary marks. Solely for convenience, some of the trademarks, service marks and trade names referred to in this Annual Report on Form 10-K are listed without the copyright, trademark and registered trademark symbols, but we will assert, to the fullest extent under applicable law, our rights to our copyrights, trademarks, service marks, trade names and domain names.

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

ITEM 1A.  RISK FACTORS.

Our business is subject to various risks and uncertainties. The risks described below are those we believe are the material risks we face. Any of the risk factors described below, as well as risks not currently known to us, could significantly and adversely affect our business, cash flows, financial condition, results of operations, liquidity or access to sources of financing.

We face risks related to the effect of economic uncertainty.

In the event of an economic downturn or slow recovery, our growth, prospects, results of operations, cash flows and financial condition could be adversely impacted. Our stores offer arts and crafts supplies and products for the crafter and custom framing for the do-it-yourself home decorator, which are viewed as discretionary items. Pressure on discretionary income brought on by economic downturns and slow recoveries, including housing market declines, rising energy prices and weak labor markets, may cause consumers to reduce the amount they spend on discretionary items. The inherent uncertainty related to predicting economic conditions makes it difficult for us to accurately forecast future demand trends, which could cause us to purchase excess inventories, resulting in increases in our inventory carrying cost, or limit our ability to satisfy customer demand and potentially lose market share.

We face risks related to our substantial indebtedness.

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk associated with our variable rate debt and prevent us from meeting our obligations under our notes and credit facilities. As of February 3, 2018, we had total outstanding debt of $2,742.4 million, of which $2,232.4 million was subject to variable interest rates and $510.0 million was subject to fixed interest rates. As of February 3, 2018, we had $716.6 million of additional borrowing capacity (after giving effect to $63.4 million of letters of credit then outstanding) under our Amended Revolving Credit Facility. Our substantial indebtedness could have important consequences to us, including:

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

Changes in customer demand could materially adversely affect our sales, results of operations and cash flow.

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

Unforeseen public health issues, such as pandemics and epidemics, and geo‑political events, such as civil unrest in a country in which our suppliers are located or terrorist or military activities disrupting transportation, communication or utility systems, as well as natural disasters such as hurricanes, tornadoes, floods, earthquakes and other adverse weather and climate conditions, whether occurring in the U.S. or abroad, particularly during peak seasonal periods, could disrupt our operations or the operations of one or more of our vendors, or could severely damage or destroy one or more of our stores or distribution facilities located in the affected areas. For example, day‑to‑day operations, particularly our ability to receive products from our vendors or transport products to our stores, could be adversely affected, or we could be required to close stores or distribution centers in the affected areas or in areas served by the affected distribution center. These factors could also cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and global financial markets and economy. Such occurrences could significantly impact our operating results and financial performance. For example, during fiscal 2017, more than 100 of our stores were impacted by weather related to Hurricane Harvey and Irma, resulting in closures and an estimated $10 million in lost sales.

We have experienced a data breach in the past and any future failure to adequately maintain security and prevent unauthorized access to electronic and other confidential information could result in an additional data breach which could materially adversely affect our reputation, financial condition and operating results.

The protection of our customer, team members and Company data is critically important to us. Our customers and team members have a high expectation that we will adequately safeguard and protect their sensitive personal information. We have become increasingly centralized and dependent upon automated information technology processes. In addition, a large portion of our business operations is conducted electronically, increasing the risk of attack or interception that could cause loss or misuse of data, system failures or disruption of operations. This risk has increased with the launch of our e‑commerce platform in fiscal 2014. Improper activities by third parties, exploitation of encryption technology, new data‑hacking tools and discoveries and other events or developments may result in a future compromise or breach of our networks, payment card terminals or other payment systems. In particular, the techniques used by criminals to obtain unauthorized access to sensitive data change frequently and often are not recognized until launched against a target; accordingly, we may be unable to anticipate these techniques or implement adequate preventative measures. Any failure to maintain the security of our customers’ sensitive information, or data belonging to ourselves or our suppliers, could put us at a competitive disadvantage, result in deterioration of our customers’ confidence in us, and subject us to potential litigation, liability, fines and penalties, resulting in a possible material adverse impact on our financial condition and results of operations. While we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses and would not remedy damage to our reputation. There can be no assurance that we will not suffer a criminal attack in the future, that unauthorized parties will not gain access to personal information, or that any such incident will be discovered in a timely manner.

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

Our growth depends on our ability to increase comparable store sales and to open new stores.

We anticipate our sales growth will primarily come from increasing comparable store sales. Profitability growth would then depend significantly on our ability to improve gross margin. Another business strategy is to continue to expand our base of retail stores. We may be unable to continue our store growth strategy if we cannot identify suitable sites for additional stores, negotiate acceptable leases, access sufficient capital to support store growth, or hire and train a sufficient number of qualified team members. If we are unable to accomplish these strategies, our ability to increase our sales, profitability and cash flow could be impaired.

Damage to the reputation of the Michaels brand or our private and exclusive brands could adversely affect our sales.

We believe the Michaels brand name and many of our private and exclusive brand names are powerful sales and marketing tools and we devote significant resources to promoting and protecting them. To be successful in the future, we must continue to preserve, grow and utilize the value of Michaels’ reputation. Reputational value is based in large part on perceptions of subjective qualities, and even isolated incidents may erode trust and confidence. In addition, we develop and promote private and exclusive brands, which we believe have generated national recognition. Our Michaels private brands totaled approximately 58% of net sales in fiscal 2017. Damage to the reputations (whether or not justified) of our brand names could arise from product failures, data privacy or security incidents, litigation or various forms of adverse publicity (including adverse publicity generated as a result of a vendor’s or a supplier’s failure to comply with general social accountability practices), especially in social media outlets, and may generate negative customer sentiment, potentially resulting in a reduction in our sales and earnings.

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

Proposed changes in tax regulations may also change our effective tax rate as our business is subject to a combination of applicable tax rates in the various countries, states and other jurisdictions in which we operate. On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act changes U.S. tax law and includes numerous provisions that affect our business, including reducing our corporate tax rate from 35% to 21% effective January 1, 2018. The Tax Act also introduces changes that impact business-related exclusions, deductions and credits. We are continuing to evaluate the impact of the Tax Act on our business and results of operations. Many of the income tax effects of the Tax Act that we have accounted for in fiscal 2017 are based on reasonable estimates and are provisional. See Note 9 to the consolidated financial statements for additional information. The U.S. Treasury is expected to issue additional regulations and guidance in connection with the Tax Act, which may alter interpretations of its provisions and change our preliminary analysis and conclusions. Any changes in regulations or additional guidance could adversely affect our provision for income taxes.

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

We depend on our management information systems for many aspects of our business, including our perpetual inventory, automated replenishment and weighted-average cost stock ledger systems which are necessary to properly forecast, manage, analyze and record our inventory. The Company may be subject to information technology system failures and network disruptions. These may be caused by natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, denial‑of‑service attacks, computer viruses, physical or electronic break‑ins, or similar events or disruptions. System redundancy may be ineffective or inadequate, and the Company’s disaster recovery planning may not be sufficient for all eventualities. Such failures or disruptions could prevent access to our online services and preclude store transactions. System failures and disruptions could also impede the manufacturing and shipping of products, transactions processing and financial reporting. Additionally, we may be materially adversely affected if we are unable to improve, upgrade, maintain, and expand our systems.

Improvements to our supply chain may not be fully successful.

An important part of our efforts to achieve efficiencies, cost reductions and sales and cash flow growth is the identification and implementation of improvements to our supply chain, including merchandise ordering, transportation, direct sourcing initiatives and receipt processing. We continue to implement enhancements to our distribution systems and processes, which are designed to improve efficiency throughout the supply chain and at our stores. If we are unable to successfully implement significant changes, this could disrupt our supply chain, which could have a material adverse impact on our results of operations.

We are exposed to fluctuations in exchange rates between the U.S. and Canadian dollar, which is the functional currency of our Canadian subsidiaries.

Our Canadian operating subsidiaries purchase inventory in U.S. dollars, which is sold in Canadian dollars and exposes us to foreign exchange rate fluctuations. In addition, our customers at border locations can be sensitive to cross‑border price differences. Substantial foreign currency fluctuations could adversely affect our business. In fiscal 2017, exchange rates had a positive impact on our consolidated operating results due to a 6% increase in the Canadian exchange rate.

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

Any difficulty in executing or integrating an acquisition, a business combination or a major business initiative may result in our inability to achieve anticipated benefits from these transactions in the time frame that we anticipate, or at all, which could adversely affect our business or results of operations. Such transactions may also disrupt the operation of our current activities and divert management's attention from other business matters. In addition, the Company’s current credit agreements place certain limited constraints on our ability to make an acquisition or enter into a business combination, and future borrowing agreements could place tighter constraints on such actions.

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

We are subject to regulations by a variety of federal, state and international regulatory authorities, including the Consumer Product Safety Commission. In fiscal 2017, we purchased merchandise from approximately 650 vendors. Since a majority of our merchandise is manufactured in foreign countries, one or more of our vendors may not adhere to product safety requirements or our quality control standards, and we may not identify the deficiency before merchandise ships to our stores. Any issues of product safety, including but not limited to those manufactured in foreign countries, could cause us to recall some of those products. If our vendors fail to manufacture or import merchandise that adheres to our quality control standards, our reputation and brands could be damaged, potentially leading to increases in customer litigation against us. Furthermore, to the extent we are unable to replace any recalled products, we may have to reduce our merchandise offerings, resulting in a decrease in sales, especially if a recall occurs near or during a seasonal period. If our vendors are unable or unwilling to recall products failing to meet our quality standards, we may be required to recall those products at a substantial cost to us. Moreover, changes in product safety or other consumer protection laws could lead to increased costs to us for certain merchandise, or additional labor costs associated with readying merchandise for sale. Long lead times on merchandise ordering cycles increase the difficulty for us to plan and prepare for potential changes to applicable laws. The Consumer Product Safety Improvement Act of 2008 imposes significant requirements on manufacturing, importing, testing and labeling requirements for our products. In the event that we are unable to timely comply with regulatory changes or regulators do not believe we are complying with current regulations applicable to us, significant fines or penalties could result and could adversely affect our reputation, results of operations, cash flow and financial condition.

Our total assets include intangible assets, goodwill and substantial amounts of property and equipment. Changes in estimates or projections used to assess the fair value of these assets, or operating results that are lower than our current estimates at certain store locations, may cause us to incur impairment charges that could adversely affect our results of operation.

Our total assets include intangible assets, goodwill and substantial amounts of property and equipment. We make certain estimates and projections in connection with impairment analyses for these long lived assets, in accordance with Financial Accounting Standards Board Accounting Standards Codification ("ASC") 360, "Property, Plant and Equipment", and ASC 350, "Intangibles—Goodwill and Other". We also review the carrying value of these assets for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We will record an impairment loss when the carrying value of the underlying asset, asset group or reporting unit exceeds its fair value. These calculations require us to make a number of estimates and projections of future results. If these estimates or projections change, we may be required to record additional impairment charges on certain of these assets. If these impairment charges are significant, our results of operations would be adversely affected.

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

Although we are no longer a “controlled company”, the Sponsors continue to beneficially own approximately 40% of our outstanding common stock as of February 3, 2018. For so long as the Sponsors continue to hold a significant portion of our outstanding common stock, the Sponsors may continue to be able to strongly influence or effectively control our decisions.

Because our executive officers hold or may hold restricted shares or option awards that will vest upon a change of control, these officers may have interests in us that conflict with yours.

Our executive officers hold or may hold restricted shares and options to purchase shares that would automatically vest upon a change of control. As a result, these officers may view certain change of control transactions more favorably than an investor due to the vesting opportunities available to them and, as a result, may have an economic incentive to support a transaction that may not be viewed as favorable by other stockholders.

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

Delaware law and provisions in our certificate of incorporation and bylaws could make it harder for a third party to acquire us, even if doing so might be beneficial to our stockholders. These provisions include limitations on our stockholders’ ability to act by written consent. In addition, our Board has the right to issue preferred stock without stockholder approval that could be used to dilute a potential hostile acquirer. Our certificate of incorporation imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock other than the Sponsors, who own approximately 40% of our outstanding common stock as of February 3, 2018. As a result, you may lose your ability to sell your stock for a price in excess of the prevailing market price due to these protective measures and efforts by stockholders to change the direction or management of the Company may be unsuccessful.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES

We lease substantially all of the sites for our Michaels, Aaron Brothers and Pat Catan’s stores, with the majority of our stores having initial lease terms of approximately 10 years. The leases are generally renewable, with increases in lease rental rates. Lessors have made leasehold improvements to prepare our stores for opening under a majority of our existing leases. As of February 3, 2018, in connection with stores that we plan to open or relocate in future fiscal years, we had signed approximately 49 leases for Michaels stores. Management believes our facilities are suitable and adequate for our business as presently conducted.

As of February 3, 2018, we leased the following non-store facilities:

Locations	Square Footage
Distribution centers:
Hazleton, Pennsylvania	692,000
Jacksonville, Florida	506,000
Lancaster, California	763,000
Centralia, Washington	718,000
New Lenox, Illinois	693,000
Haslet, Texas	433,000
City of Commerce, California (Aaron Brothers)	174,000
Strongsville, Ohio (Darice warehouse)	287,000
4,266,000
Artistree:
DFW Airport, Texas (regional processing and fulfillment operations center)	271,000
Kernersville, North Carolina (manufacturing plant and regional processing center)	156,000
City of Industry, California (regional processing center) (1)	90,000
Mississauga, Ontario (regional processing center)	62,000
579,000
Office space:
Irving, Texas (corporate office support center)	296,000
Strongsville, Ohio (Lamrite office support center)	557,000
Atlanta, Georgia (Darice showroom)	6,000
Mississauga, Ontario (Canadian regional office)	3,000
Kowloon Bay, Hong Kong	4,000
Ningbo, China	17,000
883,000

Coppell, Texas (new store staging warehouse)	82,000
5,810,000

(1)	Closed in the first quarter of fiscal 2018.

The following table indicates the number of our retail stores located in each state or province as of February 3, 2018:

	Number of Stores
State/Province	Michaels	Aaron Brothers	Pat Catan's	Total
Alabama	12			12
Alaska	3			3
Alberta	23			23
Arizona	27	2		29
Arkansas	5			5
British Columbia	17			17
California	137	64		201
Colorado	23	2		25
Connecticut	21			21
Delaware	5			5
District of Columbia	1			1
Florida	83			83
Georgia	35	1		36
Idaho	7			7
Illinois	43			43
Indiana	18		1	19
Iowa	8			8
Kansas	8			8
Kentucky	12			12
Louisiana	15			15
Maine	3			3
Manitoba	4			4
Maryland	26			26
Massachusetts	32			32
Michigan	35		1	36
Minnesota	23			23
Mississippi	7			7
Missouri	21			21
Montana	5			5
Nebraska	6			6
Nevada	10	3		13
New Brunswick	3			3
New Hampshire	11			11
New Jersey	32			32
New Mexico	4			4
New York	63			63
Newfoundland and Labrador	1			1
North Carolina	36			36
North Dakota	3			3
Nova Scotia	7			7
Ohio	32		26	58
Oklahoma	7			7
Ontario	60			60
Oregon	15	2		17
Pennsylvania	48		7	55
Prince Edward Island	1			1
Quebec	16			16
Rhode Island	4			4
Saskatchewan	3			3
South Carolina	15			15
South Dakota	2			2
Tennessee	17			17
Texas	86	17		103
Utah	13			13
Vermont	2			2
Virginia	37			37
Washington	23	6		29
West Virginia	4		1	5
Wisconsin	17			17
Wyoming	1			1
Total	1,238	97	36	1,371

ITEM 3.  LEGAL PROCEEDINGS.

Information regarding legal proceedings is incorporated by reference from Note 13 to the consolidated financial statements.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on The NASDAQ Global Select Market under the symbol “MIK”. As of February 3, 2018, there were approximately 377 holders of record of our common stock. The following table sets forth the high and low sales price per share for the periods indicated of our common stock:

	Fiscal Year
	2017		2016
	High	Low	High	Low
First Quarter	$24.16	$19.00	$29.56	$20.25
Second Quarter	$23.53	$17.25	$31.37	$25.52
Third Quarter	$24.24	$18.91	$26.57	$22.11
Fourth Quarter	$27.87	$17.72	$25.57	$19.25

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

Performance Graph

The following graph shows a comparison of cumulative total return to holders of The Michaels Companies, Inc.’s common shares against the cumulative total return of the S&P 500 Index and S&P 500 Retail Index from June 27, 2014 (the date the Company’s stock commenced trading on the NASDAQ Global Select Market) through February 3, 2018. The comparison of the cumulative total returns for each investment assumes that $100 was invested in The Michaels Companies, Inc. common shares and the respective indices on June 27, 2014 through February 3, 2018 including reinvestment of any dividends. Historical share price performance should not be relied upon as an indication of future share price performance.

	6/27/2014	1/31/2015	1/30/2016	1/28/2017	2/3/2018
The Michaels Companies, Inc.	$100.00	$151.76	$128.24	$115.06	$153.71
S&P 500 Index	100.00	103.10	102.41	123.78	152.05
S&P 500 Retail Index	100.00	108.50	97.18	102.61	111.11

ITEM 6.  SELECTED FINANCIAL DATA.

The following financial information for the five most recent fiscal years has been derived from our consolidated financial statements. This information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere herein.

	Fiscal Year(1)
	2017	2016(2)	2015	2014	2013
	(in thousands, except earnings per share, other operating and store count data)
Results of Operations Data:
Net sales	$5,361,960	$5,197,292	$4,912,782	$4,738,144	$4,569,792
Operating income (3)	735,390	715,280	720,604	626,529	610,402
Interest expense	129,116	126,270	139,405	198,409	214,497
Losses on early extinguishments of debt and refinancing costs	—	7,292	8,485	74,312	14,420
Net income (4)	390,498	378,159	362,912	217,395	243,430
Earnings per common share:
Basic	$2.11	$1.84	$1.75	$1.07	$1.39
Diluted	$2.10	$1.82	$1.72	$1.05	$1.36
Weighted-average common shares outstanding:
Basic	184,281	204,735	206,845	203,229	174,797
Diluted	185,566	206,354	209,346	207,101	178,628
Balance Sheet Data:
Cash and equivalents	$425,896	$298,813	$409,391	$378,295	$238,864
Merchandise inventories	1,123,288	1,127,777	1,002,607	958,171	901,308
Total current assets	1,676,982	1,542,805	1,507,723	1,423,778	1,237,336
Total assets	2,300,215	2,147,640	2,031,287	1,961,108	1,767,132
Total current liabilities	957,945	1,024,224	912,860	889,632	825,556
Current portion of long-term debt	24,900	31,125	24,900	24,900	16,400
Long-term debt	2,701,764	2,723,187	2,744,942	3,089,781	3,633,279
Total liabilities	3,809,710	3,846,066	3,755,382	4,072,633	4,549,414
Stockholders’ deficit	(1,509,495)	(1,698,426)	(1,724,095)	(2,111,525)	(2,782,282)
Other Operating Data:
Average net sales per selling square foot (5)	$224	$223	$223	$220	$218
Comparable store sales	0.9%	(0.5)%	1.8%	1.7%	2.9%
Comparable store sales, at constant currency	0.7%	(0.4)%	3.2%	2.4%	3.4%
Total selling square footage (in thousands)	23,749	23,539	22,068	21,605	21,108
Stores Open at End of Year:
Michaels	1,238	1,223	1,196	1,168	1,136
Aaron Brothers	97	109	117	120	121
Pat Catan's	36	35	—	—	—
Total stores open at end of year	1,371	1,367	1,313	1,288	1,257

(1)	Fiscal 2017 consisted of 53 weeks while all other periods presented consisted of 52 weeks.
(2)	Fiscal 2016 results of operations includes $11.4 million of non-recurring purchase accounting adjustments and integration costs related to the acquisition of Lamrite on February 2, 2016.
(3)	Fiscal 2014 operating income includes a $32.3 million charge associated with the IPO primarily related to a $30.2 million fee paid to certain related parties to terminate our management agreement.
(4)	Net income for fiscal 2017 includes $8.5 million of additional income tax expense as a result of the Tax Cuts and Jobs Act.
(5)

The calculation of average net sales per selling square foot includes only Michaels comparable stores. Aaron Brothers, which is a smaller store model, and Pat Catan’s, which is a larger store model, are excluded from the calculation.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31. All references to fiscal year mean the year in which that fiscal year began. References to “fiscal 2017” relate to the 53 weeks ended February 3, 2018, references to “fiscal 2016” relate to the 52 weeks ended January 28, 2017 and references to “fiscal 2015” relate to the 52 weeks ended January 30, 2016.

Michaels Stores, Inc. (“MSI”) is headquartered in Irving, Texas and was incorporated in the state of Delaware in 1983. In July 2013, MSI was reorganized into a holding company structure and The Michaels Companies, Inc. (the “Company”) was incorporated in Delaware in connection with the reorganization.

Fiscal 2017 Overview

With $5,362.0 million in net sales in fiscal 2017, we are the largest arts and crafts specialty retailer in North America (based on store count) providing materials, project ideas and education for creative activities, under the retail brands of Michaels, Aaron Brothers and Pat Catan’s. We also operate an international wholesale business under the Darice brand name and a market-leading vertically-integrated custom framing business under the Artistree brand name. At February 3, 2018, we operated 1,238 Michaels stores, 97 Aaron Brothers stores and 36 Pat Catan’s stores.

Financial highlights for fiscal 2017 include the following:

•

Net sales increased to $5,362.0 million, a 3.2% improvement over last year, primarily driven by $78.6 million associated with the 53rd week in fiscal 2017 and the opening of 15 additional Michaels stores (net of closures).

•	Comparable store sales increased 0.9%, or 0.7%, at constant exchange rates.

•	Our Michaels retail stores’ private brand merchandise drove approximately 58% of net sales in fiscal 2017 compared to 57% of net sales in fiscal 2016.

•	We reported operating income of $735.4 million, an increase of 2.8% from the prior year, including $11.4 million of purchase accounting adjustments and integration costs recorded in the prior year.

•

As a result of the Tax Cuts and Jobs Act (the “Tax Act”), we recorded an $8.5 million charge which includes provisional adjustments of $10.8 million related to repatriation taxes for accumulated earnings of foreign subsidiaries and $3.8 million related to the revaluation of net deferred tax assets, partially offset by a $6.1 million benefit due to a decrease in the federal statutory tax rate from 35% to 21%.

•	We reported net income of $390.5 million, an increase of 3.3% from the prior year.

•

Adjusted EBITDA, a non-GAAP measure that is a required calculation in our debt agreements, improved by 1.8%, from $872.7 million in fiscal 2016 to $888.5 million in fiscal 2017 (see “Management Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures”).

•	We recognized approximately $46 million of cost savings in fiscal 2017 as a result of sourcing initiatives that began in fiscal 2016.

•	Our Board of Directors authorized the Company to purchase an additional $500.0 million of the Company’s common stock on the open market.

In fiscal 2017, we made significant progress implementing our strategic initiatives, including:

•

the expansion of our integrated MAKE brand campaign, intended to leverage the growing customer trends of “do-it-yourself” and “personalization” while also positioning Michaels in a more contemporary light;

•

strengthening our omnichannel offering with the refresh and expansion of existing sites, including Michaels.com and ConsumerCrafts.com, and the introduction of new platforms, including the Michaels app, which more effectively connects our store and online experience, and Framerspointe.com, an online custom framing solution;

•

supporting the growth of our e-commerce businesses by diversifying how we deliver product to customers through the launch of ship from store and the introduction of buy online, pick up in store in several markets, reducing our dependence on third-party fulfillment services to improve the customer experience and, ultimately, reduce our fulfillment costs;

•

offering customers a more experiential shopping experience in Michaels stores, with an expanded selection of free classes and MakeBreaks, which give customers opportunities to try simple projects and Make for themselves;

•	the upgrade of our POS system in all U.S. stores, providing customers with a faster checkout experience and providing us with new promotional capabilities;

•	the enhancement of our merchandise assortment through channel leading, trend-right product and exclusive partnerships, including Martha Stewart®, Disney® and Caron CakesTM;

•

the presentation of a stronger value statement to customers with the expansion of our Every Day Value program, increased use of clear, even-dollar price points for key items, and the introduction of a new price match guarantee program; and

•	generating meaningful product cost savings as part of our Fuel for Growth efforts, and supporting these efforts with the expansion of our Darice Global Sourcing team in China.

Fiscal 2018 Outlook

In fiscal 2018, we intend to continue to expand our industry leadership through innovation and strategic initiatives such as:

•	expanding our digital platforms to capture more market share in the arts and crafts channel;

•	creating a more seamless omnichannel shopping experience for customers with the expansion of buy online, pick up in store throughout the U.S. and additional enhancements to the Michaels app;

•	launching customer-centric, holistic online solutions to help customers bring their important celebrations to life;

•

investing in our technology and supply chain to build a foundation that will enable us to fully insource e‑commerce fulfillment in fiscal 2019, reducing our fulfillment costs and improving operational efficiencies;

•	leveraging our size and scale to curate our assortment, both in-store and online, to offer customers more newness, more exclusives and trend-right product;

•	creating flexible merchandising space in more stores to highlight new product and present stronger, more cohesive seasonal product statements to customers;

•

further strengthening our value perception through the expansion of our Every Day Value program, increased utilization of clear, even dollar price points, and the introduction of a new bulk program on Michaels.com;

•	investing in new data analytic capabilities to help us leverage our extensive customer database to drive a more customer-centric strategy;

•	repositioning our Aaron Brothers brand as a store-within-a-store to provide custom framing services in all Michaels stores and rebranding Framerspointe.com to AaronBrothers.com; and

•	generating meaningful cost savings through our ongoing Fuel for Growth efforts.

Comparable Store Sales

Comparable store sales represents the change in net sales for stores open the same number of months in the comparable period of the previous year, including stores that were relocated or expanded during either period, as well as e-commerce sales. A store is deemed to become comparable in its 14th month of operation in order to eliminate grand opening sales distortions. A store temporarily closed more than two weeks is not considered comparable during the month it is closed. If a store is closed longer than two weeks but less than two months, it becomes comparable in the month in which it reopens, subject to a mid-month convention. A store closed longer than two months becomes comparable in its 14th month of operation after its reopening. As of the beginning of fiscal 2017, Pat Catan’s stores met the requirements for inclusion in comparable store sales. Comparable store sales exclude the impact of the 53rd week in fiscal 2017.

Results of Operations

The following table sets forth the percentage relationship to net sales of line items of our consolidated statements of comprehensive income. This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes.

	Fiscal Year
	2017	2016	2015
Net sales	100.0%	100.0%	100.0%
Cost of sales and occupancy expense	60.3	61.0	59.9
Gross profit	39.7	39.0	40.1
Selling, general and administrative	25.9	25.2	25.3
Store pre-opening costs	0.1	0.1	0.1
Operating income	13.7	13.8	14.7
Interest expense	2.4	2.4	2.8
Losses on early extinguishments of debt and refinancing costs	—	0.1	0.2
Other expense (income), net	—	—	—
Income before income taxes	11.3	11.2	11.6
Income taxes	4.0	3.9	4.3
Net income	7.3%	7.3%	7.4%

Fiscal 2017 Compared to Fiscal 2016

Net Sales. Net sales increased $164.7 million in fiscal 2017, or 3.2%, compared to fiscal 2016. The increase in net sales was due to $78.6 million associated with the 53rd week in fiscal 2017,  a $49.9 million increase primarily related to 15 additional Michaels stores opened (net of closures) since January 28, 2017 and a $47.8 million increase in comparable store sales. Comparable store sales increased 0.9% compared to fiscal 2016, or 0.7% at constant exchange rates, due to an increase in average ticket and an increase in customer transactions. Wholesale revenue decreased $11.3 million primarily due to the timing differences between new customer acquisitions and the expected decline in sales from legacy customers as a result of the Lamrite acquisition in fiscal 2016.

Gross Profit. Gross profit was 39.7% of net sales in fiscal 2017 compared to 39.0% in fiscal 2016.  The 70 basis point increase was primarily due to our sourcing initiatives that began in fiscal 2016, occupancy cost leverage as a result of the 53rd week in fiscal 2017 and $4.0 million of non-recurring purchase accounting adjustments related to inventory recorded in the prior year.  The increase was partially offset by an increase in shrink and distribution related costs.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) was 25.9% of net sales in fiscal 2017 compared to 25.2% in fiscal 2016. SG&A increased $82.3 million to $1,390.4 million in fiscal 2017. The increase was due to a $37.6 million increase in incentive-based compensation, a $23.5 million increase in payroll related expenses primarily due to the 53rd week in fiscal 2017, $9.9 million of higher healthcare costs, a $5.3 million increase in marketing expenses and $3.5 million of expenses primarily associated with operating 15 additional Michaels stores (net of closures). The increase was partially offset by  $7.4 million of Lamrite integration costs recorded in the prior year.

Interest Expense. Interest expense increased $2.8 million to $129.1 million in fiscal 2017 compared to fiscal 2016. The increase was primarily due to $4.4 million in additional interest related to the 53rd week in fiscal 2017 and a higher interest rate on our senior secured term loan facility (“Amended Term Loan Credit Facility”). The increase was partially offset by $1.1 million of interest savings due to the refinancing of our term loan credit facility in the third quarter of fiscal 2016 and $0.4 million in interest savings related to the refinancing of the senior secured asset-based revolving credit facility in the second quarter of fiscal 2016.

Losses on Early Extinguishments of Debt and Refinancing Costs. We recorded a loss on the early extinguishment of debt of $7.3 million during fiscal 2016, consisting of $6.9 million related to the amendment of our term loan credit facility and $0.4 million related to the refinancing of our senior secured asset-based revolving credit facility.

Income Taxes. The effective tax rate for fiscal 2017 was 35.5% compared to 35.0% in the prior year. The effective tax rate for fiscal 2017 was higher than the prior year due to an  $8.5 million charge as a result of the enactment of the Tax Act. The charge consists of provisional adjustments of $10.8 million related to repatriation taxes for accumulated earnings of foreign subsidiaries and $3.8 million related to the revaluation of net deferred tax assets, partially offset by a $6.1 million benefit due to a decrease in the federal statutory tax rate from 35% to 21%. In addition, we realized tax benefits associated with our direct sourcing initiatives that began in the second half of fiscal 2016 and $3.2 million of excess tax benefits in fiscal 2017 associated with the adoption of a new accounting standard related to share-based compensation.

Fiscal 2016 Compared to Fiscal 2015

Net Sales. Net sales increased $284.5 million in fiscal 2016, or 5.8%, compared to fiscal 2015. The increase in net sales was due to a $232.3 million increase related to the acquisition of Lamrite in fiscal 2016 and a $75.1 million increase primarily related to 27 additional Michaels stores opened (net of closures) since January 30, 2016. The increase was partially offset by a $22.9 million decrease in comparable store sales. Comparable store sales decreased 0.5% compared to fiscal 2015 due to a decrease in customer transactions, partially offset by an increase in average ticket.

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

Selling, General and Administrative. SG&A was 25.2% of net sales in fiscal 2016 compared to 25.3% in fiscal 2015. SG&A increased $65.1 million to $1,308.1 million in fiscal 2016 due primarily to $72.4 million of expenses related to Lamrite, including $7.4 million of integration costs, a $14.9 million increase in payroll-related costs, $10.7 million of costs primarily associated with operating 27 additional Michaels stores (net of closures) and $9.0 million of costs to create flexible space in our stores to present new and seasonally relevant merchandise. The increase was partially offset by a $45.6 million decrease in performance-based compensation.

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

Losses on Early Extinguishments of Debt and Refinancing Costs. We recorded a loss on the early extinguishment of debt of $7.3 million during fiscal 2016, consisting of $6.9 million related to the amendment of our term loan credit facility and $0.4 million related to the refinancing of our revolving credit facility.  During fiscal 2015, we recorded a loss on the early extinguishment of debt of $8.5 million related to the redemption of our remaining outstanding PIK Notes and the partial prepayment of our Term Loan Credit Facility maturing in 2020 (“Additional Term Loan”), consisting of $4.4 million to write off related debt issuance costs, $3.6 million of redemption premiums and a $0.5 million write-off of the unamortized net discount of the Additional Term Loan.

Income Taxes. The effective tax rate for fiscal 2016 was 35.0% compared to 36.6% in the prior year. The effective tax rate for fiscal 2016 was lower than the prior year primarily due to benefits realized associated with our direct sourcing initiatives implemented in the current year and a decrease in state taxes.

Liquidity and Capital Resources

We require cash principally for day-to-day operations, to finance capital investments, purchase inventory, service our outstanding debt and for seasonal working capital needs. We expect that our available cash, cash flow generated from operating activities and funds available under our Amended Revolving Credit Facility (as defined below) will be sufficient to fund planned capital expenditures, working capital requirements, debt repayments, debt service requirements and anticipated growth for the foreseeable future. Our ability to satisfy our liquidity needs and continue to refinance or reduce debt could be adversely affected by the occurrence of any of the events described under “Item 1A. Risk Factors” or our failure to meet our debt covenants as described below. Our Amended Revolving Credit Facility provides senior secured financing of up to $850.0 million, subject to a borrowing base. As of February 3, 2018, the borrowing base was $780.0 million, of which we had no outstanding borrowings, $63.4 million of outstanding standby letters of credit and $716.6 million of unused borrowing capacity. Our cash and cash equivalents totaled $425.9 million at February 3, 2018.

In June 2017, the Board of Directors authorized a new share repurchase program for the Company to purchase $500.0 million of the Company’s common stock on the open market. The share repurchase program does not have an expiration date, and the timing and number of repurchase transactions under the program will depend on market conditions, corporate considerations, debt agreements and regulatory requirements. Shares repurchased under the program are held as treasury shares until retired. During fiscal 2017, we repurchased 12.7 million shares under our share repurchase programs for an aggregate amount of $249.5 million, including $99.4 million repurchased under our previous authorization. As of February 3, 2018, we had $350.0 million of availability remaining under our current program.

We had total outstanding debt of $2,742.4 million at February 3, 2018, of which $2,232.4 million was subject to variable interest rates and $510.0 million was subject to fixed interest rates.

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

Cash Flow from Operating Activities

Cash flows provided by operating activities were $523.6 million in fiscal 2017, a decrease of $40.8 million from fiscal 2016. The decrease was primarily due to  a $24.3 million increase related to the timing of interest payments during fiscal 2017 and an increase in vendor payments, partially offset by $7.4 million of Lamrite integration costs recorded in the prior year.

Inventory decreased 0.4% to $1,123.3 million at February 3, 2018, from $1,127.8 million at January 28, 2017. Average inventory per Michaels store (inclusive of distribution centers, in-transit and inventory for the Company’s e‑commerce site) decreased 1.9% to $810,000 at February 3, 2018, from $826,000 at January 28, 2017.  The decrease in average inventory was primarily related to our sourcing initiatives that began in fiscal 2016.

Cash Flow from Investing Activities

The following table includes capital expenditures paid during the periods presented (in thousands):

	Fiscal Year
	2017	2016	2015
New and relocated stores and stores not yet opened (1)	$19,419	$22,489	$30,315
Existing stores	35,940	47,290	48,289
Information systems	47,894	27,584	32,228
Corporate and other	24,577	17,099	13,088
	$127,830	$114,462	$123,920

(1)

In fiscal 2017, we incurred capital expenditures related to the opening of 29 Michaels stores, including the relocation of 12 stores, and the opening of one Pat Catan’s store. In fiscal 2016, we incurred capital expenditures related to the opening of 46 Michaels stores, including the relocation of 14 stores, and the opening of one Aaron Brothers store and four Pat Catan’s stores, including the relocation of one Pat Catan’s store. In fiscal 2015, we incurred capital expenditures related to the opening of 47 Michaels stores, including the relocation of 17 stores.

We currently estimate that our capital expenditures will be $160 million to $170 million in fiscal 2018. We plan to invest in the infrastructure necessary to support the further development of our business. In fiscal 2018, we plan to open approximately 36 new Michaels stores, including approximately 17 relocations.

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

As of February 3, 2018, the Amended Term Loan Credit Facility provides for senior secured financing of $2,232.4 million. MSI has the right under the Amended Term Loan Credit Facility to request additional term loans (a) in the aggregate amount of up to $750.0 million or (b) at MSI’s election, an amount of additional term loans if the consolidated secured debt ratio (as defined in the Amended Term Loan Credit Facility) is no more than 3.25 to 1.00 on a pro forma basis as of the last day of the most recently ended four quarter period, subject to certain adjustments. The lenders under the Amended Term Loan Credit Facility will not be under any obligation to provide any such additional term loans, and the incurrence of any such additional term loans is subject to customary conditions.

Borrowings under the Amended Term Loan Credit Facility bear interest at a rate per annum, at MSI’s option, of either (a) a margin of 1.75% plus a base rate defined as the highest of (1) the prime rate of Deutsche Bank, (2) the federal funds effective rate plus 0.5%, and (3) the one-month London Interbank Offered Rate (“LIBOR”) plus 1% or (b) a margin of 2.75% plus the applicable LIBOR. The applicable margin is 1.50% for base rate loans and 2.50% for LIBOR loans if our consolidated secured debt ratio is below 1.50:1.00 for the applicable quarter.

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

MSI is required to make scheduled quarterly payments equal to 0.25% of the original principal amount of the term loans (subject to adjustments relating to the incurrence of additional term loans) for the first six years and three quarters of the Amended Term Loan Credit Facility, with the balance to be paid on January 28, 2023.

All obligations under the Amended Term Loan Credit Facility are unconditionally guaranteed, jointly and severally, by Michaels Funding, Inc. (“Holdings”) and all of MSI’s existing domestic material subsidiaries and are required to be guaranteed by certain of MSI’s future domestic wholly-owned material subsidiaries (“the Subsidiary Guarantors”). All obligations under the Amended Term Loan Credit Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the assets of Holdings, MSI and the Subsidiary Guarantors, including:

•

a first-priority pledge of MSI’s capital stock and all of the capital stock held directly by MSI and the Subsidiary Guarantors (which pledge, in the case of any foreign subsidiary or foreign subsidiary holding company, is limited to 65% of the voting stock of such foreign subsidiary or foreign subsidiary holding company and 100% of the non-voting stock of such subsidiary);

•

a first-priority security interest in, and mortgages on, substantially all other tangible and intangible assets of Holdings, MSI and each Subsidiary Guarantor, including substantially all of MSI’s and the Subsidiary Guarantors owned real property and equipment, but excluding, among other things, the collateral described below; and

•

a second-priority security interest in personal property consisting of inventory and related accounts, cash, deposit accounts, all payments received by Holdings, MSI or the Subsidiary Guarantors from credit card clearinghouses and processors or otherwise in respect of all credit card charges and debit card charges for sales of inventory by Holdings, MSI and the Subsidiary Guarantors, and certain related assets and proceeds of the foregoing.

The Amended Term Loan Credit Facility contains a number of negative covenants that are substantially similar to, but more restrictive in certain respects than, those governing the 2020 Senior Subordinated Notes (as defined below), as well as certain other customary representations and warranties, affirmative and negative covenants and events of default. As of February 3, 2018, MSI was in compliance with all covenants.

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

The 2020 Senior Subordinated Notes and the related guarantees are MSI’s and the guarantors’ unsecured senior subordinated obligations and are (i) subordinated in right of payment to all of MSI’s and the guarantors’ existing and future senior debt, including the Senior Secured Credit Facilities; (ii) rank equally in right of payment to all of MSI’s and the guarantors’ future senior subordinated debt; (iii) effectively subordinated to all of MSI’s and the guarantors’ existing and future secured debt (including the Senior Secured Credit Facilities) to the extent of the value of the assets securing such debt; (iv) rank senior in right of payment to all of the MSI’s and the guarantors’ existing and future debt and other obligations that are, by their terms, expressly subordinated in right of payment to the 2020 Senior Subordinated Notes; and (v) are structurally subordinated to all obligations of MSI’s subsidiaries that are not guarantors of the 2020 Senior Subordinated Notes.

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

Upon a change in control, MSI is required to offer to purchase all of the 2020 Senior Subordinated Notes at a price in cash equal to 101% of the aggregate principal amount, plus any unpaid interest. The indenture governing the 2020 Senior Subordinated Notes (“2020 Senior Subordinated Indenture”) contains covenants limiting MSI’s ability, and the ability of MSI’s restricted subsidiaries, to incur or guarantee additional debt, prepay debt that is subordinated to the 2020 Senior Subordinated Notes, issue stock of subsidiaries, make certain investments, loans, advances and acquisitions, create liens on MSI’s and such subsidiaries’ assets to secure debt, enter into transactions with affiliates, merge or consolidate with another company; and sell or otherwise transfer assets. The covenants also limit MSI’s ability, and the ability of MSI’s restricted subsidiaries, to pay dividends or distributions on MSI’s capital stock or repurchase MSI’s capital stock, subject to certain exceptions, including dividends, distributions and repurchases up to an amount in excess of (i) $100.0 million plus (ii) a basket that builds based on 50% of MSI’s consolidated net income (as defined in the 2020 Senior Subordinated Indenture) and certain other amounts, in each case, to the extent such payment capacity is not applied as otherwise permitted under the 2020 Senior Subordinated Indenture and subject to certain conditions. However, there are no limitations on dividends and certain other restricted payments so long as (a) no default shall have occurred and be continuing and (b) immediately after giving pro forma effect to such restricted payment(s) and the application of proceeds therefrom, the consolidated total leverage ratio is less than or equal to 3.25 to 1.00. As of February 3, 2018, the permitted restricted payment amount was $873.7 million. As of February 3, 2018, MSI was in compliance with all covenants.

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

As of February 3, 2018 the borrowing base was $780.0 million of which MSI had availability of $716.6 million. Borrowing capacity is available for letters of credit and borrowings on same-day notice. Outstanding standby letters of credit as of February 3, 2018 totaled $63.4 million.

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

MSI is required to pay a commitment fee on the unutilized commitments under the Amended Revolving Credit Facility, which is 0.25% per annum. In addition, MSI must pay customary letter of credit fees and agency fees.

All obligations under the Amended Revolving Credit Facility are unconditionally guaranteed, jointly and severally, by Holdings and the Subsidiary Guarantors. All obligations under the Amended Revolving Credit Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the assets of Holdings, MSI and the Subsidiary Guarantors, including:

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

•

a second-priority pledge of all of MSI’s capital stock and the capital stock held directly by MSI and the Subsidiary Guarantors (which pledge, in the case of the capital stock of any foreign subsidiary or foreign subsidiary holding company, is limited to 65% of the voting stock of such foreign subsidiary or foreign subsidiary holding company and 100% of the non-voting stock of such subsidiary); and

•

a second-priority security interest in, and mortgages on, substantially all other tangible and intangible assets of Holdings, MSI and each Subsidiary Guarantor, including substantially all of MSI’s and the Subsidiary Guarantors owned real property and equipment.

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

Contractual Obligations

As of February 3, 2018, our contractual obligations were as follows (in thousands):

	Payments Due By Fiscal Year
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Total debt (1)	$2,742,350	$24,900	$559,800	$2,157,650	$—
Operating lease commitments (2)	2,207,718	437,812	730,861	500,012	539,033
Interest payments (3)	567,576	128,523	253,816	185,237	—
Other commitments (4)	94,053	87,758	6,295	—	—
	$5,611,697	$678,993	$1,550,772	$2,842,899	$539,033

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

(3)

Debt associated with our Amended Term Loan Credit Facility was $2,232.4 million at February 3, 2018 and is subject to variable interest rates. The amounts included in interest payments in the table for the Amended Term Loan Credit Facility were based on the indexed interest rate in effect at February 3, 2018. Debt associated with the 2020 Senior Subordinated Notes was $510.0 million at February 3, 2018 and was subject to fixed interest rates. We had no outstanding borrowings under our Amended Revolving Credit Facility at February 3, 2018. Under our Amended Revolving Credit Facility, we are required to pay a commitment fee of 0.25% per year on the unutilized commitments. The amounts included in interest payments for the Amended Revolving Credit Facility were based on this annual commitment fee.

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

The following table shows a reconciliation of EBITDA and Adjusted EBITDA to net income and net cash provided by operating activities (in thousands):

	Fiscal Year
	2017	2016	2015
Net cash provided by operating activities	$523,610	$564,417	$504,047
Depreciation and amortization	(118,912)	(115,801)	(114,756)
Share-based compensation	(24,264)	(16,506)	(15,064)
Debt issuance costs amortization	(5,098)	(6,583)	(8,467)
Accretion of long-term debt, net	505	334	150
Deferred income taxes	(4,348)	(4,570)	(8,611)
Losses on early extinguishments of debt and refinancing costs	—	(7,292)	(8,485)
(Losses) gains on disposition of property and equipment	—	(120)	25
Excess tax benefits from share-based compensation	—	10,027	14,507
Changes in assets and liabilities	19,005	(45,747)	(434)
Net income	390,498	378,159	362,912
Interest expense	129,116	126,270	139,405
Income taxes	215,243	203,614	209,208
Depreciation and amortization	118,912	115,801	114,756
Interest income	(1,326)	(820)	(615)
EBITDA	852,443	823,024	825,666
Adjustments:
Losses on early extinguishments of debt and refinancing costs	—	7,292	8,485
Share-based compensation	24,264	16,506	15,064
Severance costs	1,274	6,113	2,733
Store pre-opening costs	2,999	4,484	4,786
Store remodel costs	1,773	895	4,554
Foreign currency transaction losses	1,486	667	579
Store closing costs	1,382	2,877	(104)
Lamrite integration costs	—	7,390	—
Other (1)	2,920	3,452	4,408
Adjusted EBITDA	$888,541	$872,700	$866,171

(1)	Other adjustments primarily relate to items such as moving and relocation expenses, franchise taxes, sign on bonuses and certain legal expenses.

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

We utilize perpetual inventory records to value inventory in our stores. Physical inventory counts are performed in a significant number of stores during each fiscal quarter by a third-party inventory counting service, with substantially all stores open longer than one year subject to at least one count each fiscal year. We adjust our perpetual records based on the results of the physical counts. We maintain a provision for estimated shrinkage based on the actual historical results of our physical inventories. We compare our estimates to the actual results of the physical inventory counts as they are taken and adjust the shrink estimates accordingly. A 10% change in our estimated shrinkage reserve would have affected net income by $1.3 million for fiscal 2017. We also evaluate our merchandise to ensure that the expected net realizable value of the merchandise held at the end of a fiscal period exceeds cost. In the event that the expected net realizable value is less than cost, we reduce the value of that inventory accordingly. A 10% change in our inventory valuation reserve would have affected net income by $0.6 million in fiscal 2017.

Vendor allowances, which primarily represent volume rebates and cooperative advertising funds, are recorded as a reduction of the cost of the merchandise inventories and a subsequent reduction in cost of sales when the inventory is sold. We generally earn vendor allowances as a percentage of certain merchandise purchases with no minimum purchase requirements.

Goodwill and Other Indefinite-Lived Intangible Assets. We review goodwill and other indefinite-lived intangible assets for impairment each year in the fourth quarter, or more frequently if events occur which indicate the carrying value may not be recoverable.  We elected to perform a qualitative assessment for our Michaels-U.S. reporting unit to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of the reporting unit is less than its carrying value, including goodwill. Factors used in our qualitative assessment include, but are not limited to, macroeconomic conditions, industry and market conditions, cost factors, overall financial performance and Company and reporting unit specific events. If, based on our qualitative assessment, we determine that it is more likely than not that the estimated fair value of the reporting unit is less than the carrying amount, including goodwill, we will compare the carrying value of the Michaels-U.S. reporting unit to its fair value. If the carrying amount of the reporting unit exceeds the estimated fair value, we determine the fair value of all assets and liabilities of the reporting unit, including the implied fair value of goodwill. If the carrying amount of the goodwill exceeds the implied fair value, we recognize an impairment charge equal to the difference.

For all other reporting units, we estimated the fair value of each reporting unit using the present value of future cash flows expected to be generated by the reporting units.  If the carrying value of the reporting unit or indefinite-lived intangible assets exceeds the estimated fair value, an impairment charge is recorded to write the assets down to their estimated fair value.

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

Self-Insurance. We have insurance coverage for losses in excess of self-insurance limits for medical claims, general liability and workers’ compensation claims. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet dates. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity or frequency of claims, medical cost inflation, or fluctuations in premiums differ from our estimates, our results of operations could be impacted. A 10% change in our self-insurance reserves would have affected net income by $4.2 million in fiscal 2017.

Share-Based Compensation. ASC 718, Stock Compensation (“ASC 718”) requires all share-based payments to employees, including grants of employee stock options and restricted shares, to be recognized using the fair value method of accounting. Share-based awards are recognized ratably over the requisite service period. All grants of our stock options have an exercise price equal to the closing market price of our common stock on the date of grant.

We estimate the grant date fair value of stock options using a Black-Scholes valuation model.  Assumptions used in the Black-Scholes valuation model include expected volatility of our common stock share price, expected terms of the options, expected dividends and risk-free interest rates. The expected volatility rate is based on our historical and implied volatility as well as implied volatilities from the exchange-traded options on the common stock of a peer group of companies.    We utilize historical exercise and post-vesting employment behavior to estimate the expected terms of the options and assume a zero dividend rate. The risk-free interest rate is based on the yields of U.S. Treasury instruments with approximately the same term as the expected life of the stock option award. We update our assumptions quarterly based on historical trends and current market observations.  Our forfeiture assumptions are updated semiannually and are estimated based on historical experience and anticipated events.

Income Taxes.  Deferred tax assets, including the benefit of net operating loss and tax credit carryforwards, are evaluated based on the guidelines for realization and are reduced by a valuation allowance if it is deemed more likely than not that such assets will not be realized. We consider several factors in evaluating the realizability of our deferred tax assets, including the nature, frequency and severity of recent losses, the remaining years available for carryforward, changes in tax laws, the future profitability of the operations in the jurisdiction, and tax planning strategies. Our judgments and estimates concerning realizability of deferred tax assets could change if any of the evaluation factors change, resulting in an increase or decrease to income tax expense in any period.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Risk

We are exposed to fluctuations in exchange rates between the U.S. and Canadian dollar, which is the functional currency of our Canadian subsidiaries. Our sales, costs and expenses of our Canadian subsidiaries, when translated into U.S. dollars, can fluctuate due to exchange rate movement. A 10% increase or decrease in the exchange rate of the Canadian dollar would have increased or decreased net income by approximately $12 million for fiscal 2017.

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our Amended Term Loan Credit Facility and our Amended Revolving Credit Facility. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt” for further detail. The interest rates on our Amended Term Loan Credit Facility and our Amended Revolving Credit Facility will reprice periodically, which will impact our earnings and cash flow. The interest rate on our 2020 Senior Subordinated Notes is fixed. Based on our overall interest rate exposure to variable rate debt outstanding as of February 3, 2018, a 100 basis point change in interest rates would impact income before income taxes by approximately $22 million for fiscal 2017. A 100 basis point change in interest rates would impact the fair value of our long-term fixed rate debt by approximately $18 million. A change in interest rates would not materially affect the fair value of our variable rate debt as the debt reprices periodically.

Inflation Risk

We do not believe inflation and changing commodity prices have had a material impact on our net sales, income from continuing operations, plans for expansion or other capital expenditures for any year during the three-year period ended February 3, 2018. However, we cannot be sure inflation and changing commodity prices will not have an adverse impact on our operating results, financial condition, plans for expansion or other capital expenditures in future periods.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the Index to Consolidated Financial Statements and Supplementary Data on page F-1. The Consolidated Financial Statements and Supplementary Data are included on pages F-2 through F-33 and are incorporated herein by reference.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended February 3, 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of February 3, 2018.  Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control—Integrated Framework (2013).  Management’s assessment included the evaluation of such elements as the design and operating effectiveness of financial reporting controls, process documentation, accounting policies and the overall control environment. This assessment is supported by testing and monitoring performed or supervised by our Internal Audit organization.

Based on management’s assessment, management has concluded that the Company’s internal control over financial reporting was effective as of February 3, 2018.  The independent registered public accounting firm, Ernst & Young LLP, issued an attestation report on the effectiveness of our internal control over financial reporting. The Ernst & Young LLP report is included on Page F-2 of this Annual Report on Form 10-K.

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

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

THE MICHAELS COMPANIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

The Michaels Companies, Inc.

Opinion on Internal Control over Financial Reporting

We have audited The Michaels Companies, Inc.’s internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO  criteria). In our opinion, The Michaels Companies, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 3, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of The Michaels Companies, Inc. as of February 3, 2018 and January 28, 2017, the related consolidated statements of comprehensive income, stockholders’ deficit and cash flows for each of the three years in the period ended February 3, 2018, and the related notes and our report dated March 22, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Dallas, Texas

March 22, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

The Michaels Companies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Michaels Companies, Inc. (the Company) as of February 3, 2018 and January 28, 2017, and the related consolidated statements of comprehensive income, stockholders’ deficit and cash flows for each of the three years in the period ended February 3, 2018 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at February 3, 2018 and January 28, 2017, and the results of its operations and its cash flows for each of the three years in the period ended February 3, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 22, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the PCAOB and required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1984.

Dallas, Texas

March 22, 2018

THE MICHAELS COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

	Fiscal Year
	2017	2016	2015
Net sales	$5,361,960	$5,197,292	$4,912,782
Cost of sales and occupancy expense	3,233,171	3,169,476	2,944,431
Gross profit	2,128,789	2,027,816	1,968,351
Selling, general and administrative	1,390,400	1,308,052	1,242,961
Store pre-opening costs	2,999	4,484	4,786
Operating income	735,390	715,280	720,604
Interest expense	129,116	126,270	139,405
Losses on early extinguishments of debt and refinancing costs	—	7,292	8,485
Other expense (income), net	533	(55)	594
Income before income taxes	605,741	581,773	572,120
Income taxes	215,243	203,614	209,208
Net income	$390,498	$378,159	$362,912

Other comprehensive income, net of tax:
Foreign currency translation adjustment and other	10,564	7,832	(10,251)
Comprehensive income	$401,062	$385,991	$352,661

Earnings per common share:
Basic	$2.11	$1.84	$1.75
Diluted	$2.10	$1.82	$1.72
Weighted-average common shares outstanding:
Basic	184,281	204,735	206,845
Diluted	185,566	206,354	209,346

See accompanying notes to consolidated financial statements.

THE MICHAELS COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	February 3,	January 28,
ASSETS	2018	2017
Current Assets:
Cash and equivalents	$425,896	$298,813
Merchandise inventories	1,123,288	1,127,777
Prepaid expenses and other	97,830	87,175
Accounts receivable, net	26,207	23,215
Income taxes receivable	3,761	5,825
Total current assets	1,676,982	1,542,805
Property and equipment, net	420,020	413,164
Goodwill	119,074	119,074
Other intangible assets, net	21,769	23,702
Deferred income taxes	34,538	36,834
Other assets	27,832	12,061
Total assets	$2,300,215	$2,147,640

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$483,002	$517,268
Accrued liabilities and other	370,457	397,497
Current portion of long-term debt	24,900	31,125
Income taxes payable	79,586	78,334
Total current liabilities	957,945	1,024,224
Long-term debt	2,701,764	2,723,187
Other liabilities	150,001	98,655
Total liabilities	3,809,710	3,846,066

Commitments and contingencies

Stockholders’ Deficit:
Common stock, $0.06775 par value, 350,000 shares authorized; 181,919 shares issued and outstanding at February 3, 2018 and 193,311 shares issued and outstanding at January 28, 2017	12,206	12,948
Additional paid-in-capital	21,740	233,129
Accumulated deficit	(1,539,781)	(1,930,279)
Accumulated other comprehensive loss	(3,660)	(14,224)
Total stockholders’ deficit	(1,509,495)	(1,698,426)
Total liabilities and stockholders’ deficit	$2,300,215	$2,147,640

See accompanying notes to consolidated financial statements.

THE MICHAELS COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year
	2017	2016	2015
Cash flows from operating activities:
Net income	$390,498	$378,159	$362,912
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	118,912	115,801	114,756
Share-based compensation	24,264	16,506	15,064
Debt issuance costs amortization	5,098	6,583	8,467
Accretion of long-term debt, net	(505)	(334)	(150)
Deferred income taxes	4,348	4,570	8,611
Losses on early extinguishments of debt and refinancing costs	—	7,292	8,485
Losses (gains) on disposition of property and equipment	—	120	(25)
Excess tax benefits from share-based compensation	—	(10,027)	(14,507)
Changes in assets and liabilities, excluding acquired net assets:
Merchandise inventories	5,281	(40,800)	(44,213)
Prepaid expenses and other	(7,785)	(1,004)	(4,875)
Accounts receivable	(2,992)	8,948	3,725
Other assets	(1,765)	(711)	(34)
Accounts payable	(38,025)	38,248	24,217
Accrued interest	(12,040)	7,015	1,852
Accrued liabilities and other	3,174	(4,806)	(23,530)
Income taxes	28,388	37,276	44,941
Other liabilities	6,759	1,581	(1,649)
Net cash provided by operating activities	523,610	564,417	504,047

Cash flows from investing activities:
Additions to property and equipment	(127,830)	(114,462)	(123,920)
Acquisition of Lamrite West, net of cash acquired	—	(151,100)	—
Purchases of long-term investments	—	(1,325)	(5,000)
Net cash used in investing activities	(127,830)	(266,887)	(128,920)

Cash flows from financing activities:
Common stock repurchased	(253,752)	(404,971)	(21,977)
Payment of PIK notes	—	—	(184,467)
Payments on term loan credit facility	(31,125)	(18,675)	(174,900)
Borrowings on asset-based revolving credit facility	382,200	42,000	45,047
Payments on asset-based revolving credit facility	(382,200)	(42,000)	(45,047)
Payment of debt issuance costs	—	(11,326)	—
Payment of dividends	(408)	(415)	(492)
Proceeds from stock options exercised	16,588	17,252	22,655
Excess tax benefits from share-based compensation	—	10,027	14,507
Other financing activities	—	—	643
Net cash used in financing activities	(268,697)	(408,108)	(344,031)

Net change in cash and equivalents	127,083	(110,578)	31,096
Cash and equivalents at beginning of period	298,813	409,391	378,295
Cash and equivalents at end of period	$425,896	$298,813	$409,391

See accompanying notes to consolidated financial statements.

THE MICHAELS COMPANIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three Years Ended February 3, 2018

(in thousands)

					Accumulated
	Number of		Additional		Other
	Common	Common	Paid-in	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	Loss	Total
Balance at January 31, 2015	205,803	$13,799	$557,831	$(2,671,350)	$(11,805)	$(2,111,525)
Net income	—	—	—	362,912	—	362,912
Foreign currency translation and other	—	—	—	—	(10,251)	(10,251)
Share-based compensation	—	—	15,502	—	—	15,502
Exercise of stock options and other awards	3,447	233	41,011	—	—	41,244
Repurchase of stock and retirements	(1,055)	(53)	(21,924)	—	—	(21,977)
Issuance of restricted shares, net	801	—	—	—	—	—
Balance at January 30, 2016	208,996	13,979	592,420	(2,308,438)	(22,056)	(1,724,095)
Net income	—	—	—	378,159	—	378,159
Foreign currency translation and other	—	—	—	—	7,832	7,832
Share-based compensation	—	—	17,379	—	—	17,379
Exercise of stock options and other awards	2,160	147	27,132	—	—	27,279
Repurchase of stock and retirements	(17,845)	(1,178)	(403,802)	—	—	(404,980)
Balance at January 28, 2017	193,311	12,948	233,129	(1,930,279)	(14,224)	(1,698,426)
Net income	—	—	—	390,498	—	390,498
Foreign currency translation and other	—	—	—	—	10,564	10,564
Share-based compensation	—	—	25,033	—	—	25,033
Exercise of stock options and other awards	1,930	131	16,457	—	—	16,588
Repurchase of stock and retirements	(13,322)	(873)	(252,879)	—	—	(253,752)
Balance at February 3, 2018	181,919	$12,206	$21,740	$(1,539,781)	$(3,660)	$(1,509,495)

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

Fiscal Year

We report on the basis of a 52-week or 53-week fiscal year, which ends on the Saturday closest to January 31. All references to fiscal year mean the year in which that fiscal year began. References to “fiscal 2017” relate to the 53 weeks ended February 3, 2018, references to “fiscal 2016” relate to the 52 weeks ended January 28, 2017 and references to “fiscal 2015” relate to the 52 weeks ended January 30, 2016.

Preferred Shares

The Company’s Board of Directors has authorized the issuance of 50.0 million shares of preferred stock under The Michaels Companies, Inc. Certificate of Incorporation. No preferred shares have been issued as of February 3, 2018.

Share Repurchase Program

In June 2017, the Board of Directors authorized a new share repurchase program for the Company to purchase $500.0 million of the Company’s common stock on the open market. The share repurchase program does not have an expiration date, and the timing and number of repurchase transactions under the program will depend on market conditions, corporate considerations, debt agreements and regulatory requirements. Shares repurchased under the program are held as treasury shares until retired. During fiscal 2017, we repurchased 12.7 million shares under our share repurchase programs for an aggregate amount of $249.5 million, including $99.4 million repurchased under our previous authorization. As of February 3, 2018, we had $350.0 million of availability remaining under our current program.

Foreign Currency

The functional currency of our Canadian operations is the Canadian dollar. Translation adjustments result from translating our Canadian subsidiaries’ financial statements into U.S. dollars. Balance sheet accounts are translated at exchange rates in effect at the balance sheet date. Income statement accounts are translated at average exchange rates during the year. Translation adjustments are recorded as a component of accumulated other comprehensive income in our consolidated statements of stockholders’ deficit. The translation adjustments recorded in accumulated other comprehensive loss, net of taxes, was a gain of $10.6 million and $7.8 million in fiscal 2017 and 2016, respectively, and a loss of $10.3 million in fiscal 2015. Transaction gains and losses are recorded as a part of other expense (income), net in our consolidated statements of comprehensive income and were immaterial for all periods presented.

Cash and Equivalents

Cash and equivalents are comprised of cash, money market mutual funds and short-term interest bearing securities with original maturities of three months or less. Cash and equivalents also include proceeds due from credit card transactions with settlement terms of less than five days. The carrying amount of cash equivalents approximates fair value due to the short-term maturity of those instruments.

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

Vendor allowances, which primarily represent volume rebates and cooperative advertising funds, are recorded as a reduction to the cost of the merchandise inventories and a subsequent reduction in cost of sales when the inventory is sold. We generally earn vendor allowances as a percentage of certain merchandise purchases with no minimum purchase requirements. We recognized vendor allowances of $84.9 million, or 1.6% of net sales, in fiscal 2017, $83.1 million, or 1.6% of net sales, in fiscal 2016, and $82.3 million, or 1.7% of net sales, in fiscal 2015.

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

Accounts Receivable, net

Accounts receivable consist primarily of trade receivables related to Lamrite’s international wholesale business (“Darice”) and amounts due from taxing authorities. The Company assesses the collectability of all receivables on an ongoing basis and establishes an allowance for doubtful accounts, if necessary. Factors such as payment terms, historical loss experience and economic conditions are generally considered in determining the allowance for doubtful accounts. The allowance for doubtful accounts was immaterial in fiscal 2017 and fiscal 2016.

Property and Equipment

Property and equipment is recorded at cost. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets. Amortization of property under capital leases is recorded on a straight-line basis over the lease term and is included in depreciation expense. We expense repairs and maintenance costs as incurred. We capitalize and depreciate significant renewals or betterments that substantially extend the life of the asset. Useful lives are generally estimated as follows:

Years
Buildings	30
Leasehold improvements (a)	10
Fixtures and equipment	8
Computer equipment	5
Capitalized software	5

(a) We amortize leasehold improvements over the lesser of the useful life of the asset or the remaining lease term of the underlying facility.

Capitalized Software Costs

We capitalize certain costs related to the acquisition and development of internal use software that is expected to benefit future periods. These costs are being amortized on a straight-line basis over the estimated useful life, which is generally five years. As of February 3, 2018 and January 28, 2017, we had unamortized capitalized software costs of $90.0 million and $81.8 million, respectively. These amounts are included in property and equipment, net in the consolidated balance sheets. Amortization expense related to capitalized software costs totaled $29.1 million, $29.9 million and $31.2 million in fiscal 2017, fiscal 2016 and fiscal 2015, respectively.

Goodwill and Other Indefinite-Lived Intangible Assets

Under the provisions of Accounting Standards Codification (“ASC”) 350, Intangibles—Goodwill and Other, we review goodwill and other indefinite-lived intangible assets for impairment each year in the fourth quarter, or more frequently if events occur which indicate the carrying value may not be recoverable. We performed a qualitative assessment for our Michaels-U.S. reporting unit to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of the reporting unit is less than its carrying value, including goodwill. Factors used in our qualitative assessment include, but are not limited to, macroeconomic conditions, industry and market conditions, cost factors, overall financial performance and Company and reporting unit specific events.  For all other reporting units, we estimated the fair value of each reporting unit using the present value of future cash flows expected to be generated using a weighted-average cost of capital, terminal values and updated financial projections for the next five years, all of which are Level 3 fair value inputs. Based on the results of our assessments, no impairments were required for the fiscal periods presented in the consolidated financial statements. If our actual results are not consistent with the estimates and assumptions used to calculate fair value, we could be required to recognize an impairment in a future period.

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

The cost of closing a store or facility is recorded at the estimated fair value of expected cash flows which we calculate as the present value of future rental obligations remaining under the lease (less estimated sublease rental income)

or the lease termination fee (if an executed termination agreement exists). The determination of the reserves is dependent on our ability to make reasonable estimates of costs to be incurred after closure and of rental income to be received from subleases.

The following is activity related to closed facilities (in thousands):

	Fiscal Year
	2017	2016	2015
Balance at beginning of fiscal year	$2,254	$915	$3,386
Additions charged to expense	1,382	2,877	1,946
Payment of rent related obligations	(1,606)	(1,538)	(4,417)
Balance at end of fiscal year	$2,030	$2,254	$915

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

Rent is recognized on a straight-line basis, including consideration of rent holidays, tenant improvement allowances received from the landlords and applicable rent escalations over the term of the lease. The commencement date of the lease term is the earlier of the date when we become legally obligated for the rent payments or the date when we take possession of the building for construction purposes.

Selling, General and Administrative

Included in selling, general and administrative (“SG&A”) are store personnel costs, store operating expenses, advertising, store depreciation and corporate overhead costs. Advertising costs are expensed in the period in which the advertising first occurs. Advertising costs totaled $200.1 million, $194.6 million and $188.9 million in fiscal 2017, fiscal 2016 and fiscal 2015, respectively.

Store Pre-Opening Costs

We expense all start-up activity costs as incurred. Store pre-opening costs consist primarily of payroll-related costs incurred prior to the store opening.

Income Taxes

We record income tax expense using the liability method and are subject to income tax in many jurisdictions, including the U.S., numerous states and localities, Canada, and other foreign countries. Income taxes payable or receivable are recorded for tax liabilities or refunds reflected on filed, or expected to be filed, tax returns. Deferred income taxes arise from temporary differences between amounts recorded in the consolidated statements of comprehensive income and the tax bases of assets and liabilities measured using enacted tax rates in effect for the years in which the differences are expected to reverse. The effect of a change in tax rates is recognized as income tax expense or benefit in the period of the enactment date. Deferred tax assets, including the benefit of net operating loss and tax credit carryforwards, are evaluated based on the guidelines for realization and are reduced by a valuation allowance if it is deemed more likely than not that such assets will not be realized.

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

Accounting Pronouncements Recently Adopted

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”).  ASU 2017-09 provides clarity on when a change to the terms or conditions of a share-based payment award would require an entity to apply modification accounting.  We adopted ASU 2017-09 in the fourth quarter of fiscal 2017 and its adoption did not have a material impact to the consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 clarifies how companies should present and classify certain cash receipts and cash payments in the statement of cash flows. We adopted ASU 2016-15 in the fourth quarter of fiscal 2017 and its adoption did not have a material impact to the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. We adopted the new guidance on a prospective basis in the first quarter of fiscal 2017. As a result of the adoption, we recognized $3.2 million of excess tax benefits related to share-based compensation in income tax expense for the year ended February 3, 2018. Excess tax benefits were historically recorded in additional paid-in capital. In addition, cash flows related to excess tax benefits are now classified as an operating activity. Cash flows were historically classified as a financing activity. We have elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized each period. None of the other provisions in this amended guidance had a material impact to the consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. We expect to adopt this standard using a modified retrospective approach. We are currently evaluating the impact that ASU 2016-02 will have on the consolidated financial statements. We believe the most significant impact relates to our accounting for real estate leases, which will be recorded as right-of-use assets and lease liabilities on our balance sheet upon adoption.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” which provides further guidance on identifying performance obligations and improves the operability and understandability of the licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition. The guidance under these standards is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We have concluded our assessment of the new standard and will be adopting the provisions of ASU 2014-09 in the first quarter of 2018 utilizing the modified retrospective transition method. The adoption of the new standard will not have a material impact to the consolidated financial statements.

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

The table below provides the fair values of our Amended Term Loan Credit Facility and our 2020 Senior Subordinated Notes (as defined in Note 7) as of February 3, 2018 and January 28, 2017. The fair values of our Amended Term Loan Credit Facility and our 2020 Senior Subordinated Notes were determined based on quoted market prices which are considered Level 1 inputs within the fair value hierarchy.

	February 3,	January 28,
	2018	2017
	(in thousands)
Term loan credit facility	$2,246,302	$2,266,304
Senior subordinated notes	518,288	526,575

3. PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following (in thousands):

	February 3,	January 28,
	2018	2017
Buildings and leasehold improvements	$532,045	$514,937
Fixtures and equipment	826,066	764,498
Capitalized software	182,456	154,422
Construction in progress	53,116	54,279
	1,593,683	1,488,136
Less accumulated depreciation and amortization	(1,173,663)	(1,074,972)
	$420,020	$413,164

4.  ACQUISITION

On February 2, 2016, we acquired Lamrite for $150.0 million, prior to certain purchase price adjustments, utilizing our cash on hand. Lamrite operates an international wholesale business under the Darice brand name and 36 arts and crafts retail stores (32 as of the acquisition date), located primarily in Ohio and the surrounding states, under the Pat Catan’s brand name. We incurred integration related costs of $7.4 million during fiscal 2016. These expenses have been included in SG&A in the consolidated statements of comprehensive income.

The acquisition was accounted for using the purchase method of accounting in accordance with ASC 805, Business Combinations. The acquisition resulted in goodwill primarily related to the expected benefits resulting from enhancements to our private brand development capabilities, direct sourcing initiatives and business-to-business capabilities, as well as the value of the existing Lamrite workforce.

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

5. GOODWILL AND INTANGIBLE ASSETS

The gross carrying amounts and accumulated amortization of our intangible assets, including amounts acquired in the Lamrite acquisition (see Note 4), for the years ended February 3, 2018  and January 28, 2017 were as follows (in thousands):

	As of February 3, 2018
		Weighted
		Average
		Remaining
	Amortization	Amortization	Gross		Net
	Period	Period	Carrying	Accumulated	Carrying
	(in years)	(in years)	Amount	Amortization	Value
Definite-lived intangible assets:
Customer relationships	16-18	15.94	$5,600	$(1,278)	$4,322
Proprietary product designs	7	5.00	3,400	(1,750)	1,650
Other intangible assets	2-23	10.62	4,229	(2,157)	2,072
			13,229	(5,185)	8,044
Indefinite-lived intangible assets:
Tradenames			13,725		13,725

Total intangible assets			$26,954	$(5,185)	$21,769

	As of January 28, 2017
		Weighted
		Average
		Remaining
	Amortization	Amortization	Gross		Net
	Period	Period	Carrying	Accumulated	Carrying
	(in years)	(in years)	Amount	Amortization	Value
Definite-lived intangible assets:
Customer relationships	16-18	16.93	$5,600	$(637)	$4,963
Proprietary product designs	7	6.00	3,400	(976)	2,424
Other intangible assets	2-23	9.77	4,229	(1,639)	2,590
			13,229	(3,252)	9,977
Indefinite-lived intangible assets:
Tradenames			13,725		13,725

Total intangible assets			$26,954	$(3,252)	$23,702

In fiscal 2017 and fiscal 2016, we recognized amortization expense of $1.9 million and  $2.4  million, respectively, related to definite-lived intangible assets. Amortization expense was immaterial in fiscal 2015. As of February 3, 2018, the amortization expense related to our definite-lived intangible assets for the next five years will be approximately $1.0 million to $2.0 million each year.

As of February 3, 2018, goodwill totaled $119.1 million, including $94.3 million related to Michaels-U.S. and $24.8 million related to the acquisition of Lamrite on February 2, 2016.

6. ACCRUED LIABILITIES AND OTHER

Accrued liabilities and other consists of the following (in thousands):

	February 3,	January 28,
	2018	2017
Accrued payroll	$78,822	$68,118
Self-insurance	75,519	77,317
Property, sales and use taxes	70,643	89,655
Gift card liability	56,729	49,869
Accrued and straight-line rent	21,964	23,396
Accrued interest	6,753	18,793
Other	60,027	70,349
	$370,457	$397,497

7. DEBT

Long-term debt consists of the following (in thousands):

		February 3,	January 28,
	Interest Rate	2018	2017
Term loan credit facility	Variable	$2,232,350	$2,263,475
Senior subordinated notes	5.875%	510,000	510,000
Total debt		2,742,350	2,773,475
Less unamortized discount/premium and debt costs		(15,686)	(19,163)
Total debt, net		2,726,664	2,754,312
Less current portion		(24,900)	(31,125)
Long-term debt		$2,701,764	$2,723,187

The aggregate amount of scheduled maturities of debt for the next five years and thereafter is as follows (in thousands):

Fiscal Year
2018	$24,900
2019	24,900
2020	534,900
2021	18,675
2022	2,138,975
Total debt payments	$2,742,350

As of February 3, 2018 and January 28, 2017, the weighted-average interest rate of the variable debt was 4.32% and 3.75%, respectively. Cash paid for interest totaled $137.6 million, $113.3 million and $129.3 million in fiscal 2017, fiscal 2016 and fiscal 2015, respectively.

As of February 3, 2018, net debt issuance costs totaled $20.3 million. We amortize debt issuance costs using the straight-line method over the terms of the respective debt agreements (which range from five to seven years). Amortization expense related to debt issuance costs is recorded in interest expense in the accompanying consolidated statements of comprehensive income. The straight-line method produces results materially consistent with the effective interest method. Our expected amortization expense related to the debt issuance costs for each of the next five years and thereafter is as follows (in thousands):

Fiscal Year
2018	$5,098
2019	5,098
2020	4,965
2021	2,752
2022	2,380
Total amortization expense	$20,293

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

As of February 3, 2018, the Amended Term Loan Credit Facility provides for senior secured financing of $2,232.4 million. MSI has the right under the Amended Term Loan Credit Facility to request additional term loans (a) in the aggregate amount of up to $750.0 million or (b) at MSI’s election, an amount of additional term loans if the consolidated secured debt ratio (as defined in the Amended Term Loan Credit Facility) is no more than 3.25 to 1.00 on a pro forma basis as of the last day of the most recently ended four quarter period, subject to certain adjustments. The lenders under the Amended Term Loan Credit Facility will not be under any obligation to provide any such additional term loans, and the incurrence of any such additional term loans is subject to customary conditions.

Borrowings under the Amended Term Loan Credit Facility bear interest at a rate per annum, at MSI’s option, of either (a) a margin of 1.75% plus a base rate defined as the highest of (1) the prime rate of Deutsche Bank, (2) the federal funds effective rate plus 0.5%, and (3) the one-month London Interbank Offered Rate (“LIBOR”) plus 1% or (b) a margin of 2.75% plus the applicable LIBOR. The applicable margin is 1.50% for base rate loans and 2.50% for LIBOR loans if our consolidated secured debt ratio is below 1.50:1.00 for the applicable quarter.

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

MSI is required to make scheduled quarterly payments equal to 0.25% of the original principal amount of the term loans (subject to adjustments relating to the incurrence of additional term loans) for the first six years and three quarters of the Amended Term Loan Credit Facility, with the balance to be paid on January 28, 2023.

All obligations under the Amended Term Loan Credit Facility are unconditionally guaranteed, jointly and severally, by Michaels Funding, Inc. (“Holdings”) and all of MSI’s existing domestic material subsidiaries and are required to be guaranteed by certain of MSI’s future domestic wholly-owned material subsidiaries (“the Subsidiary Guarantors”). All obligations under the Amended Term Loan Credit Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the assets of Holdings, MSI and the Subsidiary Guarantors, including:

•

a first-priority pledge of MSI’s capital stock and all of the capital stock held directly by MSI and the Subsidiary Guarantors (which pledge, in the case of any foreign subsidiary or foreign subsidiary holding company, is limited to 65% of the voting stock of such foreign subsidiary or subsidiary holding company and 100% of the non-voting stock of such subsidiary);

•

a first-priority security interest in, and mortgages on, substantially all other tangible and intangible assets of Holdings, MSI and each Subsidiary Guarantor, including substantially all of MSI’s and the Subsidiary Guarantors owned real property and equipment, but excluding, among other things, the collateral described below; and

•

a second-priority security interest in personal property consisting of inventory and related accounts, cash, deposit accounts, all payments received by Holdings, MSI or the Subsidiary Guarantors from credit card clearinghouses and processors or otherwise in respect of all credit card charges and debit card charges for sales of inventory by Holdings, MSI and the Subsidiary Guarantors, and certain related assets and proceeds of the foregoing.

The Amended Term Loan Credit Facility contains a number of negative covenants that are substantially similar to, but more restrictive in certain respects than, those governing the 2020 Senior Subordinated Notes (as defined below), as well as certain other customary representations and warranties, affirmative and negative covenants and events of default. As of February 3, 2018, MSI was in compliance with all covenants.

As of February 3, 2018, net debt issuance costs totaled $11.9 million and are being amortized as interest expense over the life of the Amended Term Loan Credit Facility. Debt issuance costs related to this facility are reflected as a reduction from the carrying value of debt in the consolidated balance sheets. As a result of the $150.0 million Additional Term Loan prepayment on December 28, 2015, MSI recorded a loss on the early extinguishment of debt of $2.4 million. As a result of the amendment of our Term Loan Credit Facility on September 28, 2016, MSI recorded a loss on the early extinguishment of debt of $6.9 million.

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

The 2020 Senior Subordinated Notes and the related guarantees are MSI’s and the guarantors’ unsecured senior subordinated obligations and are (i) subordinated in right of payment to all of MSI’s and the guarantors’ existing and future senior debt, including the Senior Secured Credit Facilities; (ii) rank equally in right of payment to all of MSI’s and the guarantors’ future senior subordinated debt; (iii) effectively subordinated to all of MSI’s and the guarantors’ existing and future secured debt (including the Senior Secured Credit Facilities) to the extent of the value of the assets securing such debt; (iv) rank senior in right of payment to all of the MSI’s and the guarantors’ existing and future debt and other obligations that are, by their terms, expressly subordinated in right of payment to the 2020 Senior Subordinated Notes; and (v) are structurally subordinated to all obligations of MSI’s subsidiaries that are not guarantors of the 2020 Senior Subordinated Notes.

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

Upon a change in control, MSI is required to offer to purchase all of the 2020 Senior Subordinated Notes at a price in cash equal to 101% of the aggregate principal amount, plus any unpaid interest. The indenture governing the 2020 Senior Subordinated Notes (“2020 Senior Subordinated Indenture”) contains covenants limiting MSI’s ability, and the ability of MSI’s restricted subsidiaries, to incur or guarantee additional debt, prepay debt that is subordinated to the 2020 Senior Subordinated Notes, issue stock of subsidiaries, make certain investments, loans, advances and acquisitions, create liens on MSI’s and such subsidiaries’ assets to secure debt, enter into transactions with affiliates, merge or consolidate with another company; and sell or otherwise transfer assets. The covenants also limit MSI’s ability, and the ability of MSI’s restricted subsidiaries, to pay dividends or distributions on MSI’s capital stock or repurchase MSI’s capital stock, subject to certain exceptions, including dividends, distributions and repurchases up to an amount in excess of (i) $100.0 million plus (ii) a basket that builds based on 50% of MSI’s consolidated net income (as defined in the 2020 Senior Subordinated Indenture) and certain other amounts, in each case, to the extent such payment capacity is not applied as otherwise permitted under the 2020 Senior Subordinated Indenture and subject to certain conditions. However, there are no limitations on dividends and certain other restricted payments so long as (a) no default shall have occurred and be continuing and (b) immediately after giving pro forma effect to such restricted payment(s) and the application of proceeds therefrom, the consolidated total leverage ratio is less than or equal to 3.25 to 1.00. As of February 3, 2018, the permitted restricted payment amount was $873.7 million. As of February 3, 2018, MSI was in compliance with all covenants.

As of February 3, 2018, net debt issuance costs totaled $4.7 million and are being amortized as interest expense over the life of the 2020 Senior Subordinated Notes. Debt issuance costs related to these notes are reflected as a reduction from the carrying value of debt in the consolidated balance sheets.

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

As of February 3, 2018, the borrowing base was $780.0 million of which MSI had availability of $716.6 million. Borrowing capacity is available for letters of credit and borrowings on same-day notice. Outstanding standby letters of credit as of February 3, 2018 totaled $63.4 million.

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

MSI is required to pay a commitment fee on the unutilized commitments under the Amended Revolving Credit Facility, which is 0.25% per annum. In addition, MSI must pay customary letter of credit fees and agency fees.

All obligations under the Amended Revolving Credit Facility are unconditionally guaranteed, jointly and severally, by Holdings and the Subsidiary Guarantors. All obligations under the Amended Revolving Credit Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the assets of Holdings, MSI and the Subsidiary Guarantors, including:

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

•

a second-priority pledge of all of MSI’s capital stock and the capital stock held directly by MSI and the Subsidiary Guarantors (which pledge, in the case of the capital stock of any foreign subsidiary or foreign subsidiary holding company, is limited to 65% of the voting stock of such foreign subsidiary or foreign subsidiary holding company and 100% of the non-voting stock of such subsidiary); and

•

a second-priority security interest in, and mortgages on, substantially all other tangible and intangible assets of Holdings, MSI and each Subsidiary Guarantor, including substantially all of MSI’s and the Subsidiary Guarantors owned real property and equipment.

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

As of February 3, 2018, net debt issuance costs totaled $3.7 million and are being amortized as interest expense over the life of the Amended Revolving Credit Facility. Debt issuance costs related to this facility are reflected as an asset within the consolidated balance sheets. As a result of the refinancing of our Restated Revolving Credit Facility on May 27, 2016, MSI recorded a loss on the early extinguishment of debt of $0.4 million related to the write-off of net debt issuance costs.

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

8. LEASES

We operate stores and use distribution centers, office facilities and equipment that are generally leased under non-cancelable operating leases, the majority of which provide for renewal options. Future minimum annual rental commitments for all non-cancelable operating leases as of February 3, 2018 are as follows (in thousands):

Fiscal Year
2018	$437,812
2019	393,738
2020	337,123
2021	280,952
2022	219,060
Thereafter	539,033
Total minimum rental commitments	$2,207,718

Rent expense applicable to non-cancelable operating leases was $425.5 million, $416.2 million and $388.1 million in fiscal 2017, fiscal 2016 and fiscal 2015, respectively.

9. INCOME TAXES

The reconciliation of income tax expense computed at the U.S. federal statutory tax rate to income tax expense reported in our consolidated statements of comprehensive income is as follows (in thousands):

	Fiscal Year
	2017		2016		2015
Income taxes at statutory rate	$204,256	33.7%	$203,621	35.0%	$200,242	35.0%
State income taxes, net of federal benefit	18,224	3.0	10,665	1.8	19,131	3.3
Foreign tax rate differential	(31,570)	(5.2)	(8,820)	(1.5)	(2,583)	(0.4)
Enactment of Tax Act	14,557	2.4	—	—	—	—
Other	9,776	1.6	(1,852)	(0.3)	(7,582)	(1.3)
Total	$215,243	35.5%	$203,614	35.0%	$209,208	36.6%

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted in the U.S.  The Tax Act includes a number of changes to U.S. tax laws that impact the Company, including the reduction of the federal statutory tax rate from 35% to 21% effective January 1, 2018.  As a result of the Tax Act, we recorded an $8.5 million charge in fiscal 2017.  The charge consists of provisional adjustments of $10.8 million related to repatriation taxes for accumulated earnings of foreign subsidiaries and $3.8 million related to the revaluation of net deferred tax assets, partially offset by a $6.1 million benefit due to the decrease in the federal statutory tax rate.  The U.S. Treasury is expected to issue additional regulations and guidance in connection with the Tax Act, which may alter interpretations of the new tax law and could materially change our estimated provisional adjustments.

In addition, the Tax Act subjects us to a tax on global intangible low-taxed income (“GILTI”) related to certain foreign subsidiaries.  Given the complexity of the GILTI tax regulations, we are still evaluating the impact of its provisions and have not reflected any adjustments related to the GILTI tax in our financial statements for the year ended February 3, 2018.

The components of our income tax expense are as follows (in thousands):

	Fiscal Year
	2017	2016	2015
Current:
Federal	$186,784	$171,934	$164,384
State	26,434	15,970	27,167
Foreign	(2,027)	8,487	9,746
Total current income tax expense	211,191	196,391	201,297

Deferred:
Federal	3,961	4,055	6,300
State	(966)	1,139	2,762
Foreign	1,057	2,029	(1,151)
Total deferred income tax expense	4,052	7,223	7,911

Income taxes	$215,243	$203,614	$209,208

The pretax income from foreign operations for fiscal 2017, fiscal 2016 and fiscal 2015 totaled $119.9 million,  $48.2 million and $33.2 million, respectively.

Significant components of deferred income tax assets and liabilities are as follows (in thousands):

	February 3,	January 28,
	2018	2017
Deferred income tax assets:
Accrued liabilities	$12,378	$18,811
Self-insurance	14,740	24,602
Deferred rent	14,108	18,714
Gift cards	8,392	8,985
Share-based compensation	7,119	9,765
Original issue discount	2,829	8,845
State income taxes	5,033	4,077
State and foreign net operating losses	6,247	4,615
Other	1,902	2,294
Total gross deferred income tax assets	72,748	100,708
Valuation allowance	(2,640)	(3,689)
Total deferred income tax assets, net of valuation allowance	70,108	97,019

Deferred income tax liabilities:
Property and equipment	(25,398)	(37,895)
Merchandise inventories	(8,447)	(8,152)
Cancellation of debt	(4,783)	(15,143)
Total deferred income tax liabilities	(38,628)	(61,190)

Net deferred income tax assets	$31,480	$35,829

A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. In evaluating our ability to realize our deferred tax assets we considered sources of future taxable income, including future reversals of existing taxable temporary differences, forecast of future profitability and tax-planning strategies.

At February 3, 2018, we had state net operating loss carryforwards to reduce future taxable income of $6.2 million, net of federal tax benefits, expiring at various dates between fiscal 2018 and fiscal 2037. Cash paid for income taxes totaled $181.3 million, $162.4 million and $154.9 million in fiscal 2017, fiscal 2016 and fiscal 2015, respectively.

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

A reconciliation of gross unrecognized tax benefits from the end of fiscal 2016 through the end of fiscal 2017 is as follows (in thousands):

Balance at beginning of year	$34,889
Additions related to the current year	9,916
Additions related to prior years	5,014
Reductions related to prior years	(167)
Settlement of tax positions	(112)
Expiration of applicable statute of limitations	(2,646)
Balance at end of year	$46,894

Included in the balance of unrecognized tax benefits at February 3, 2018 is $25.4 million which, if recognized, would affect income tax expense. We do not expect any material changes to our liability for uncertain tax positions during the next 12 months. At February 3, 2018 and January 28, 2017, the total amount of interest accrued within the tax liability was $3.0 million and $2.1 million, respectively. There was no material interest or penalty expense recognized in the consolidated statements of comprehensive income in fiscal 2017, fiscal 2016 or fiscal 2015.

Our income tax returns are subject to examination by taxing authorities in the jurisdictions in which we operate. The periods subject to examination for our federal returns are fiscal 2013 to fiscal 2016 and fiscal 2010 to fiscal 2016 for our Canadian returns. State income tax returns are generally subject to examination for a period of three to five years after filing. We have various state income tax returns in the process of examination, appeals or settlements. Our income tax returns for fiscal 2011 and fiscal 2012 are currently under examination by the Canadian tax authorities. Our federal returns for fiscal 2013 and fiscal 2014 are currently under examination by the Internal Revenue Service. We are not aware of any issues which would result in a material assessment of net tax obligations.

10. SHARE-BASED COMPENSATION

The Michaels Companies, Inc. Second Amended and Restated 2014 Omnibus Long-Term Incentive Plan provides for the grant of share-based awards for up to 28.6 million shares of common stock. As of February 3, 2018, there were  10.4 million shares of common stock remaining available for grant. Generally, awards vest ratably over four or five years and expire eight to ten years from the grant date. As of February 3, 2018, unrecognized compensation cost for all unvested share-based awards totaled $58.7 million and is expected to be recognized over a weighted-average period of 2.6 years. Share-based compensation expense totaled  $24.3 million in fiscal 2017, $16.5 million in fiscal 2016 and $15.1 million in fiscal 2015 and is recorded in cost of sales and occupancy expense and SG&A in the consolidated statements of comprehensive income.

Stock Options

The fair value of each stock option is estimated using the Black-Scholes option pricing model. The following table presents the weighted-average assumptions used during fiscal years 2017, 2016 and 2015:

	Fiscal Year
	2017	2016	2015
Risk-free interest rates (1)	1.7%	1.1%	1.2%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility (2)	29.9%	29.8%	29.7%
Expected life of options in years (3)	4.1	4.1	4.0

(1)	Based on interest rates for U.S. Treasury instruments with terms consistent with the expected lives of the awards.
(2)	We considered our historical and implied volatility as well as the implied volatilities for exchange-traded options of a peer group of companies.
(3)	Expected lives were based on an analysis of historical exercise and post-vesting employment termination.

The stock option activity during the fiscal year ended February 3, 2018 was as follows:

			Weighted-
			Average
			Remaining	Aggregate
	Number of	Weighted-	Contractual	Intrinsic
	Shares	Average Exercise	Term	Value
	(in thousands)	Price	(in years)	(in thousands)
Outstanding at beginning of year	7,662	$17.94
Granted	2,134	22.05
Exercised	(1,366)	12.11
Expired/Forfeited	(454)	21.92
Outstanding at end of year	7,976	19.81	6.8	$51,205

Shares exercisable at end of year	3,492	$17.09	5.1	$31,872

The total grant date fair value of options that vested during fiscal 2017, fiscal 2016 and fiscal 2015 was $8.3 million,  $7.4 million and $7.3 million, respectively. The intrinsic value for options that vested during fiscal 2017, fiscal 2016 and fiscal 2015 was $5.4 million,  $13.1 million and $18.1 million, respectively. The intrinsic value for options exercised was $15.7 million in fiscal 2017,  $30.8 million in fiscal 2016 and $65.6 million in fiscal 2015. As of the beginning of fiscal 2017, there were 4.4 million nonvested options with a weighted-average fair value of $5.50 per share. As of the end of fiscal 2017, there were 4.5 million nonvested options with a weighted-average fair value of $5.77 per share. The weighted-average fair value of options granted during fiscal 2017, fiscal 2016 and fiscal 2015 was  $5.88,  $6.27 and $6.01, respectively. During fiscal 2017, there were  1.6 million options that vested and  0.5 million options that were cancelled with a weighted-average fair value of $5.22 and $5.66 per share, respectively.

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

Restricted stock award activity during the fiscal year ended February 3, 2018 was as follows:

	Number of Shares (in thousands)	Weighted-Average Fair Value
Outstanding at beginning of year	964	$21.58
Vested	(357)	21.21
Forfeited	(86)	22.34
Outstanding at end of year	521	$22.84

Restricted stock unit activity during the fiscal year ended February 3, 2018 was as follows:

	Number of Shares (in thousands)	Weighted-Average Fair Value
Outstanding at beginning of year	802	$23.91
Granted	983	22.19
Vested	(207)	23.88
Forfeited	(118)	23.24
Outstanding at end of year	1,460	$22.81

11. EARNINGS PER SHARE

The Company’s unvested restricted stock awards contain non-forfeitable rights to dividends and meet the criteria of a participating security as defined by ASC 260, “Earnings Per Share”. In applying the two-class method, net income is allocated to both common and participating securities based on their respective weighted-average shares outstanding for the period. Basic earnings per share is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average common shares outstanding plus the potential dilutive impact from the exercise of stock options and restricted stock units. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. There were  5.5  million,  2.3 million and 0.8 million anti-dilutive shares in fiscal 2017, fiscal 2016 and fiscal 2015, respectively.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Fiscal Year
	2017	2016	2015
Basic earnings per common share:
Net income	$390,498	$378,159	$362,912
Less income related to unvested restricted shares	(1,519)	(2,323)	(1,900)
Income available to common shareholders - Basic	$388,979	$375,836	$361,012

Weighted-average common shares outstanding - Basic	184,281	204,735	206,845

Basic earnings per common share	$2.11	$1.84	$1.75

Diluted earnings per common share:
Net income	$390,498	$378,159	$362,912
Less income related to unvested restricted shares	(1,508)	(2,305)	(1,877)
Income available to common shareholders - Diluted	$388,990	$375,854	$361,035

Weighted-average common shares outstanding - Basic	184,281	204,735	206,845
Effect of dilutive stock options and restricted stock units	1,285	1,619	2,501
Weighted-average common shares outstanding - Diluted	185,566	206,354	209,346

Diluted earnings per common share	$2.10	$1.82	$1.72

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

Our net sales by country and sales by product category are as follows (in thousands):

	Fiscal Year
	2017	2016	2015
Net Sales:
United States	$4,856,275	$4,736,578	$4,473,454
Canada	505,685	460,714	439,328
Total	$5,361,960	$5,197,292	$4,912,782

Sales by Product Category:
General crafts	$2,670,721	$2,630,398	$2,487,288
Home décor and seasonal	1,177,069	1,088,989	1,003,436
Framing	891,010	903,143	927,588
Papercrafting	623,160	574,762	494,470
Total	$5,361,960	$5,197,292	$4,912,782

Our total assets by country are as follows (in thousands):

	Fiscal Year
	2017	2016
Total Assets:
United States	$2,145,244	$1,969,889
Canada	154,971	177,751
Total	$2,300,215	$2,147,640

We present assets based on their geographic location. Certain assets located in the U.S. are also used to support our Canadian operations but are not allocated to Canada.

13. CONTINGENCIES

Rea Claim

On September 15, 2011, MSI was served with a lawsuit filed in the California Superior Court in and for the County of Orange (“Superior Court”) by four former store managers as a class action proceeding on behalf of themselves and certain former and current store managers employed by MSI in California. The lawsuit alleged that MSI improperly classified its store managers as exempt employees and as such failed to pay all wages, overtime and waiting time penalties and failed to provide accurate wage statements. The lawsuit also alleged that the foregoing conduct was in breach of various laws, including California’s unfair competition law. On December 3, 2013, the Superior Court entered an order certifying a class of approximately 200 members. MSI successfully removed the case to the U.S. District Court for the Central District of California and on May 8, 2014, the class was decertified. The four named plaintiffs’ claims have been resolved. In addition, the individual claims of 25  former class members and a separate representative action brought on behalf of store managers throughout the state were settled in December 2017. The resolution of the lawsuits did not have a material effect on our consolidated financial statements.

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

Following the filing of the Graham case in New Jersey, five additional purported class action lawsuits with six plaintiffs were filed, Michele Castro and Janice Bercut v. Michaels Stores, Inc., in the U.S. District Court for the Northern District of Texas, Michelle Bercut v. Michaels Stores, Inc. in the Superior Court of California for Sonoma County, Raini Burnside v. Michaels Stores, Inc., in the U.S. District Court for the Western District of Missouri, Sue Gettings v. Michaels Stores, Inc., in the U.S. District Court for the Southern District of New York, and Barbara Horton v. Michaels Stores, Inc., in the U.S. District Court for the Central District of California. All of the plaintiffs alleged violations of the FCRA. In addition, the Castro, Horton and Janice Bercut lawsuits also alleged violations of California’s unfair competition law. The Burnside, Horton and Gettings lawsuits, as well as the claims by Michele Castro, have been dismissed. The Graham, Janice Bercut and Michelle Bercut lawsuits were transferred for centralized pretrial proceedings to the District of New Jersey. On January 24, 2017, the Company’s motion to dismiss for lack of standing was granted, and the court declined to rule on the merits of plaintiffs’ claims. The dismissal order was stayed for 30 days to allow the plaintiffs to amend their complaints. Because there were no amendments filed, two of the three centralized cases were dismissed and subsequently appealed to the U.S. Court of Appeals for the Third Circuit, and the remaining case (Michelle Bercut) was remanded to California Superior Court. We reached a tentative settlement on all pending lawsuits and a preliminary fairness hearing is scheduled for April 2018.  We do not believe the resolution of the lawsuits will have a material effect on our consolidated financial statements.

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

Consumer Product Safety Commission Claim

On April 21, 2015, the U.S. Department of Justice, on behalf of the Consumer Product Safety Commission (the “CPSC”), filed a complaint against MSI and Michaels Stores Procurement Company, Inc. (“MSPC”) in the U.S. District

Court for the Northern District of Texas. The complaint sought civil penalties for an alleged failure to timely report a potential product safety hazard to the CPSC related to the breakage of certain glass vases. The original complaint also alleged that the report contained a material misrepresentation and sought injunctive relief requiring MSI and MSPC to, among other things, establish internal recordkeeping and compliance monitoring systems. On April 4, 2017, the CPSC filed an amended complaint eliminating their misrepresentation claim. MSI and MSPC reached a settlement with the CPSC to resolve all claims, which was entered by the court as a consent decree on February 9, 2018.  The resolution of the lawsuit did not have a material effect on our consolidated financial statements.

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

14. RETIREMENT PLANS

We sponsor a 401(k) Savings Plan for our eligible employees and certain of our subsidiaries. Participation in the 401(k) Savings Plan is voluntary and available to any employee who is at least 21 years of age and has completed three months of full-time service or one year of part-time service. Participants may elect to contribute up to 80% of their compensation on a pre-tax basis and up to 10% on an after-tax basis. In accordance with the provisions of the 401(k) Savings Plan, we make a matching cash contribution to the account of each participant in an amount equal to 50% of the participant’s pre-tax contributions that do not exceed 6% of the participant’s compensation for the year. Matching contributions vest to the participants based on years of service, with 100% vesting after three years. Our matching contribution expense was $4.7 million,  $4.4 million, and $4.8 million in fiscal 2017, fiscal 2016 and fiscal 2015, respectively.

During fiscal 2016, the Company established a nonqualified deferred compensation plan for certain executives and other highly compensated employees. The deferred compensation plan provides participants with the opportunity to defer up to 75% of their base salary and up to 100% of their annual earned bonus. Participants are 100% vested in these deferrals and the associated investment returns. The Company does not currently make any matching cash contributions to the participant accounts. There were no significant assets or liabilities related to the deferred compensation plan in the consolidated balance sheet as of February 3, 2018.

15. RELATED PARTY TRANSACTIONS

Affiliates of, or funds advised by, Bain Capital Partners, LLC (“Bain Capital”) and The Blackstone Group L.P. (“The Blackstone Group”, together with Bain Capital and their applicable affiliates, the “Sponsors”) owned approximately 40% of our outstanding common stock as of February 3, 2018.

The Blackstone Group owns a majority equity position in RGIS, a vendor we utilize to count our store inventory. Payments associated with this vendor totaled $6.3 million, $6.0 million and $5.9 million during fiscal 2017, fiscal 2016 and fiscal 2015, respectively, and are included in SG&A in the consolidated statements of comprehensive income.

The Blackstone Group owns a majority equity position in Excel Trust, Inc., Blackstone Real Estate DDR Retail Holdings III, LLC and Blackstone Real Estate RC Retail Holdings, LLC, vendors we utilize to lease certain properties. Payments associated with these vendors during fiscal 2017, fiscal 2016 and fiscal 2015 were $7.2 million,  $5.2 million and $3.5 million, respectively. These expenses are included in cost of sales and occupancy expense in the consolidated statements of comprehensive income.

Certain affiliates of The Blackstone Group have significant influence over US Xpress Enterprises, Inc., a vendor we utilize for transportation services. Payments associated with this vendor during fiscal 2017 were $1.5 million. Payments associated with this vendor during fiscal 2016 and fiscal 2015 were $1.1 million. These expenses are recognized in cost of sales and occupancy expense in the consolidated statements of comprehensive income as the sales are incurred.

Three of our current directors, Joshua Bekenstein, Ryan Cotton and Peter F. Wallace, are affiliates of Bain Capital or The Blackstone Group. As such, some or all of such directors may have an indirect material interest in payments with respect to debt securities of the Company that have been purchased by affiliates of Bain Capital and The Blackstone Group. As of February 3, 2018, affiliates of The Blackstone Group held $99.8 million of our Amended Term Loan Credit Facility.

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

Michaels Stores, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	February 3,	January 28,
ASSETS	2018	2017
Current assets:
Cash and equivalents	$425,129	$294,054
Merchandise inventories	1,123,288	1,127,777
Prepaid expenses and other current assets	127,656	116,072
Total current assets	1,676,073	1,537,903
Property and equipment, net	420,020	413,164
Goodwill	119,074	119,074
Other assets	84,537	73,201
Total assets	$2,299,704	$2,143,342

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$483,002	$517,268
Accrued liabilities and other	369,647	395,745
Current portion of long-term debt	24,900	31,125
Other current liabilities	124,881	123,258
Total current liabilities	1,002,430	1,067,396
Long-term debt	2,701,764	2,723,187
Other liabilities	165,662	103,972
Total stockholders’ deficit	(1,570,152)	(1,751,213)
Total liabilities and stockholders’ deficit	$2,299,704	$2,143,342

Michaels Stores, Inc.

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Fiscal Year
	2017	2016	2015
Net sales	$5,361,960	$5,197,292	$4,912,782
Cost of sales and occupancy expense	3,233,171	3,169,476	2,944,431
Gross profit	2,128,789	2,027,816	1,968,351
Selling, general and administrative	1,389,334	1,305,855	1,241,876
Store pre-opening costs	2,999	4,484	4,786
Operating income	736,456	717,477	721,689
Interest and other expense	129,657	133,529	138,662
Income before income taxes	606,799	583,948	583,027
Income taxes	215,820	204,247	217,428
Net income	$390,979	$379,701	$365,599

Other comprehensive income, net of tax:
Foreign currency translation adjustment and other	10,564	7,832	(10,251)
Comprehensive income	$401,543	$387,533	$355,348

Michaels Stores, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year
	2017	2016	2015
Cash flows from operating activities:
Net cash provided by operating activities	$535,544	$577,088	$507,806

Cash flows from investing activities:
Additions to property and equipment	(127,830)	(114,462)	(123,920)
Acquisition of Lamrite West, net of cash acquired	—	(151,100)	—
Purchases of long-term investments	—	(1,325)	(5,000)
Net cash used in investing activities	(127,830)	(266,887)	(128,920)

Cash flows from financing activities:
Net repayments of debt	(413,325)	(60,675)	(219,947)
Net borrowings of debt	382,200	42,000	45,047
Payment of dividend to Michaels Funding, Inc.	(245,514)	(400,823)	(188,046)
Other financing activities	—	(1,299)	15,151
Net cash used in financing activities	(276,639)	(420,797)	(347,795)

Net change in cash and equivalents	131,075	(110,596)	31,091
Cash and equivalents at beginning of period	294,054	404,650	373,559
Cash and equivalents at end of period	$425,129	$294,054	$404,650

17. SUBSEQUENT EVENT

In March 2018, we completed our strategic review of the Aaron Brothers business and have adopted a plan to close all 94 full-size Aaron Brothers stores (the “Plan”) and reposition our Aaron Brothers brand as a store-within-a-store, providing custom framing services in all Michaels stores. We expect the closure process to be substantially completed by July 31, 2018. As a result, we expect the fiscal 2018 after-tax cost of implementing the Plan to be in the range of $37 million to $42 million, consisting primarily of costs associated with the termination of the remaining lease obligations, the write-off of fixed assets and employee-related expenses. In fiscal 2017, Aaron Brothers net sales totaled approximately $110 million and had no material impact on the Company’s operating income. The Plan does not meet the criteria for treatment as a discontinued operation.

18. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Unaudited quarterly results of operations for fiscal 2017 and fiscal 2016 were as follows (in thousands, except per share data):

	Fiscal 2017
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter(1)
Net sales	$1,158,563	$1,072,593	$1,240,196	$1,890,608
Cost of sales and occupancy expense	690,929	670,082	756,088	1,116,072
Gross profit	467,634	402,511	484,108	774,536
Selling, general and administrative	327,396	313,867	329,298	419,839
Operating income	139,260	87,982	153,858	354,290
Net income	72,208	35,562	79,760	202,968
Diluted earnings per common share	$0.38	$0.19	$0.44	$1.11

	Fiscal 2016 (2)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$1,158,880	$1,060,353	$1,227,206	$1,750,854
Cost of sales and occupancy expense	694,129	669,656	760,598	1,045,093
Gross profit	464,751	390,697	466,608	705,761
Selling, general and administrative	317,800	302,712	318,580	368,960
Operating income	145,325	87,077	146,324	336,556
Losses on early extinguishments of debt and refinancing costs	—	405	6,887	—
Net income	70,765	35,617	76,459	195,318
Diluted earnings per common share	$0.34	$0.17	$0.37	$0.95

(1)	Net income for the fourth quarter of fiscal 2017 includes $8.5 million of additional income tax expense as a result of the Tax Cuts and Jobs Act.
(2)	Fiscal 2016 results of operations includes $11.4 million of non-recurring purchase accounting adjustments and integration costs related to the acquisition of Lamrite on February 2, 2016.

We report on the basis of a 52-week or 53-week fiscal year, which ends on the Saturday closest to January 31. Our interim periods each contain 13 weeks ending on the Saturday closest to April 30, July 31 and October 31, with the exception of the fourth quarter of fiscal 2017, which consisted of 14 weeks.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of The Michaels Companies, Inc. (previously filed as Exhibit 3.2 to Form S-1 filed by the Company on June 9, 2014, SEC File No. 333-193000).

3.2	Amended and Restated Bylaws of The Michaels Companies, Inc. (previously filed as Exhibit 3.4 to Form S-1 filed by the Company on June 2, 2014, SEC File No. 333-193000).

4.1	Form of Specimen Common Stock Certificate of The Michaels Companies, Inc. (previously filed as Exhibit 4.1 to Form S-1 filed by the Company on June 16, 2014, SEC File No. 333-193000).

4.2	Form of Amended and Restated Registration Rights Agreement (previously filed as Exhibit 4.2 to Form S-1 filed by the Company on June 2, 2014, SEC File No. 333-193000).

4.3	Form of Investor Agreement (previously filed as Exhibit 4.3 to Form S-1 filed by the Company on June 2, 2014, SEC File No. 333-193000).

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

10.5*	The Michaels Companies, Inc. Equity Incentive Plan (previously filed as Exhibit 10.1 to Form 10-Q filed by Michaels Stores, Inc. on August 30, 2013, SEC File No. 001-09338).

Exhibit Number	Description of Exhibit
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

10.12* 10.13*

Form of Stock Option Agreement under the Amended and Restated 2014 Omnibus Long-Term Incentive Plan (previously filed as Exhibit 10.2 to Form 10-Q filed by the Company on June 6, 2017, SEC File No. 001-36501).

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

10.15*

Form of Restricted Stock Unit Agreement under the Amended and Restated 2014 Omnibus Long-Term Incentive Plan (previously filed as Exhibit 10.1 to Form 10-Q filed by the Company on August 29, 2014, SEC File No. 001-36501).

10.16*

Form of Restricted Stock Unit Agreement under the Amended and Restated 2014 Omnibus Long-Term Incentive Plan (previously filed as Exhibit 10.3 to Form 10-Q filed by the Company on June 6, 2017, SEC File No. 001-36501).

10.17*

Form of Restricted Stock Unit Agreement for Independent Directors under the Amended and Restated 2014 Omnibus Long-Term Incentive Plan (previously filed as Exhibit 10.1 to Form 10-Q filed by the Company on December 7, 2016, SEC File No. 001-36501).

10.18*	The Michaels Companies, Inc. Annual Incentive Plan (previously filed as Exhibit 10.14 to Form S-1 filed by the Company on June 2, 2014, SEC File No. 333-193000).

10.19*

Employment Agreement, dated February 13, 2013, between Michaels Stores, Inc. and Carl S. Rubin (previously filed as Exhibit 10.1 to Form 10-Q filed by Michaels Stores, Inc. on May 24, 2013, SEC File No. 001-09338).

Exhibit Number	Description of Exhibit
10.20*

Restricted Stock Award Agreements, dated March 18, 2013, between Michaels Stores, Inc. and Carl S. Rubin (previously filed as Exhibit 10.2 to Form 10-Q filed by Michaels Stores, Inc. on May 24, 2013, SEC File No. 001-09338).

10.21*

Stock Option Agreement, dated March 18, 2013, between Michaels Stores, Inc. and Carl S. Rubin (previously filed as Exhibit 10.1 to Form 10-Q filed by Michaels Stores, Inc. on May 24, 2013, SEC File No. 001-09338).

10.22*

The Michaels Companies, Inc. Second Amended and Restated 2014 Omnibus Long-Term Incentive Plan (previously filed as Exhibit 10.1 to Form 8-k filed by the Company on June 8,2017, SEC File No. 001-36501).-

10.23*	Michaels Stores, Inc. Amended and Restated Officer Severance Pay Plan (previously filed as Exhibit 10.1 to Form 10-Q filed by the Company on June 6, 2017, SEC File No. 001-36501).

10.24	Form of Director and Officer Indemnification Agreement (previously filed as Exhibit 10.29 to Form S-1 filed by the Company on June 9, 2014 SEC File No. 333-193000).

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

10.26

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

10.27

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

10.28

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

10.29

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
10.30

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

10.31

First Amendment to Amended and Restated Credit Agreement, dated June 10, 2014, to the Amended and Restated Credit Agreement, dated January 28, 2013, among Michaels Stores, Inc., Deutsche Bank AG New York Branch, as administrative agent, and the guarantors named therein (previously filed as Exhibit 10.3 to Form 8-K filed by Michaels Stores, Inc. on June 11, 2014, SEC File No. 001-09338).

10.32

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

10.33*	Michaels Stores, Inc. Employees 401(k) Plan, effective March 1, 2009 (previously filed as Exhibit 10.30 to Form 10-K filed by Michaels Stores, Inc., on April 2, 2009, SEC File No. 001-09338).

21.1	Subsidiaries of the Company (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certifications of Carl S. Rubin pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certifications of Denise A. Paulonis pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 22, 2018	THE MICHAELS COMPANIES, INC.

	By:	/s/ Denise A. Paulonis
Denise A. Paulonis
Executive Vice President & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Carl S. Rubin	Chief Executive Officer and Director	March 22, 2018
Carl S. Rubin	(Principal Executive Officer)

/s/ Denise A. Paulonis	Executive Vice President and Chief Financial Officer	March 22, 2018
Denise A. Paulonis	(Principal Financial Officer)

/s/ James E. Sullivan	Chief Accounting Officer and Controller	March 22, 2018
James E. Sullivan	(Principal Accounting Officer)
/s/ Joshua Bekenstein	Director	March 22, 2018
Joshua Bekenstein /s/ Ryan Cotton	Director	March 22, 2018
Ryan Cotton /s/ Monte E. Ford	Director	March 22, 2018
Monte E. Ford

/s/ Karen Kaplan	Director	March 22, 2018
Karen Kaplan

/s/Matthew S. Levin	Director	March 22, 2018
Matthew S. Levin

/s/ John J. Mahoney	Director	March 22, 2018
John J. Mahoney

/s/James A. Quella	Director	March 22, 2018
James A. Quella

/s/ Beryl B. Raff	Director	March 22, 2018
Beryl B. Raff

/s/ Peter F. Wallace	Director	March 22, 2018
Peter F. Wallace