Form 10-Q
period 2018-05-05
Michaels Companies, Inc.
filed 2018-06-14
CIK 1593936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2018

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

As of June 5, 2018, 182,074,328 shares of The Michaels Companies, Inc.’s common stock were outstanding.

994

THE MICHAELS COMPANIES, INC.

Part I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE MICHAELS COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(Unaudited)

	13 Weeks Ended
	May 5,	April 29,
	2018	2017
Net sales	$1,155,511	$1,158,563
Cost of sales and occupancy expense	698,948	690,929
Gross profit	456,563	467,634
Selling, general and administrative	328,617	327,396
Restructure charge	47,498	—
Store pre-opening costs	1,505	978
Operating income	78,943	139,260
Interest expense	34,594	30,437
Other income, net	(1,693)	(44)
Income before income taxes	46,042	108,867
Income taxes	19,157	36,659
Net income	$26,885	$72,208

Other comprehensive income, net of tax:
Foreign currency translation adjustment and other	(7,053)	(5,272)
Comprehensive income	$19,832	$66,936

Earnings per common share:
Basic	$0.15	$0.38
Diluted	$0.15	$0.38
Weighted-average common shares outstanding:
Basic	181,523	188,968
Diluted	182,652	190,399

See accompanying notes to consolidated financial statements.

THE MICHAELS COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	May 5,	February 3,	April 29,
ASSETS	2018	2018	2017
Current Assets:
Cash and equivalents	$422,454	$425,896	$197,863
Merchandise inventories	1,121,563	1,123,288	1,102,346
Prepaid expenses and other	108,481	97,830	84,865
Accounts receivable, net	30,033	26,207	26,381
Income taxes receivable	2,818	3,761	3,394
Total current assets	1,685,349	1,676,982	1,414,849
Property and equipment, at cost	1,569,720	1,593,683	1,497,816
Less accumulated depreciation and amortization	(1,144,815)	(1,173,663)	(1,094,767)
Property and equipment, net	424,905	420,020	403,049
Goodwill	119,074	119,074	119,074
Other intangible assets, net	21,376	21,769	23,219
Deferred income taxes	33,338	34,538	37,376
Other assets	29,496	27,832	12,214
Total assets	$2,313,538	$2,300,215	$2,009,781

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$449,687	$483,002	$430,261
Accrued liabilities and other	384,630	370,457	348,807
Current portion of long-term debt	24,900	24,900	24,900
Income taxes payable	82,219	79,586	108,345
Total current liabilities	941,436	957,945	912,313
Long-term debt	2,696,408	2,701,764	2,717,831
Other liabilities	159,615	150,001	101,562
Total liabilities	3,797,459	3,809,710	3,731,706

Commitments and contingencies

Stockholders’ Deficit:
Common stock, $0.06775 par value, 350,000 shares authorized; 182,055 shares issued and outstanding at May 5, 2018; 181,919 shares issued and outstanding at February 3, 2018; and 188,849 shares issued and outstanding at April 29, 2017	12,225	12,206	12,656
Additional paid-in-capital	27,463	21,740	142,986
Accumulated deficit	(1,512,896)	(1,539,781)	(1,858,071)
Accumulated other comprehensive loss	(10,713)	(3,660)	(19,496)
Total stockholders’ deficit	(1,483,921)	(1,509,495)	(1,721,925)
Total liabilities and stockholders’ deficit	$2,313,538	$2,300,215	$2,009,781

See accompanying notes to consolidated financial statements.

THE MICHAELS COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	13 Weeks Ended
	May 5,	April 29,
	2018	2017
Cash flows from operating activities:
Net income	$26,885	$72,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,458	28,551
Share-based compensation	6,969	4,942
Debt issuance costs amortization	1,274	1,274
Accretion of long-term debt, net	(126)	(126)
Restructure charge	47,498	—
Deferred income taxes	2,580	259
Changes in assets and liabilities:
Merchandise inventories	(18,755)	25,516
Prepaid expenses and other	1,523	2,311
Accounts receivable	(4,892)	(3,166)
Other assets	(842)	(433)
Accounts payable	(46,639)	(91,767)
Accrued interest	8,325	(4,983)
Accrued liabilities and other	(35,356)	(46,266)
Income taxes	11,689	32,442
Other liabilities	2,912	2,183
Net cash provided by operating activities	32,503	22,945

Cash flows from investing activities:
Additions to property and equipment	(27,824)	(15,690)
Net cash used in investing activities	(27,824)	(15,690)

Cash flows from financing activities:
Common stock repurchased	(2,119)	(100,167)
Payments on term loan credit facility	(6,225)	(12,450)
Borrowings on asset-based revolving credit facility	—	12,000
Payments on asset-based revolving credit facility	—	(12,000)
Payment of dividends	(317)	(317)
Proceeds from stock options exercised	540	4,729
Net cash used in financing activities	(8,121)	(108,205)

Net change in cash and equivalents	(3,442)	(100,950)
Cash and equivalents at beginning of period	425,896	298,813
Cash and equivalents at end of period	$422,454	$197,863

Supplemental cash flow information:
Cash paid for interest	$25,344	$34,560
Cash paid for taxes	$5,370	$4,245

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 3, 2018 filed with the Securities and Exchange Commission (“SEC”) pursuant to Section 13 or 15(d) under the Securities Exchange Act of 1934. In the opinion of management, all adjustments (consisting of normal recurring accruals and other items) considered necessary for a fair presentation have been included.

We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31. All references to fiscal year mean the year in which that fiscal year began. References to “fiscal 2018” relate to the 52 weeks ending February 2, 2019 and references to “fiscal 2017” relate to the 53 weeks ended February 3, 2018. In addition, all references to “the first quarter of fiscal 2018” relate to the 13 weeks ended May 5, 2018 and all references to “the first quarter of fiscal 2017” relate to the 13 weeks ended April 29, 2017.  Because of the seasonal nature of our business, the results of operations for the 13 weeks ended May 5, 2018 are not indicative of the results to be expected for the entire year.

Aaron Brothers

In March 2018, we closed all 94 full-size Aaron Brothers stores and began the process of repositioning our Aaron Brothers brand as a store-within-a-store, providing custom framing services in all Michaels stores. In the first quarter of fiscal 2018, we recorded a restructure charge totaling $47.5 million, consisting primarily of costs associated with the termination of the remaining lease obligations, the write-off of fixed assets and employee-related expenses. In the first quarters of fiscal 2018 and fiscal 2017, Aaron Brothers net sales totaled approximately $12.9 million and $25.5 million, respectively. Excluding the restructure charge, Aaron Brothers did not have a material impact on the Company’s operating income in the periods presented.

Share Repurchase Program

In June 2017, the Board of Directors authorized a new share repurchase program for the Company to purchase $500.0 million of the Company’s common stock on the open market. The share repurchase program does not have an expiration date, and the timing and number of repurchase transactions under the program will depend on market conditions, corporate considerations, debt agreements and regulatory requirements. Shares repurchased under the program are held as treasury shares until retired. During the first quarter of fiscal 2018, we did not repurchase any shares under our current share repurchase program. During the first quarter of fiscal 2017, we repurchased 4.8 million shares under our previous share repurchase program for an aggregate amount of $99.3 million. As of May 5, 2018, we had $350.0 million of availability remaining under our current program.

Accounting Pronouncements Recently Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014‑09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” which provides further guidance on identifying performance obligations and improves the operability and understandability of the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition. We used the modified retrospective transition method to adopt ASU 2014-09 in the first quarter of fiscal 2018 with no adjustments required to our opening retained earnings. The adoption did not have a material impact to the consolidated financial statements, however, it did result in additional disclosures.

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

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). Under ASU 2016‑02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. In January 2018, the FASB issued ASU 2018-01, “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842” which provides a practical expedient to not evaluate land easements that existed or expired before the entity’s adoption of Topic 842 and were not previously considered leases.  The guidance under these standards is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. At adoption, this update will be applied using a modified retrospective approach. We are currently evaluating the impact that ASU 2016-02 will have on the consolidated financial statements and related disclosures. We believe the most significant impact relates to our accounting for real estate leases, which will be recorded as right-of-use assets and lease liabilities on our balance sheet upon adoption.

2. REVENUE RECOGNITION

Our revenue is primarily associated with sales of merchandise to customers within our stores, customers utilizing our e-commerce platforms and through our Darice wholesale business (“Darice”). Revenue is measured based on the amount of consideration that we expect to receive, reduced by estimates for return allowances, point-of-sale coupons and discounts. Revenue also excludes any amounts collected on behalf of third parties, including sales tax. Revenue from sales of our merchandise is recognized when the customer takes possession of the merchandise.  Payment for our retail sales is typically due at the time of the sale.

Right of Return

We allow for merchandise to be returned under most circumstances up to 180 days after purchase. A sales return reserve is established using historical customer return behavior and reduces both revenue and cost of goods sold. Historically, the sales returns reserve was presented net of cost of sales in other current liabilities in the consolidated balance sheets. As a result of adopting ASU 2014-09, the Company presents the gross sales return reserve in other current liabilities and the estimated value of the merchandise expected to be returned in prepaid expenses and other in the consolidated balance sheets. The change did not have a material impact in the first quarter of fiscal 2018.

Customer Receivables

As of May 5, 2018, February 3, 2018 and April 29, 2017 receivables from customers, which consist primarily of trade receivables related to Darice, were approximately $18.4 million, $19.2 million and $18.2 million, respectively, and are included in accounts receivable, net in the consolidated balance sheets.

Gift Cards

We record a gift card liability on the date we issue the gift card to the customer. We record revenue and reduce the gift card liability as the customer redeems the gift card or when the likelihood of redemption by the customer is remote (“gift card breakage”). We estimate gift card breakage using the expected value method based on customers’ historical redemption rates and patterns. Gift card breakage income is recorded in net sales in the consolidated statements of comprehensive income over the estimated redemption period. The gift card liability is included in accrued liabilities and other in the consolidated balance sheets.

The following table includes activity related to gift cards (in thousands):

	13 Weeks Ended
	May 5,	April 29,
	2018	2017
Balance at beginning of period	$56,729	$49,869
Issuance of gift cards	9,031	9,298
Revenue recognized (1)	(13,497)	(14,001)
Gift card breakage	(750)	(310)
Balance at end of period	$51,513	$44,856

(1) Revenue recognized from the beginning liability during the first quarters of fiscal 2018 and fiscal 2017 totaled $8.1 million and $8.4 million, respectively.

3. FAIR VALUE MEASUREMENTS

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

The table below provides the fair values of our senior secured term loan facility (“Amended Term Loan Credit Facility”), our 5.875% senior subordinated notes maturing in 2020 (“2020 Senior Subordinated Notes’’) and our interest rate swaps executed in the first quarter of fiscal 2018.

	May 5,	February 3,	April 29,
	2018	2018	2017
	(in thousands)
Assets
Interest rate swaps	$1,106	$—	$—

Liabilities
Term loan credit facility	$2,237,256	$2,246,302	$2,245,397
Senior subordinated notes	518,925	518,288	522,750
Interest rate swaps	4,930	—	—

The fair values of our Amended Term Loan Credit Facility and our 2020 Senior Subordinated Notes were determined based on quoted market prices which are considered Level 1 inputs within the fair value hierarchy.

The fair value of our interest rate swaps was calculated using significant observable inputs including the present value of estimated future cash flows using the applicable interest rate curves and therefore, were classified as Level 2 inputs within the fair value hierarchy.

4. DEBT

Long-term debt consists of the following (in thousands):

		May 5,	February 3,	April 29,
	Interest Rate	2018	2018	2017
Term loan credit facility	Variable	$2,226,125	$2,232,350	$2,251,025
Senior subordinated notes	5.875%	510,000	510,000	510,000
Total debt		2,736,125	2,742,350	2,761,025
Less unamortized discount/premium and debt costs		(14,817)	(15,686)	(18,294)
Total debt, net		2,721,308	2,726,664	2,742,731
Less current portion		(24,900)	(24,900)	(24,900)
Long-term debt		$2,696,408	$2,701,764	$2,717,831

Revolving Credit Facility

As of May 5, 2018 and April 29, 2017, the borrowing base under our senior secured asset-based revolving credit facility was $770.7 million and $786.9 million, respectively, of which Michaels Stores, Inc. (“MSI”) had unused borrowing capacity of $674.0 million and $727.6 million, respectively. As of May 5, 2018 and April 29, 2017, outstanding standby letters of credit, which reduce our borrowing base, totaled $96.7 million and $59.3 million, respectively.

Term Loan Credit Facility

On May 23, 2018, MSI entered into an amendment with JPMorgan Chase Bank, N.A. (“JPMorgan”) and other lenders to amend and restate our term loan credit facility. The amended and restated credit agreement, together with the related security, guarantee and other agreements, is referred to as the “Amended and Restated Term Loan Credit Facility”. Borrowings under the Amended and Restated Term Loan Credit Facility bear interest at a rate per annum, at MSI’s option, of either (a) a margin of 1.50% plus a base rate defined as the highest of (1) the prime rate of JPMorgan, (2) the federal funds effective rate plus 0.5%, and (3) the one-month London Interbank Offered Rate (“LIBOR”) plus 1% or (b) a margin of 2.50% plus the applicable LIBOR. MSI is required to make scheduled quarterly payments equal to 0.25% of the original principal amount of the term loans (subject to adjustments relating to the incurrence of additional term loans) for the first four years and two quarters of the Amended and Restated Term Loan Credit Facility, with the balance to be paid on January 28, 2023. All other terms under the Amended Term Loan Credit Facility have remained unchanged. As a result of this refinancing, we will record a loss on the early extinguishment of debt of approximately $2 million during the second quarter of fiscal 2018.

Interest Rate Swaps

In April 2018, we executed two interest rate swaps with an aggregate notional value of $1.0 billion associated with our outstanding Amended Term Loan Credit Facility. The interest rate swaps have a maturity date of April 30, 2021 and were executed for risk management and are not held for trading purposes. The objective of the interest rate swap is to hedge the variability of cash flows resulting from fluctuations in the one-month LIBOR. The swaps replaced the one-month LIBOR with a fixed interest rate of 2.7765% and payments are settled monthly. The swaps qualify as cash flow hedges and changes in the fair values are recorded in accumulated other comprehensive income in the consolidated balance sheet. The changes in fair value are reclassified from accumulated other comprehensive income to interest expense in the same period that the hedged items affect earnings. There were no amounts reclassified from accumulated other comprehensive income to interest expense during the three months ended May 5, 2018.  As of May 5, 2018, the fair value of the interest rate swaps was a net liability of $3.8 million, consisting of $4.9 million recorded in accrued liabilities and other and $1.1 million recorded in other assets in our consolidated balance sheets.

5. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table includes detail regarding changes in the composition of accumulated other comprehensive loss (in thousands):

	13 Weeks Ended
	May 5,	April 29,
	2018	2017
Beginning of period	$(3,660)	$(14,224)
Foreign currency translation adjustment and other	(4,147)	(5,272)
Interest rate swaps	(2,906)	—
End of period	$(10,713)	$(19,496)

6. INCOME TAXES

The effective tax rate was 41.6% for the first quarter of fiscal 2018 compared to 33.7% for the first quarter of fiscal 2017. The effective tax rate for the first quarter of fiscal 2018 was higher than the same period in the prior year due to provisional adjustments of $8.1 million related to repatriation taxes for accumulated earnings of foreign subsidiaries associated with the enactment of the Tax Cuts and Jobs Act (“Tax Act”) in the fourth quarter of fiscal 2017, partially offset by the reduction of the federal statutory tax rate from 35% to 21%.  The U.S. Treasury is expected to issue additional regulations and guidance in connection with the Tax Act, which may alter interpretations of the new tax law and could materially change our estimated provisional adjustments.

7. EARNINGS PER SHARE

The Company’s unvested restricted stock awards contain non-forfeitable rights to dividends and meet the criteria of a participating security as defined by ASC 260, “Earnings Per Share”. In applying the two-class method, net income is allocated to both common and participating securities based on their respective weighted-average shares outstanding for the period. Basic earnings per share is computed by dividing net income allocated to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average common shares outstanding plus the potential dilutive impact from stock options and restricted stock units. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. There were 5.7 million and 4.9 million anti-dilutive shares during the first quarters of fiscal 2018 and fiscal 2017, respectively.

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	13 Weeks Ended
	May 5,	April 29,
	2018	2017
Basic earnings per common share:
Net income	$26,885	$72,208
Less income related to unvested restricted shares	(67)	(337)
Income available to common shareholders - Basic	$26,818	$71,871

Weighted-average common shares outstanding - Basic	181,523	188,968

Basic earnings per common share	$0.15	$0.38

Diluted earnings per common share:
Net income	$26,885	$72,208
Less income related to unvested restricted shares	(66)	(334)
Income available to common shareholders - Diluted	$26,819	$71,874

Weighted-average common shares outstanding - Basic	181,523	188,968
Effect of dilutive stock options and restricted stock units	1,129	1,431
Weighted-average common shares outstanding - Diluted	182,652	190,399

Diluted earnings per common share	$0.15	$0.38

8. SEGMENTS AND GEOGRAPHIC INFORMATION

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

Our net sales by country are as follows (in thousands):

	13 Weeks Ended
	May 5,	April 29,
	2018	2017
United States	$1,048,001	$1,056,643
Canada	107,510	101,920
Total	$1,155,511	$1,158,563

9. CONTINGENCIES

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

Following the filing of the Graham case in New Jersey, five additional purported class action lawsuits with six plaintiffs were filed, Michele Castro and Janice Bercut v. Michaels Stores, Inc., in the U.S. District Court for the Northern District of Texas, Michelle Bercut v. Michaels Stores, Inc. in the Superior Court of California for Sonoma County, Raini Burnside v. Michaels Stores, Inc., in the U.S. District Court for the Western District of Missouri, Sue Gettings v. Michaels Stores, Inc., in the U.S. District Court for the Southern District of New York, and Barbara Horton v. Michaels Stores, Inc., in the U.S. District Court for the Central District of California. All of the plaintiffs alleged violations of the FCRA. In addition, the Castro, Horton and Janice Bercut lawsuits also alleged violations of California’s unfair competition law. The Burnside, Horton and Gettings lawsuits, as well as the claims by Michele Castro, have been dismissed. The Graham, Janice Bercut and Michelle Bercut lawsuits were transferred for centralized pretrial proceedings to the District of New Jersey. On January 24, 2017, the Company’s motion to dismiss for lack of standing was granted, and the court declined to rule on the merits of plaintiffs’ claims. The dismissal order was stayed for 30 days to allow the plaintiffs to amend their complaints. Because there were no amendments filed, two of the three centralized cases were dismissed and subsequently appealed to the U.S. Court of Appeals for the Third Circuit, and the remaining case (Michelle Bercut) was remanded to California Superior Court. We reached a tentative settlement on all pending lawsuits and a preliminary approval of the settlement was granted by the Court on April 18, 2018. The final approval hearing is scheduled for September 19, 2018. We do not believe the resolution of the lawsuits will have a material effect on our consolidated financial statements.

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

10. RELATED PARTY TRANSACTIONS

Affiliates of, or funds advised by, Bain Capital Private Equity, L.P. (“Bain Capital”) and The Blackstone Group L.P. (“The Blackstone Group”, together with Bain Capital and their applicable affiliates, the “Sponsors”) owned approximately 40% of our outstanding common stock as of May 5, 2018.

The Blackstone Group owns a majority equity position in RGIS, a vendor we utilized until February 2018 to count our store inventory. Payments associated with this vendor during the first quarters of fiscal 2018 and fiscal 2017 were $0.7 million and $2.0 million, respectively. These expenses are included in selling, general and administrative (“SG&A”) in the consolidated statements of comprehensive income.

The Blackstone Group owns a majority equity position in Excel Trust, Inc., Blackstone Real Estate DDR Retail Holdings III, LLC and Blackstone Real Estate RC Retail Holdings, LLC, vendors we utilize to lease certain properties.

Payments associated with these vendors during the first quarters of fiscal 2018 and fiscal 2017 were $1.8 million and $1.9 million, respectively. These expenses are included in cost of sales and occupancy expense in the consolidated statements of comprehensive income.

Three of our current directors, Joshua Bekenstein, Ryan Cotton and Peter F. Wallace, are affiliates of either Bain Capital or The Blackstone Group. As such, some or all of such directors may have an indirect material interest in payments with respect to debt securities of the Company that have been purchased by affiliates of Bain Capital and The Blackstone Group. As of May 5, 2018, affiliates of The Blackstone Group held $93.1 million of our Amended Term Loan Credit Facility.

11. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

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

Michaels Stores, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	May 5,	February 3,	April 29,
ASSETS	2018	2018	2017
Current assets:
Cash and equivalents	$421,685	$425,129	$197,100
Merchandise inventories	1,121,563	1,123,288	1,102,346
Prepaid expenses and other current assets	141,229	127,656	114,536
Total current assets	1,684,477	1,676,073	1,413,982
Property and equipment, net	424,905	420,020	403,049
Goodwill	119,074	119,074	119,074
Other assets	84,608	84,537	73,414
Total assets	$2,313,064	$2,299,704	$2,009,519

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$449,687	$483,002	$430,261
Accrued liabilities and other	384,170	369,647	347,987
Current portion of long-term debt	24,900	24,900	24,900
Other current liabilities	127,568	124,881	153,243
Total current liabilities	986,325	1,002,430	956,391
Long-term debt	2,696,408	2,701,764	2,717,831
Other liabilities	173,162	165,662	109,975
Total stockholders’ deficit	(1,542,831)	(1,570,152)	(1,774,678)
Total liabilities and stockholders’ deficit	$2,313,064	$2,299,704	$2,009,519

Michaels Stores, Inc.

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	13 Weeks Ended
	May 5,	April 29,
	2018	2017
Net sales	$1,155,511	$1,158,563
Cost of sales and occupancy expense	698,948	690,929
Gross profit	456,563	467,634
Selling, general and administrative	328,392	327,465
Restructure charge	47,498	—
Store pre-opening costs	1,505	978
Operating income	79,168	139,191
Interest and other expense	32,904	30,396
Income before income taxes	46,264	108,795
Income taxes	19,211	36,634
Net income	$27,053	$72,161

Other comprehensive income, net of tax:
Foreign currency translation adjustment and other	(7,053)	(5,272)
Comprehensive income	$20,000	$66,889

Michaels Stores, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	13 Weeks Ended
	May 5,	April 29,
	2018	2017
Cash flows from operating activities:
Net cash provided by operating activities	$30,605	$26,543

Cash flows from investing activities:
Additions to property and equipment	(27,824)	(15,690)
Net cash used in investing activities	(27,824)	(15,690)

Cash flows from financing activities:
Net repayments of debt	(6,225)	(24,450)
Net borrowings of debt	—	12,000
Payment of dividend to Michaels Funding, Inc.	—	(95,357)
Net cash used in financing activities	(6,225)	(107,807)

Net change in cash and equivalents	(3,444)	(96,954)
Cash and equivalents at beginning of period	425,129	294,054
Cash and equivalents at end of period	$421,685	$197,100

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements of the Company (and the related notes thereto included elsewhere in this quarterly report), the audited consolidated financial statements of the Company (and the related notes thereto) and the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2018 (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) pursuant to Section 13 or 15(d) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) on March 20, 2018.

All of the “Company”, “us”, “we”, “our”, and similar expressions are references to The Michaels Companies, Inc. (“Michaels”) and our consolidated wholly-owned subsidiaries,  unless otherwise expressly stated or the context otherwise requires.

We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31. All references to fiscal year mean the year in which that fiscal year began. References to “fiscal 2018” relate to the 52 weeks ending February 2, 2019 and references to “fiscal 2017” relate to the 53 weeks ended February 3, 2018. In addition, all references to “the first quarter of fiscal 2018” relate to the 13 weeks ended May 5, 2018 and all references to “the first quarter of fiscal 2017” relate to the 13 weeks ended April 29, 2017. Because of the seasonal nature of our business, the results of operations for the 13 weeks ended May 5, 2018 are not indicative of the results to be expected for the entire year.

Overview

We are the largest arts and crafts specialty retailer in North America (based on store count) providing materials, project ideas and education for creative activities under the retail brands of Michaels, Aaron Brothers and Pat Catan’s. We also operate an international wholesale business under the Darice brand name and a market-leading vertically-integrated custom framing business under the Artistree brand name. As of May 5, 2018, we operated 1,243 Michaels stores, 3 Aaron Brothers stores and 36 Pat Catan’s stores.

In March 2018, we closed all 94 full-size Aaron Brothers stores and began the process of repositioning our Aaron Brothers brand as a store-within-a-store, providing custom framing services in all Michaels stores. In the first quarter of fiscal 2018, we recorded a restructure charge totaling $47.5 million, consisting primarily of costs associated with the termination of the remaining lease obligations, the write-off of fixed assets and employee-related expenses. In the first quarters of fiscal 2018 and fiscal 2017, Aaron Brothers net sales totaled approximately $12.9 million and $25.5 million, respectively. Excluding the restructure charge, Aaron Brothers did not have a material impact on the Company’s operating income in the periods presented.

Net sales for the first quarter of fiscal 2018 decreased 0.3% compared to the same period in the prior year. The decrease in net sales was due to the closure of substantially all of our Aaron Brothers stores and a decrease in wholesale revenue.  The decrease was partially offset by an increase in net sales due to the opening of 18 additional Michaels stores (net of closures) since April 29, 2017 and a 0.4% increase in comparable store sales. Gross profit as a percent of net sales decreased 90 basis points to 39.5% during the first quarter of fiscal 2018 due primarily to higher distribution related costs and the negative impact associated with the closure of substantially all of our Aaron Brothers stores.  Operating income as a percent of net sales decreased to 6.8% for the first quarter of fiscal 2018 compared to 12.0% in the same period in the prior year. The decrease was primarily due to the restructure charge associated with the Aaron Brothers store closures.

Comparable Store Sales

Comparable store sales represents the change in net sales for stores open the same number of months in the comparable period of the previous year, including stores that were relocated or expanded during either period, as well as e-commerce sales. A store is deemed to become comparable in its 14th month of operation in order to eliminate grand opening sales distortions. A store temporarily closed more than two weeks is not considered comparable during the month it is closed. If a store is closed longer than two weeks but less than two months, it becomes comparable in the month in which it reopens, subject to a mid-month convention. A store closed longer than two months becomes comparable in its 14th month of operation after its reopening. All Aaron Brothers stores have been excluded from comparable stores sales in fiscal 2018.

Operating Information

The following table sets forth certain operating data:

	13 Weeks Ended
	May 5,	April 29,
	2018	2017
Michaels stores:
Open at beginning of period	1,238	1,223
New stores	6	3
Relocated stores opened	9	7
Closed stores	(1)	(1)
Relocated stores closed	(9)	(7)
Open at end of period	1,243	1,225

Aaron Brothers stores:
Open at beginning of period	97	109
Closed stores	(94)	(5)
Open at end of period	3	104

Pat Catan's stores:
Open at beginning and end of period	36	35
Total store count at end of period	1,282	1,364

Other Operating Data:
Average inventory per Michaels store (in thousands) (1)	$814	$803
Comparable store sales	0.4%	(1.2)%
Comparable store sales, at constant currency	0.0%	(1.2)%

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

	13 Weeks Ended
	May 5,	April 29,
	2018	2017
Net sales	100.0%	100.0%
Cost of sales and occupancy expense	60.5	59.6
Gross profit	39.5	40.4
Selling, general and administrative	28.4	28.3
Restructure charge	4.1	—
Store pre-opening costs	0.1	0.1
Operating income	6.8	12.0
Interest expense	3.0	2.6
Other income, net	(0.1)	—
Income before income taxes	4.0	9.4
Income taxes	1.7	3.2
Net income	2.3%	6.2%

13 Weeks Ended May 5, 2018 Compared to the 13 Weeks Ended April 29, 2017

Net Sales. Net sales decreased $3.1 million for the first quarter of fiscal 2018, or 0.3%, compared to the first quarter of fiscal 2017. The decrease in net sales was due to a $12.6 million decrease related to the closure of substantially all of our Aaron Brothers stores and a $4.4 million decrease in wholesale revenue. The decrease was partially offset by a $9.4 million increase related primarily to 18 additional Michaels stores opened (net of closures) since the first quarter of fiscal 2017 and a $3.9 million increase in comparable store sales. Comparable store sales increased 0.4% compared to the first quarter of fiscal 2017 due to an increase in average ticket, partially offset by a decrease in customer transactions.

Gross Profit. Gross profit was 39.5% of net sales in the first quarter of fiscal 2018 compared to 40.4% in the first quarter of fiscal 2017. The 90 basis point decrease was primarily due to higher distribution related costs, occupancy cost deleverage and the negative impact related to the Aaron Brothers store closures. The decrease was partially offset by our ongoing sourcing initiatives.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) was 28.4% of net sales for the first quarter of fiscal 2018 compared to 28.3% for the first quarter of fiscal 2017. SG&A increased $1.2 million to $328.6 million for the first quarter of fiscal 2018. The increase was primarily due to  a $2.9 million increase in professional fees related to strategic initiatives, $2.3 million associated with operating 18 additional Michaels stores (net of closures) and a  $1.9 million increase in payroll-related expenses. The increase was partially offset by a $5.0 million decrease related to the Aaron Brothers store closures during the first quarter of fiscal 2018.

Restructure Charge. We recorded a restructure charge of $47.5 million in the first quarter of fiscal 2018 primarily related to the closure of substantially all of our Aaron Brothers stores.

Interest Expense. Interest expense increased $4.2 million to $34.6 million in the first quarter of fiscal 2018 compared to the same period in the prior year. The increase was primarily due to a higher interest rate on our amended term loan credit facility.

Income Taxes. The effective tax rate was 41.6% for the first quarter of fiscal 2018 compared to 33.7% for the first quarter of fiscal 2017. The effective tax rate for the first quarter of fiscal 2018 was higher than the same period in the prior year due to provisional adjustments of $8.1 million related to repatriation taxes for accumulated earnings of foreign subsidiaries associated with the enactment of the Tax Cuts and Jobs Act in the fourth quarter of fiscal 2017, partially offset by the reduction of the federal statutory tax rate from 35% to 21%.

Liquidity and Capital Resources

We require cash principally for day-to-day operations, to finance capital investments, purchase inventory, service our outstanding debt and for seasonal working capital needs. We expect that our available cash, cash flow generated from operating activities and funds available under our Amended Revolving Credit Facility will be sufficient to fund planned capital expenditures, working capital requirements, debt repayments, debt service requirements and anticipated growth for the foreseeable future. Our ability to satisfy our liquidity needs and continue to refinance or reduce debt could be adversely affected by the occurrence of any of the events described under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended February 3, 2018 or our failure to meet our debt covenants. Our Amended Revolving Credit Facility provides senior secured financing of up to $850.0 million, subject to a borrowing base. As of May 5, 2018, the borrowing base was $770.7 million, of which we had $96.7 million of outstanding standby letters of credit and $674.0 million of unused borrowing capacity. Our cash and cash equivalents totaled $422.5 million at May 5, 2018.

In June 2017, the Board of Directors authorized a new share repurchase program for the Company to purchase $500.0 million of the Company’s common stock on the open market. The share repurchase program does not have an expiration date, and the timing and number of repurchase transactions under the program will depend on market conditions, corporate considerations, debt agreements and regulatory requirements. Shares repurchased under the program are held as treasury shares until retired. During the first quarter of fiscal 2018, we did not repurchase any shares under our current share repurchase program. During the first quarter of fiscal 2017, we repurchased 4.8 million shares under our previous share repurchase program for an aggregate amount of $99.3 million. As of May 5, 2018, we had $350.0 million of availability remaining under our current program.

On May 23, 2018, Michaels Stores, Inc. (“MSI”) entered into an amendment with JPMorgan Chase Bank, N.A. (“JPMorgan”) and other lenders to amend and restate our term loan credit facility.  The amended and restated credit agreement, together with the related security, guarantee and other agreements, is referred to as the “Amended and Restated Term Loan Credit Facility”.  Borrowings under the Amended and Restated Term Loan Credit Facility bear interest at a rate per annum, at MSI’s option, of either (a) a margin of 1.50% plus a base rate defined as the highest of (1) the prime rate of JPMorgan, (2) the federal funds effective rate plus 0.5%, and (3) the one-month London Interbank Offered Rate (“LIBOR”) plus 1% or (b) a margin of 2.50% plus the applicable LIBOR.  MSI is required to make scheduled quarterly payments equal to 0.25% of the original principal amount of the term loans (subject to adjustments relating to the incurrence of additional term loans) for the first four years and two quarters of the Amended and Restated Term Loan Credit Facility, with the balance to be paid on January 28, 2023.  All other terms under the Amended Term Loan Credit Facility have remained unchanged.  As a result of this refinancing, we will record a loss on the early extinguishment of debt of approximately $2 million during the second quarter of fiscal 2018.

We had total outstanding debt of $2,736.1 million at May 5, 2018, of which $2,226.1 million was subject to variable interest rates and $510.0 million was subject to fixed interest rates. In April 2018, we executed two interest rate swaps with an aggregate notional value of $1.0 billion associated with our outstanding Amended Term Loan Credit Facility. The interest rate swaps have a maturity date of April 30, 2021 and were executed for risk management and are not held for trading purposes. The objective of the interest rate swap is to hedge the variability of cash flows resulting from fluctuations in the one-month LIBOR. The swaps replaced the one-month LIBOR with a fixed interest rate of 2.7765% and payments are settled monthly.

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

Cash Flow from Operating Activities

Cash flows provided by operating activities were $32.5 million in the first quarter of fiscal 2018 compared to $22.9 million in the first quarter of fiscal 2017. The increase was primarily due to the timing of interest payments.

Inventory at the end of the first quarter of fiscal 2018 increased $19.2 million, or 1.7%, to $1,121.6 million, compared to $1,102.3 million at the end of the first quarter of fiscal 2017. The increase in inventory was primarily due to additional inventory associated with the operation of 18 additional Michaels stores (net of closures), partially offset by a decrease in inventory related to the Aaron Brothers store closures in the first quarter of fiscal 2018. Average inventory per Michaels store (inclusive of distribution centers, in-transit and inventory for the Company’s e-commerce site) increased 1.4% to $814,000 at May 5, 2018 from $803,000 at April 29, 2017.

Cash Flow from Investing Activities

The following table includes capital expenditures paid during the periods presented (in thousands):

	13 Weeks Ended
	May 5,	April 29,
	2018	2017
New and relocated stores including stores not yet opened (1)	$6,440	$2,638
Existing stores	7,713	6,392
Information systems	10,617	3,081
Corporate and other	3,054	3,579
	$27,824	$15,690

(1) In the first quarter of fiscal 2018, we incurred capital expenditures related to the opening of 15 Michaels stores, including the relocation of nine stores. In the first quarter of fiscal 2017, we incurred capital expenditures related to the opening of 10 Michaels stores, including the relocation of seven stores.

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

The following table shows a reconciliation of EBITDA and Adjusted EBITDA to net income and net cash provided by operating activities (in thousands):

	13 Weeks Ended
	May 5,	April 29,
	2018	2017
Net cash provided by operating activities	$32,503	$22,945
Depreciation and amortization	(29,458)	(28,551)
Share-based compensation	(6,969)	(4,942)
Debt issuance costs amortization	(1,274)	(1,274)
Accretion of long-term debt, net	126	126
Restructure charge	(47,498)	—
Deferred income taxes	(2,580)	(259)
Changes in assets and liabilities	82,035	84,163
Net income	26,885	72,208
Interest expense	34,594	30,437
Income taxes	19,157	36,659
Depreciation and amortization	29,458	28,551
Interest income	(1,406)	(144)
EBITDA	108,688	167,711
Adjustments:
Share-based compensation	6,969	4,942
Restructure charge	47,498	—
Severance costs	902	334
Store pre-opening costs	1,505	978
Store remodel costs	515	122
Foreign currency transaction (gains) losses	(570)	61
Store closing costs	1,062	1,729
Other (1)	725	865
Adjusted EBITDA	$167,294	$176,742

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

Disclosure Regarding Forward-Looking Information

The above discussion, as well as other portions of this Quarterly Report on Form 10-Q, contains forward-looking statements that reflect our plans, estimates and beliefs. Statements regarding sufficiency of capital resources and planned uses of excess cash flow as well as any other statements contained herein (including, but not limited to, statements to the effect that Michaels or its management “anticipates”, “plans”, “estimates”, “expects”, “believes”, “intends” and other similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our Annual Report. Such forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance or achievements to be materially different from anticipated results, prospects, performance or achievements expressed or implied by such forward-looking statements. Most of these factors are outside of our control and are difficult to predict. Such risks and uncertainties include, but are not limited to the following:

•	risks related to the effect of economic uncertainty;

•	risks related to our substantial indebtedness;

•	restrictions in our debt agreements that limit our flexibility in operating our business;

•	changes in customer demand could materially adversely affect our sales, results of operations and cash flow;

•	competition, including internet-based competition, could negatively impact our business;

•	a weak fourth quarter would materially adversely affect our results of operations;

•	unexpected or unfavorable consumer responses to our promotional or merchandising programs could materially adversely affect our sales, results of operations, cash flows and financial condition;

•	our results may be adversely affected by serious disruptions or catastrophic events, including geo-political events and weather;

•

our failure to adequately maintain security and prevent unauthorized access to electronic and other confidential information, which could result in an additional data breach, could materially adversely affect our financial condition and operating results;

•	our reliance on foreign suppliers increases our risk of obtaining adequate, timely and cost-effective product supplies;

•	our failure to increase comparable store sales and open new stores could impair our ability to improve our sales, profitability and cash flows;

•	damage to the reputation of the Michaels brand or our private and exclusive brands could adversely affect our sales;

•	risks associated with the suppliers from whom our products are sourced may fail us and transitioning to other qualified vendors could materially adversely affect our revenue and profit growth;

•	changes in regulations or enforcement, or our failure to comply with existing or future regulations, may adversely impact our business;

•	significant increases in inflation or commodity prices such as petroleum, natural gas, electricity, steel, wood, and paper may adversely affect our costs, including cost of merchandise;

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

•

affiliates of, or funds advised by, Bain Capital Private Equity, L.P. and The Blackstone Group L.P. own approximately 40% of the outstanding shares of our common stock and as a result will have the ability to strongly influence our decisions, and they may have interests that differ from those of other stockholders; and

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We are exposed to fluctuations in exchange rates between the U.S. and Canadian dollar, which is the functional currency of our Canadian subsidiaries. Our sales, costs and expenses of our Canadian subsidiaries, when translated into U.S. dollars, can fluctuate due to exchange rate movement. A 10% increase or decrease in the exchange rate of the Canadian dollar would have increased or decreased net income by approximately $3 million for the 13 weeks ended May 5, 2018.

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our Amended Term Loan Credit Facility and our Amended Revolving Credit Facility. The interest rates on our Amended Term Loan Credit Facility and our Amended Revolving Credit Facility will reprice periodically, which will impact our earnings and cash flow. In April 2018, we executed two interest rate swap agreements with an aggregate notional value of $1.0 billion which are intended to mitigate interest rate risk associated with future changes in interest rates for borrowings under our Amended Term Loan Credit Facility. As a result of these interest rate swaps, our exposure to interest rate volatility for $1.0 billion of our Amended Term Loan Credit Facility will be eliminated beginning in the second quarter of fiscal 2018.  The interest rate on our 2020 Senior Subordinated Notes is fixed. Based on our overall interest rate exposure to variable rate debt outstanding as of May 5, 2018, a 100 basis point change in interest rates would impact income before income taxes by approximately $12 million for fiscal 2018. A 100 basis point change in interest rates would impact the fair value of our long-term fixed rate debt by approximately $19 million. A change in interest rates would not materially affect the fair value of our variable rate debt as the debt reprices periodically.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated by the SEC under the Exchange Act) designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. We note the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act, is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms.

Change in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended May 5, 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated by reference from Note 9 to the consolidated financial statements in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors described in the Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides certain information with respect to our purchases of shares of the Company’s common stock during the first quarter of fiscal 2018:

				Approximate Dollar Value
			Total Number of	of Shares That May
			Shares Purchased	Yet Be Purchased
	Total Number of	Average Price	as Part of Publicly	Under the Plan (b)
Period	Shares Purchased (a)	Paid per Share	Announced Plan (b)	(in thousands)
February 4, 2018 - March 3, 2018	4,519	$23.60	—	$350,001
March 4, 2018 - April 7, 2018	95,452	20.28	—	350,001
April 8, 2018 - May 5, 2018	2,691	18.62	—	350,001
Total	102,662	$20.38	—	$350,001

(a)	These amounts reflect the surrender of shares of common stock to the Company to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards.

(b)

In June 2017, the Board of Directors authorized the Company to purchase up to $500.0 million of the Company’s common stock on the open market. The share repurchase program does not have an expiration date. The Company has retired and intends to continue to retire shares repurchased under the program.

ITEM 6.  EXHIBITS

(a)	Exhibits:

Exhibit Number	Description of Exhibit

10.1

Third Amendment to Amended and Restated Credit Agreement, dated as of May 23, 2018, among Michaels Stores, Inc., Michaels Funding, Inc., various subsidiaries of Michaels Stores, Inc., JPMorgan Chase Bank, N.A., as successor administrative agent and successor collateral agent, Deutsche Bank AG New York Branch, as resigning administrative agent and resigning collateral agent, the 2018 Converting Replacement Term B Loan Lenders (as defined therein), the 2018 New Replacement Term B Loan Lenders (as defined therein), the lenders party thereto and the other agents named therein (previously filed as Exhibit 10.1 to Form 8-K filed by the Company on May 24, 2018, SEC File No. 001-36501).

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

Date: June 14, 2018