Form 10-Q
period 2018-08-04
Michaels Companies, Inc.
filed 2018-08-31
CIK 1593936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2018

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

As of August 23, 2018, 171,367,524 shares of The Michaels Companies, Inc.’s common stock were outstanding.

994

THE MICHAELS COMPANIES, INC.

Part I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE MICHAELS COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
Net sales	$1,053,267	$1,072,593	$2,208,778	$2,231,156
Cost of sales and occupancy expense	679,938	670,082	1,378,887	1,361,012
Gross profit	373,329	402,511	829,891	870,144
Selling, general and administrative	300,981	313,867	629,598	641,263
Restructure charge	(3,220)	—	44,278	—
Store pre-opening costs	1,295	662	2,799	1,640
Operating income	74,273	87,982	153,216	227,241
Interest expense	37,101	31,051	71,695	61,488
Losses on early extinguishments of debt and refinancing costs	1,835	—	1,835	—
Other (income) expense, net	(832)	1,353	(2,525)	1,309
Income before income taxes	36,169	55,578	82,211	164,444
Income taxes	8,681	20,016	27,838	56,674
Net income	$27,488	$35,562	$54,373	$107,770

Other comprehensive income, net of tax:
Foreign currency translation adjustment and other	807	13,944	(6,246)	8,672
Comprehensive income	$28,295	$49,506	$48,127	$116,442

Earnings per common share:
Basic	$0.15	$0.19	$0.30	$0.57
Diluted	$0.15	$0.19	$0.30	$0.57
Weighted-average common shares outstanding:
Basic	177,348	186,886	179,436	187,927
Diluted	178,215	187,931	180,426	189,171

See accompanying notes to consolidated financial statements.

THE MICHAELS COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	August 4,	February 3,	July 29,
ASSETS	2018	2018	2017
Current Assets:
Cash and equivalents	$123,191	$425,896	$134,119
Merchandise inventories	1,280,095	1,123,288	1,195,495
Prepaid expenses and other	98,742	97,830	87,176
Accounts receivable, net	31,095	26,207	24,311
Income taxes receivable	16,523	3,761	20,085
Total current assets	1,549,646	1,676,982	1,461,186
Property and equipment, at cost	1,613,115	1,593,683	1,530,622
Less accumulated depreciation and amortization	(1,167,985)	(1,173,663)	(1,122,928)
Property and equipment, net	445,130	420,020	407,694
Goodwill	119,074	119,074	119,074
Other intangible assets, net	20,983	21,769	22,736
Deferred income taxes	31,532	34,538	37,137
Other assets	26,180	27,832	12,202
Total assets	$2,192,545	$2,300,215	$2,060,029

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$555,270	$483,002	$510,818
Accrued liabilities and other	351,987	370,457	391,784
Current portion of long-term debt	140,261	24,900	112,125
Income taxes payable	427	79,586	823
Total current liabilities	1,047,945	957,945	1,015,550
Long-term debt	2,695,087	2,701,764	2,712,475
Other liabilities	148,893	150,001	99,997
Total liabilities	3,891,925	3,809,710	3,828,022

Commitments and contingencies

Stockholders’ Deficit:
Common stock, $0.06775 par value, 350,000 shares authorized; 171,375 shares issued and outstanding at August 4, 2018; 181,919 shares issued and outstanding at February 3, 2018; and 183,414 shares issued and outstanding at July 29, 2017	11,504	12,206	12,330
Additional paid-in-capital	—	21,740	59,099
Treasury stock	—	—	(11,361)
Accumulated deficit	(1,700,978)	(1,539,781)	(1,822,509)
Accumulated other comprehensive loss	(9,906)	(3,660)	(5,552)
Total stockholders’ deficit	(1,699,380)	(1,509,495)	(1,767,993)
Total liabilities and stockholders’ deficit	$2,192,545	$2,300,215	$2,060,029

See accompanying notes to consolidated financial statements.

THE MICHAELS COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	26 Weeks Ended
	August 4,	July 29,
	2018	2017
Cash flows from operating activities:
Net income	$54,373	$107,770
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	59,054	57,423
Share-based compensation	12,334	10,557
Debt issuance costs amortization	2,522	2,549
Accretion of long-term debt, net	(256)	(252)
Restructure charge	44,278	—
Deferred income taxes	770	(225)
Losses on early extinguishments of debt and refinancing costs	1,835	—
Changes in assets and liabilities:
Merchandise inventories	(177,586)	(67,218)
Prepaid expenses and other	2,217	(1)
Accounts receivable	(6,366)	(1,096)
Other assets	(1,165)	(700)
Accounts payable	54,823	(11,841)
Accrued interest	553	(7,691)
Accrued liabilities and other	(49,838)	(2,811)
Income taxes	(87,341)	(91,771)
Other liabilities	3,231	1,272
Net cash used in operating activities	(86,562)	(4,035)

Cash flows used in investing activities:
Additions to property and equipment	(69,908)	(43,120)

Cash flows from financing activities:
Common stock repurchased	(252,508)	(191,164)
Payments on term loan credit facility	(11,790)	(12,450)
Borrowings on asset-based revolving credit facility	133,600	139,100
Payments on asset-based revolving credit facility	(15,600)	(58,100)
Payment of debt refinancing costs	(1,069)	—
Payment of dividends	(317)	(408)
Proceeds from stock options exercised	1,449	5,483
Net cash used in financing activities	(146,235)	(117,539)

Net change in cash and equivalents	(302,705)	(164,694)
Cash and equivalents at beginning of period	425,896	298,813
Cash and equivalents at end of period	$123,191	$134,119

Supplemental cash flow information:
Cash paid for interest	$69,101	$67,453
Cash paid for taxes	$114,950	$148,187

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

We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31. All references to fiscal year mean the year in which that fiscal year began. References to “fiscal 2018” relate to the 52 weeks ending February 2, 2019 and references to “fiscal 2017” relate to the 53 weeks ended February 3, 2018. In addition, all references to “the second quarter of fiscal 2018” relate to the 13 weeks ended August 4, 2018 and all references to “the second quarter of fiscal 2017” relate to the 13 weeks ended July 29, 2017. Finally, all references to “the six months ended August 4, 2018” relate to the 26 weeks ended August 4, 2018 and all references to “the six months ended July 29, 2017” relate to the 26 weeks ended July 29, 2017. Because of the seasonal nature of our business, the results of operations for the 13 and 26 weeks ended August 4, 2018 are not indicative of the results to be expected for the entire year.

Aaron Brothers

In March 2018, we closed substantially all of our Aaron Brothers stores and began the process of repositioning our Aaron Brothers brand as a store-within-a-store, providing custom framing services in all Michaels stores. In the first six months of fiscal 2018, we recorded a restructure charge totaling $44.3 million, consisting primarily of costs associated with the termination of the remaining lease obligations, the write-off of fixed assets and employee-related expenses.  For the six months ended August 4, 2018 and July 29, 2017, Aaron Brothers net sales totaled approximately $12.9 million and $52.8 million, respectively. Excluding the restructure charge, Aaron Brothers did not have a material impact on the Company’s operating income in the periods presented.

Share Repurchase Program

In June 2017, the Board of Directors authorized a new share repurchase program for the Company to purchase $500.0 million of the Company’s common stock on the open market or through accelerated share repurchase transactions. The share repurchase program does not have an expiration date, and the timing and number of repurchase transactions under the program will depend on market conditions, corporate considerations, debt agreements and regulatory requirements. Shares repurchased under the program are held as treasury shares until retired. In June 2018, the Company entered into an accelerated share repurchase agreement (“ASR Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”). Under the ASR Agreement, we paid JPMorgan a purchase price of $250.0 million for an initial delivery of 10.7 million shares of our common stock, representing 86% of the shares to be purchased under the agreement. On August 30, 2018, we completed the share repurchase and received an additional 1.7 million shares. The total number of shares repurchased was based upon a volume weighted average price of our stock over a predetermined period. As of August 4, 2018, we had $150.0 million of availability remaining under our current share repurchase program. Upon final settlement of the ASR Agreement, the remaining authorization for future repurchases totaled $100.0 million.

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

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). Under ASU 2016‑02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. The lease standard requires companies to use a modified retrospective transition approach as of the beginning of the earliest comparable period presented in the company’s financial statements. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements” which provided an additional transition option that allows companies to continue applying the guidance under the current lease standard in the comparative periods presented in the consolidated financial statements. Companies that elect this option would record a cumulative-effect adjustment to the opening balance of retained earnings on the date of adoption. We are in the process of determining which transition method to apply. The guidance under these standards is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. We are currently evaluating the impact that ASU 2016-02 will have on the consolidated financial statements and related disclosures. We believe the most significant impact relates to our accounting for real estate leases, which will be recorded as right-of-use assets and lease liabilities on our balance sheet upon adoption.

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

Right of Return

We allow for merchandise to be returned under most circumstances up to 180 days after purchase. A sales return reserve is established using historical customer return behavior and reduces both revenue and cost of goods sold. Historically, the sales returns reserve was presented net of cost of sales in other current liabilities in the consolidated balance sheets. As a result of adopting ASU 2014-09, the Company presents the gross sales return reserve in other current liabilities and the estimated value of the merchandise expected to be returned in prepaid expenses and other in the consolidated balance sheets. The change did not have a material impact on our consolidated balance sheet as of August 4, 2018.

Customer Receivables

As of August 4, 2018, February 3, 2018 and July 29, 2017, receivables from customers, which consist primarily of trade receivables related to Darice, were approximately $23.9 million,  $19.2  million and $17.9 million, respectively, and are included in accounts receivable, net in the consolidated balance sheets.

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

The following table includes activity related to gift cards (in thousands):

	13 Weeks Ended		26 Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
Balance at beginning of period	$51,513	$44,856	$56,729	$49,869
Issuance of gift cards	13,522	13,528	24,796	24,954
Revenue recognized (1)	(13,484)	(13,464)	(29,138)	(29,512)
Gift card breakage	(1,038)	(735)	(1,874)	(1,126)
Balance at end of period	$50,513	$44,185	$50,513	$44,185

(1)

Revenue recognized from the beginning liability during the second quarters of fiscal 2018 and fiscal 2017 totaled $7.2 million and $7.1 million, respectively. Revenue recognized from the beginning liability during the first six months of fiscal 2018 and fiscal 2017 totaled $15.1 million and $15.3 million, respectively.

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

The table below provides the fair values of our senior secured term loan facility (“Amended Term Loan Credit Facility”), our 5.875% senior subordinated notes maturing in 2020 (“2020 Senior Subordinated Notes’’) and our interest rate swaps executed in April 2018.

	August 4,	February 3,	July 29,
	2018	2018	2017
	(in thousands)
Assets
Interest rate swaps	$2,342	$—	$—

Liabilities
Term loan credit facility	$2,217,784	$2,246,302	$2,251,025
Senior subordinated notes	513,825	518,288	522,750
Interest rate swaps	3,233	—	—

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

4. DEBT

Long-term debt consists of the following (in thousands):

		August 4,	February 3,	July 29,
	Interest Rate	2018	2018	2017
Term loan credit facility	Variable	$2,220,560	$2,232,350	$2,251,025
Asset-based revolving credit facility	Variable	118,000	—	81,000
Senior subordinated notes	5.875%	510,000	510,000	510,000
Total debt		2,848,560	2,742,350	2,842,025
Less unamortized discount/premium and debt costs		(13,212)	(15,686)	(17,425)
Total debt, net		2,835,348	2,726,664	2,824,600
Less current portion		(140,261)	(24,900)	(112,125)
Long-term debt		$2,695,087	$2,701,764	$2,712,475

Revolving Credit Facility

As of August 4, 2018 and July 29, 2017, the borrowing base under our senior secured asset-based revolving credit facility was $850.0 million and $827.7 million, respectively, of which Michaels Stores, Inc. (“MSI”) had unused borrowing capacity of $644.8 million and $681.4 million, respectively. As of August 4, 2018 and July 29, 2017, outstanding standby letters of credit, which reduce our borrowing base, totaled $87.2 million and $65.3 million, respectively.

Term Loan Credit Facility

On May 23, 2018, MSI entered into an amendment with JPMorgan and other lenders to amend and restate our term loan credit facility. The amended and restated credit agreement, together with the related security, guarantee and other agreements, is referred to as the “Amended and Restated Term Loan Credit Facility”. Borrowings under the Amended and Restated Term Loan Credit Facility bear interest at a rate per annum, at MSI’s option, of either (a) a margin of 1.50% plus a base rate defined as the highest of (1) the prime rate of JPMorgan, (2) the federal funds effective rate plus 0.5%, and (3) the one-month London Interbank Offered Rate (“LIBOR”) plus 1% or (b) a margin of 2.50% plus the applicable LIBOR. MSI is required to make scheduled quarterly payments equal to 0.25% of the original principal amount of the term loans (subject to adjustments relating to the incurrence of additional term loans) for the first four years and two quarters of the Amended and Restated Term Loan Credit Facility, with the balance to be paid on January 28, 2023. All other terms under the Amended Term Loan Credit Facility have remained unchanged. As a result of this refinancing, we recorded a loss on the early extinguishment of debt of $1.8 million during the second quarter of fiscal 2018.

Interest Rate Swaps

In April 2018, we executed two interest rate swaps with an aggregate notional value of $1.0 billion associated with our outstanding Amended Term Loan Credit Facility. The interest rate swaps have a maturity date of April 30, 2021 and were executed for risk management and are not held for trading purposes. The objective of the interest rate swaps is to hedge the variability of cash flows resulting from fluctuations in the one-month LIBOR. The swaps replaced the one-month LIBOR with a fixed interest rate of 2.7765% and payments are settled monthly. The swaps qualify as cash flow hedges and changes in the fair values are recorded in accumulated other comprehensive income in the consolidated balance sheet. The changes in fair value are reclassified from accumulated other comprehensive income to interest expense in the same period that the hedged items affect earnings. We reclassified $2.0 million and $2.1 million from accumulated other comprehensive income to interest expense  during the three and six months ended August 4, 2018, respectively.  As of August 4, 2018, the fair value of the interest rate swaps was a net liability of $0.9 million, consisting of $3.2 million recorded in accrued liabilities and other and $2.3 million recorded in other assets in our consolidated balance sheets.

5. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table includes detail regarding changes in the composition of accumulated other comprehensive loss (in thousands):

	13 Weeks Ended		26 Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
Beginning of period	$(10,713)	$(19,496)	$(3,660)	$(14,224)
Foreign currency translation adjustment and other	(1,440)	13,944	(5,587)	8,672
Interest rate swaps	2,247	—	(659)	—
End of period	$(9,906)	$(5,552)	$(9,906)	$(5,552)

6. INCOME TAXES

The effective tax rate was 24.0% for the second quarter of fiscal 2018 compared to 36.0% for the second quarter of fiscal 2017 and 33.9% for the six months ended August 4, 2018 compared to 34.5% for the same period in the prior year. The effective tax rate for both the second quarter of fiscal 2018 and the six months ended August 4, 2018 were lower than the same period in the prior year due to the reduction of the federal statutory tax rate from 35% to 21% associated with the enactment of the Tax Cuts and Jobs Act (“Tax Act”) in the fourth quarter of fiscal 2017. The decrease in tax rate for the six months ended August 4, 2018 was partially offset by provisional adjustments of $8.1 million related to repatriation taxes for accumulated earnings of foreign subsidiaries. The U.S. Treasury is expected to issue additional regulations and guidance in connection with the Tax Act, which may alter interpretations of the new tax law and could materially change our estimated provisional adjustments.

7. EARNINGS PER SHARE

The Company’s unvested restricted stock awards contain non-forfeitable rights to dividends and meet the criteria of a participating security as defined by ASC 260, “Earnings Per Share”. In applying the two-class method, net income is allocated to both common and participating securities based on their respective weighted-average shares outstanding for the period. Basic earnings per share is computed by dividing net income allocated to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average common shares outstanding plus the potential dilutive impact from stock options and restricted stock units. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. There were 7.3 million and 6.7 million anti-dilutive shares during the second quarters of fiscal 2018 and fiscal 2017, respectively. There were 7.0 million and 5.9 million anti-dilutive shares during the six months ended August 4, 2018 and July 29, 2017, respectively.

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
Basic earnings per common share:
Net income	$27,488	$35,562	$54,373	$107,770
Less income related to unvested restricted shares	(56)	(150)	(123)	(478)
Income available to common shareholders - Basic	$27,432	$35,412	$54,250	$107,292

Weighted-average common shares outstanding - Basic	177,348	186,886	179,436	187,927

Basic earnings per common share	$0.15	$0.19	$0.30	$0.57

Diluted earnings per common share:
Net income	$27,488	$35,562	$54,373	$107,770
Less income related to unvested restricted shares	(56)	(149)	(122)	(475)
Income available to common shareholders - Diluted	$27,432	$35,413	$54,251	$107,295

Weighted-average common shares outstanding - Basic	177,348	186,886	179,436	187,927
Effect of dilutive stock options and restricted stock units	867	1,045	990	1,244
Weighted-average common shares outstanding - Diluted	178,215	187,931	180,426	189,171

Diluted earnings per common share	$0.15	$0.19	$0.30	$0.57

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

Our net sales by country are as follows (in thousands):

	13 Weeks Ended		26 Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
United States(1)	$956,608	$977,779	$2,004,609	$2,034,422
Canada	96,659	94,814	204,169	196,734
Total	$1,053,267	$1,072,593	$2,208,778	$2,231,156

(1)

In March 2018, we closed substantially all of our Aaron Brothers stores. There were no Aaron Brothers net sales in the second quarter of fiscal 2018 and net sales totaled approximately $27.3 million in the second quarter of fiscal 2017. For the six months ended August 4, 2018 and July 29, 2017, Aaron Brothers net sales totaled approximately $12.9 million and $52.8 million, respectively.

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

10. RELATED PARTY TRANSACTIONS

Affiliates of, or funds advised by, Bain Capital Private Equity, L.P. (“Bain Capital”) and The Blackstone Group L.P. (“The Blackstone Group”, together with Bain Capital and their applicable affiliates, the “Sponsors”) owned approximately 43% of our outstanding common stock as of August 4, 2018.

The Blackstone Group owns a majority equity position in RGIS, a vendor we utilized until February 2018 to count our store inventory. There were no payments associated with this vendor during the second quarter of fiscal 2018. Payments associated with this vendor during the second quarter of fiscal 2017 were $1.7 million. Payments associated with this vendor during the six months ended August 4, 2018 and July 29, 2017 were $0.7 million and $3.7  million, respectively. These expenses are included in selling, general and administrative (“SG&A”) in the consolidated statements of comprehensive income.

The Blackstone Group owns a majority equity position in Excel Trust, Inc., Blackstone Real Estate DDR Retail Holdings III, LLC and Blackstone Real Estate RC Retail Holdings, LLC, vendors we utilize to lease certain properties. Payments associated with these vendors during the second quarters of fiscal 2018 and fiscal 2017 were $1.5 million. Payments made during the six months ended August 4, 2018 and July 29, 2017 were $3.3 million and $3.4 million, respectively. These expenses are included in cost of sales and occupancy expense in the consolidated statements of comprehensive income.

Three of our current directors, Joshua Bekenstein, Ryan Cotton and Peter F. Wallace, are affiliates of either Bain Capital or The Blackstone Group. As such, some or all of such directors may have an indirect material interest in payments with respect to debt securities of the Company that have been purchased by affiliates of Bain Capital and The Blackstone Group. As of August 4, 2018, affiliates of The Blackstone Group held $89.2 million of our Amended Term Loan Credit Facility.

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

Michaels Stores, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	August 4,	February 3,	July 29,
ASSETS	2018	2018	2017
Current assets:
Cash and equivalents	$122,419	$425,129	$133,356
Merchandise inventories	1,280,095	1,123,288	1,195,495
Prepaid expenses and other current assets	135,480	127,656	115,662
Total current assets	1,537,994	1,676,073	1,444,513
Property and equipment, net	445,130	420,020	407,694
Goodwill	119,074	119,074	119,074
Other assets	79,093	84,537	72,679
Total assets	$2,181,291	$2,299,704	$2,043,960

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$555,270	$483,002	$510,818
Accrued liabilities and other	351,584	369,647	391,047
Current portion of long-term debt	140,261	24,900	112,125
Other current liabilities	35,020	124,881	30,022
Total current liabilities	1,082,135	1,002,430	1,044,012
Long-term debt	2,695,087	2,701,764	2,712,475
Other liabilities	162,693	165,662	107,853
Total stockholders’ deficit	(1,758,624)	(1,570,152)	(1,820,380)
Total liabilities and stockholders’ deficit	$2,181,291	$2,299,704	$2,043,960

Michaels Stores, Inc.

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	13 Weeks Ended		26 Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
Net sales	$1,053,267	$1,072,593	$2,208,778	$2,231,156
Cost of sales and occupancy expense	679,938	670,082	1,378,887	1,361,012
Gross profit	373,329	402,511	829,891	870,144
Selling, general and administrative	300,734	313,473	629,126	640,938
Restructure charge	(3,220)	—	44,278	—
Store pre-opening costs	1,295	662	2,799	1,640
Operating income	74,520	88,376	153,688	227,566
Interest and other expense	36,272	32,405	69,176	62,801
Losses on early extinguishment of debt and refinancing costs	1,835	—	1,835	—
Income before income taxes	36,413	55,971	82,677	164,765
Income taxes	8,740	20,162	27,951	56,795
Net income	$27,673	$35,809	$54,726	$107,970

Other comprehensive income, net of tax:
Foreign currency translation adjustment and other	807	13,944	(6,246)	8,672
Comprehensive income	$28,480	$49,753	$48,480	$116,642

Michaels Stores, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	26 Weeks Ended
	August 4,	July 29,
	2018	2017
Cash flows from operating activities:
Net cash used in operating activities	$(87,943)	$(644)

Cash flows used in investing activities:
Additions to property and equipment	(69,908)	(43,120)

Cash flows from financing activities:
Net repayments of debt	(27,390)	(70,550)
Net borrowings of debt	133,600	139,100
Payment of debt refinancing costs	(1,069)	—
Payment of dividend to Michaels Funding, Inc.	(250,000)	(185,484)
Net cash used in financing activities	(144,859)	(116,934)

Net change in cash and equivalents	(302,710)	(160,698)
Cash and equivalents at beginning of period	425,129	294,054
Cash and equivalents at end of period	$122,419	$133,356

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

We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31. All references to fiscal year mean the year in which that fiscal year began. References to “fiscal 2018” relate to the 52 weeks ending February 2, 2019 and references to “fiscal 2017” relate to the 53 weeks ended February 3, 2018. In addition, all references to “the second quarter of fiscal 2018” relate to the 13 weeks ended August 4, 2018 and all references to “the second quarter of fiscal 2017” relate to the 13 weeks ended July 29, 2017. Finally, all references to “the six months ended August 4, 2018” relate to the 26 weeks ended August 4, 2018 and all references to “the six months ended July 29, 2017” relate to the 26 weeks ended July 29, 2017. Because of the seasonal nature of our business, the results of operations for the 13 and 26 weeks ended August 4, 2018 are not indicative of the results to be expected for the entire year.

Overview

We are the largest arts and crafts specialty retailer in North America (based on store count) providing materials, project ideas and education for creative activities under the retail brands of Michaels, Aaron Brothers and Pat Catan’s. We also operate an international wholesale business under the Darice brand name and a market-leading vertically-integrated custom framing business under the Artistree brand name. As of August 4, 2018, we operated 1,251 Michaels stores and 36 Pat Catan’s stores.

In March 2018, we closed substantially all of our Aaron Brothers stores and began the process of repositioning our Aaron Brothers brand as a store-within-a-store, providing custom framing services in all Michaels stores. In the first six months of fiscal 2018, we recorded a restructure charge totaling $44.3 million, consisting primarily of costs associated with the termination of the remaining lease obligations, the write-off of fixed assets and employee-related expenses. For the six months ended August 4, 2018 and July 29, 2017, Aaron Brothers net sales totaled approximately $12.9 million and $52.8 million, respectively. Excluding the restructure charge, Aaron Brothers did not have a material impact on the Company’s operating income in the periods presented.

Net sales for the second quarter of fiscal 2018 decreased 1.8% compared to the same period in the prior year. The decrease in net sales was due to the closure of substantially all of our Aaron Brothers stores and a 0.4% decrease in comparable store sales. The decrease was partially offset by an increase in net sales due to the opening of 21 additional Michaels stores (net of closures) since the second quarter of fiscal 2017 and an increase in wholesale revenue. Gross profit as a percent of net sales decreased 210 basis points to 35.4% during the second quarter of fiscal 2018 due primarily to higher distribution related costs and an increase in promotional activity.  Operating income as a percent of net sales decreased to 7.1% for the second quarter of fiscal 2018 compared to 8.2% in the same period in the prior year.

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

Operating Information

The following table sets forth certain operating data:

	13 Weeks Ended		26 Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
Michaels stores:
Open at beginning of period	1,243	1,225	1,238	1,223
New stores	9	5	15	8
Relocated stores opened	7	1	16	8
Closed stores	(1)	—	(2)	(1)
Relocated stores closed	(7)	(1)	(16)	(8)
Open at end of period	1,251	1,230	1,251	1,230

Aaron Brothers stores:
Open at beginning of period	3	104	97	109
Closed stores	(3)	(3)	(97)	(8)
Open at end of period	—	101	—	101

Pat Catan's stores:
Open at beginning and end of period	36	35	36	35
Total store count at end of period	1,287	1,366	1,287	1,366

Other Operating Data:
Average inventory per Michaels store (in thousands) (1)	$921	$864	$921	$864
Comparable store sales	(0.4)%	0.6%	—%	(0.3)%
Comparable store sales, at constant currency	(0.5)%	0.8%	(0.3)%	(0.2)%

(1)	The calculation of average inventory per Michaels store excludes our Aaron Brothers and Pat Catan’s stores.

Results of Operations

The following table sets forth the percentage relationship to net sales of line items of our consolidated statements of comprehensive income. This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes.

	13 Weeks Ended		26 Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and occupancy expense	64.6	62.5	62.4	61.0
Gross profit	35.4	37.5	37.6	39.0
Selling, general and administrative	28.6	29.3	28.5	28.7
Restructure charge	(0.3)	—	2.0	—
Store pre-opening costs	0.1	0.1	0.1	0.1
Operating income	7.1	8.2	6.9	10.2
Interest expense	3.5	2.9	3.2	2.8
Losses on early extinguishments of debt and refinancing costs	0.2	—	0.1	—
Other (income) expense, net	(0.1)	0.1	(0.1)	0.1
Income before income taxes	3.4	5.2	3.7	7.4
Income taxes	0.8	1.9	1.3	2.5
Net income	2.6%	3.3%	2.5%	4.8%

13 Weeks Ended August 4, 2018 Compared to the 13 Weeks Ended July 29, 2017

Net Sales. Net sales decreased $19.3 million in the second quarter of fiscal 2018, or 1.8%, compared to the second quarter of fiscal 2017. The decrease in net sales was due to a $27.3 million decrease related to the closure of substantially all of our Aaron Brothers stores and a $4.3 million decrease in comparable store sales. The decrease was partially offset by a $10.3 million increase related primarily to 21 additional Michaels stores opened (net of closures) since the second quarter of fiscal 2017 and a $1.9 million increase in wholesale revenue. Comparable store sales decreased 0.4% compared to the second quarter of fiscal 2017 due to a decrease in customer transactions, partially offset by an increase in average ticket.

Gross Profit. Gross profit was 35.4% of net sales in the second quarter of fiscal 2018 compared to 37.5% in the second quarter of fiscal 2017. The 210 basis point decrease was primarily due to higher distribution related costs, an increase in promotional activity and occupancy cost deleverage. The decrease was partially offset by our ongoing sourcing initiatives.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) was 28.6% of net sales for the second quarter of fiscal 2018 compared to 29.3% for the second quarter of fiscal 2017. SG&A decreased $12.9 million to $301.0 million for the second quarter of fiscal 2018. The decrease was primarily due to an $11.5 million decrease in performance-based compensation and a $9.3 million decrease related to the Aaron Brothers store closures during the first quarter of fiscal 2018. The decrease was partially offset by a $4.2 million increase in marketing expenses, $2.7 million associated with operating 21 additional Michaels stores (net of closures) since the second quarter of fiscal 2017 and $2.4 million related to the continued rollout of flexible merchandising space in our stores to better present new and seasonally relevant merchandise.

Restructure Charge. We recorded a gain to restructure charge of $3.2 million in the second quarter of fiscal 2018 related primarily to the settlement of lease obligations associated with the closure of substantially all of our Aaron Brothers stores in the first quarter of fiscal 2018.

Interest Expense. Interest expense increased $6.1 million to $37.1 million in the second quarter of fiscal 2018 compared to the same period in the prior year. The increase was primarily due to $3.7 million as a result of a higher interest rate on our amended term loan credit facility and $2.0 million related to settlement payments associated with our interest rate swaps.

Losses on Early Extinguishments of Debt and Refinancing Costs. We recorded a loss on the early extinguishment of debt of $1.8 million during the second quarter of fiscal 2018 related to the refinancing of our amended and restated term loan credit facility.

Income Taxes. The effective tax rate was 24.0% for the second quarter of fiscal 2018 compared to 36.0% for the second quarter of fiscal 2017. The effective tax rate for the second quarter of fiscal 2018 was lower than the same period in the prior year due a decrease in the federal statutory rate from 35% to 21% as part of the Tax Cuts and Jobs Act of 2017 (“Tax Act”).

26 Weeks Ended August 4, 2018 Compared to the 26 Weeks Ended July 29, 2017

Net Sales. Net sales decreased $22.4 million in the first six months of fiscal 2018, or 1.0%, compared to the first six months of fiscal 2017. The decrease in net sales was due to a $39.9 million decrease related to the closure of substantially all of our Aaron Brothers stores and a $2.4 million decrease in wholesale revenue. The decrease was partially offset by a $19.7 million increase related primarily to 21 additional Michaels stores opened (net of closures) since the second quarter of fiscal 2017. Comparable store sales were flat compared to the first six months of fiscal 2017 due to an increase in average ticket, offset by a decrease in customer transactions.

Gross Profit. Gross profit was 37.6% of net sales for the first six months of fiscal 2018 compared to 39.0% in the first six months of fiscal 2017. The 140 basis point decrease was primarily due to higher distribution related costs, an increase in promotional activity and occupancy cost deleverage. The decrease was partially offset by our ongoing sourcing initiatives.

Selling, General and Administrative. SG&A was 28.5% of net sales for the first six months of fiscal 2018 compared to 28.7%  in the first six months of fiscal 2017. SG&A decreased $11.7 million to $629.6 million for the first six months of fiscal 2018. The decrease was primarily due to a $14.3 million decrease related to the Aaron Brothers store closures during the first quarter of fiscal 2018 and an $11.5 million decrease in performance-based compensation. The decrease was partially offset by a $5.2 million increase associated with operating 21 additional Michaels stores (net of closures) since the second quarter of fiscal 2017, $3.9 million in professional fees related to strategic initiatives and $2.4 million related to the continued rollout of flexible merchandising space in our stores to better present new and seasonally relevant merchandise.

Restructure Charge. We recorded a restructure charge of $44.3 million in the first six months of fiscal 2018 primarily related to the closure of substantially all of our Aaron Brothers stores.

Interest Expense. Interest expense increased $10.2 million to $71.7 million in the first six months of fiscal 2018 compared to the first six months of fiscal 2017. The increase was primarily due to $7.6 million as a result of a higher interest rate on our amended term loan credit facility and $2.1 million related to settlement payments associated with our interest rate swaps.

Losses on Early Extinguishments of Debt and Refinancing Costs. We recorded a loss on the early extinguishment of debt of $1.8 million during the first six months of fiscal 2018 related to the refinancing of our amended and restated term loan credit facility.

Income Taxes. The effective tax rate was 33.9% for the first six months of fiscal 2018 compared to 34.5% for the first six months of fiscal 2017. The effective tax rate was lower than the same period in the prior year due to a decrease in the federal statutory rate from 35% to 21% as part of the Tax Act, partially offset by provisional adjustments of $8.1 million related to repatriation taxes for accumulated earnings of foreign subsidiaries.

Liquidity and Capital Resources

We require cash principally for day-to-day operations, to finance capital investments, purchase inventory, service our outstanding debt and for seasonal working capital needs. We expect that our available cash, cash flow generated from operating activities and funds available under our Amended Revolving Credit Facility will be sufficient to fund planned capital expenditures, working capital requirements, debt repayments, debt service requirements and anticipated growth for the foreseeable future. Our ability to satisfy our liquidity needs and continue to refinance or reduce debt could be adversely affected by the occurrence of any of the events described under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended February 3, 2018 or our failure to meet our debt covenants. Our Amended Revolving Credit Facility provides senior secured financing of up to $850.0 million, subject to a borrowing base. As of August 4, 2018, the borrowing base was $850.0 million, of which we had $87.2 million of outstanding standby letters of credit and $644.8 million of unused borrowing capacity. Our cash and cash equivalents totaled $123.2 million at August 4, 2018.

In June 2017, the Board of Directors authorized a new share repurchase program for the Company to purchase $500.0 million of the Company’s common stock on the open market or through accelerated share repurchase transactions. The share repurchase program does not have an expiration date, and the timing and number of repurchase transactions under the program will depend on market conditions, corporate considerations, debt agreements and regulatory requirements. Shares repurchased under the program are held as treasury shares until retired. In June 2018, the Company entered into an accelerated share repurchase agreement (“ASR Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”). Under the ASR Agreement, we paid JPMorgan a purchase price of $250.0 million for an initial delivery of 10.7 million shares of our common stock, representing 86% of the shares to be purchased under the agreement. On August 30, 2018, we completed the share repurchase and received an additional 1.7 million shares. The total number of shares repurchased was based upon a volume weighted average price of our stock over a predetermined period. As of August 4, 2018, we had $150.0 million of availability remaining under our current share repurchase program. Upon final settlement of the ASR Agreement, the remaining authorization for future repurchases totaled $100.0 million.

On May 23, 2018, Michaels Stores, Inc. (“MSI”) entered into an amendment with JPMorgan and other lenders to amend and restate our term loan credit facility. The amended and restated credit agreement, together with the related security, guarantee and other agreements, is referred to as the “Amended and Restated Term Loan Credit Facility”. Borrowings under the Amended and Restated Term Loan Credit Facility bear interest at a rate per annum, at MSI’s option, of either (a) a margin of 1.50% plus a base rate defined as the highest of (1) the prime rate of JPMorgan, (2) the federal funds effective rate plus 0.5%, and (3) the one-month London Interbank Offered Rate (“LIBOR”) plus 1% or (b) a margin of 2.50% plus the applicable LIBOR. MSI is required to make scheduled quarterly payments equal to 0.25% of the original principal amount of the term loans (subject to adjustments relating to the incurrence of additional term loans) for the first four years and two quarters of the Amended and Restated Term Loan Credit Facility, with the balance to be paid on January 28, 2023. All other terms under the Amended Term Loan Credit Facility have remained unchanged. As a result of this refinancing, we recorded a loss on the early extinguishment of debt of $1.8 million during the second quarter of fiscal 2018.

We had total outstanding debt of $2,848.6 million at August 4, 2018, of which $2,338.6 million was subject to variable interest rates and $510.0 million was subject to fixed interest rates. In April 2018, we executed two interest rate swaps with an aggregate notional value of $1.0 billion associated with our outstanding Amended Term Loan Credit Facility. The interest rate swaps have a maturity date of April 30, 2021 and were executed for risk management and are not held for trading purposes. The objective of the interest rate swaps is to hedge the variability of cash flows resulting from fluctuations in the one-month LIBOR. The swaps replaced the one-month LIBOR with a fixed interest rate of 2.7765% and payments are settled monthly.

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

Cash Flow from Operating Activities

Cash flows used in operating activities were $86.6 million in the first six months of fiscal 2018 compared to $4.0 million in the first six months of fiscal 2017. The increase in cash used in operating activities was primarily due to higher inventory levels to maintain better in-stock positions at the stores, partially offset by lower tax payments.

Inventory at the end of the second quarter of fiscal 2018 increased $84.6 million, or 7.1%, to $1,280.1 million, compared to $1,195.5 million at the end of the second quarter of fiscal 2017. The increase in inventory was primarily due to additional inventory associated with the operation of 21 additional Michaels stores (net of closures) since the second quarter of fiscal 2017 and higher inventory levels to maintain better in-stock positions at the stores. The increase was partially offset by a decrease in inventory related to the Aaron Brothers store closures in the first quarter of fiscal 2018. Average inventory per Michaels store (inclusive of distribution centers, in-transit and inventory for the Company’s e-commerce site) increased 6.6% to $921,000 at August 4, 2018 from $864,000 at July 29, 2017.

Cash Flow from Investing Activities

The following table includes capital expenditures paid during the periods presented (in thousands):

	26 Weeks Ended
	August 4,	July 29,
	2018	2017
New and relocated stores including stores not yet opened (1)	$17,756	$6,535
Existing stores	16,383	16,506
Information systems	25,945	13,097
Corporate and other	9,824	6,982
	$69,908	$43,120

(1)

In the first six months of fiscal 2018, we incurred capital expenditures related to the opening of 31 Michaels stores, including the relocation of 16 stores. In the first six months of fiscal 2017, we incurred capital expenditures related to the opening of 16 Michaels stores, including the relocation of eight stores.

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

The following table shows a reconciliation of EBITDA and Adjusted EBITDA to net income and net cash provided by operating activities (in thousands):

	13 Weeks Ended		26 Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
Net cash used in operating activities	$(119,065)	$(26,980)	$(86,562)	$(4,035)
Depreciation and amortization	(29,596)	(28,872)	(59,054)	(57,423)
Share-based compensation	(5,365)	(5,615)	(12,334)	(10,557)
Debt issuance costs amortization	(1,248)	(1,275)	(2,522)	(2,549)
Accretion of long-term debt, net	130	126	256	252
Restructure charge	3,220	—	(44,278)	—
Deferred income taxes	1,810	484	(770)	225
Losses on early extinguishments of debt and refinancing costs	(1,835)	—	(1,835)	—
Changes in assets and liabilities	179,437	97,694	261,472	181,857
Net income	27,488	35,562	54,373	107,770
Interest expense	37,101	31,051	71,695	61,488
Income taxes	8,681	20,016	27,838	56,674
Depreciation and amortization	29,596	28,872	59,054	57,423
Interest income	(842)	(110)	(2,248)	(254)
EBITDA	102,024	115,391	210,712	283,101
Adjustments:
Losses on early extinguishments of debt and refinancing costs	1,835	—	1,835	—
Share-based compensation	5,365	5,615	12,334	10,557
Restructure charge	(3,220)	—	44,278	—
Severance costs	—	243	902	577
Store pre-opening costs	1,295	662	2,799	1,640
Store remodel costs	3,239	855	3,754	977
Foreign currency transaction (gains) losses	(231)	1,386	(801)	1,447
Store closing costs	2,587	284	3,649	2,013
Other (1)	555	634	1,281	1,499
Adjusted EBITDA	$113,449	$125,070	$280,743	$301,811

(1)	Other adjustments primarily relate to items such as moving and relocation expenses, franchise taxes, sign on bonuses and certain legal expenses.

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

•

affiliates of, or funds advised by, Bain Capital Private Equity, L.P. and The Blackstone Group L.P. own approximately 43% of the outstanding shares of our common stock and as a result will have the ability to strongly influence our decisions, and they may have interests that differ from those of other stockholders; and

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We are exposed to fluctuations in exchange rates between the U.S. and Canadian dollar, which is the functional currency of our Canadian subsidiaries. Our sales, costs and expenses of our Canadian subsidiaries, when translated into U.S. dollars, can fluctuate due to exchange rate movement. A 10% increase or decrease in the exchange rate of the Canadian dollar would have increased or decreased net income by approximately $6 million for the 26 weeks ended August 4, 2018.

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our Amended Term Loan Credit Facility and our Amended Revolving Credit Facility. The interest rates on our Amended Term Loan Credit Facility and our Amended Revolving Credit Facility will reprice periodically, which will impact our earnings and cash flow. In April 2018, we executed two interest rate swap agreements with an aggregate notional value of $1.0 billion which are intended to mitigate interest rate risk associated with future changes in interest rates for borrowings under our Amended Term Loan Credit Facility. As a result of these interest rate swaps, our exposure to interest rate volatility for $1.0 billion of our Amended Term Loan Credit Facility was eliminated beginning in the second quarter of fiscal 2018. The interest rate on our 2020 Senior Subordinated Notes is fixed. Based on our overall interest rate exposure to variable rate debt outstanding as of August 4, 2018, a 100 basis point change in interest rates would impact income before income taxes by approximately $13 million for fiscal 2018. A 100 basis point change in interest rates would impact the fair value of our long-term fixed rate debt by approximately $20 million. A change in interest rates would not materially affect the fair value of our variable rate debt as the debt reprices periodically.

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

Change in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended August 4, 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides certain information with respect to our purchases of shares of the Company’s common stock during the second quarter of fiscal 2018:

				Approximate Dollar Value
			Total Number of	of Shares That May
			Shares Purchased	Yet Be Purchased
	Total Number of	Average Price	as Part of Publicly	Under the Plan (b)
Period	Shares Purchased (a)	Paid per Share	Announced Plan (b)	(in thousands)
May 6, 2018 - June 2, 2018	1,468	$18.36	—	$350,001
June 3, 2018 - July 7, 2018	10,754,378	18.61	10,746,910	150,001
July 8, 2018 - August 4, 2018	885	20.40	—	150,001
Total	10,756,731	$18.61	10,746,910	$150,001

(a)

These amounts reflect the following transactions during the second quarter of fiscal 2018: (i) the repurchase of shares as part of our publicly announced share repurchase program and (ii) the surrender of shares of common stock to the Company to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards.

(b)

In June 2017, the Board of Directors authorized the Company to purchase up to $500.0 million of the Company’s common stock on the open market or through accelerated share repurchase transactions. The share repurchase program does not have an expiration date. The Company has retired and intends to continue to retire shares repurchased under the program.

ITEM 6.  EXHIBITS

(a)	Exhibits:

Exhibit Number	Description of Exhibit

10.1

Fixed Dollar Accelerated Share Repurchase Transaction Confirmation dated June 28, 2018 between The Michaels Companies, Inc. and JPMorgan Chase Bank, National Association, London Branch (previously filed as Exhibit 10.1 to Form 8-K filed by the Company on July 3, 2018, SEC File No. 001-36501).

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

Date: August 31, 2018