Form 10-Q
period 2018-11-03
Michaels Companies, Inc.
filed 2018-12-07
CIK 1593936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2018

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

The Michaels Companies, Inc. has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

The Michaels Companies, Inc. is a large accelerated filer.

The Michaels Companies, Inc. is not (1) a shell company, (2) a small reporting company or (3) an emerging growth company (as defined in Rule 12b-2 of the Exchange Act).

As of November 27, 2018,  157,694,568 shares of The Michaels Companies, Inc.’s common stock were outstanding.

994

THE MICHAELS COMPANIES, INC.

Part I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE MICHAELS COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017
Net sales	$1,274,058	$1,240,196	$3,482,835	$3,471,352
Cost of sales and occupancy expense	795,104	756,088	2,173,990	2,117,100
Gross profit	478,954	484,108	1,308,845	1,354,252
Selling, general and administrative	340,593	329,298	970,191	970,561
Restructure charge	—	—	44,278	—
Store pre-opening costs	1,196	952	3,995	2,592
Operating income	137,165	153,858	290,381	381,099
Interest expense	37,798	32,818	109,493	94,305
Losses on early extinguishments of debt and refinancing costs	—	—	1,835	—
Other (income) expense, net	(121)	(360)	(2,646)	950
Income before income taxes	99,488	121,400	181,699	285,844
Income taxes	15,719	41,640	43,557	98,314
Net income	$83,769	$79,760	$138,142	$187,530

Other comprehensive income, net of tax:
Foreign currency translation adjustment and other	3,016	(4,418)	(3,230)	4,254
Comprehensive income	$86,785	$75,342	$134,912	$191,784

Earnings per common share:
Basic	$0.50	$0.44	$0.79	$1.01
Diluted	$0.50	$0.44	$0.78	$1.00
Weighted-average common shares outstanding:
Basic	165,975	180,710	174,949	185,521
Diluted	166,570	181,987	175,851	186,775

See accompanying notes to consolidated financial statements.

THE MICHAELS COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	November 3,	February 3,	October 28,
ASSETS	2018	2018	2017
Current Assets:
Cash and equivalents	$102,670	$425,896	$176,771
Merchandise inventories	1,440,875	1,123,288	1,404,206
Prepaid expenses and other	100,791	97,830	95,993
Accounts receivable, net	42,997	26,207	30,936
Income taxes receivable	6,544	3,761	5,792
Total current assets	1,693,877	1,676,982	1,713,698
Property and equipment, at cost	1,642,838	1,593,683	1,545,004
Less accumulated depreciation and amortization	(1,189,442)	(1,173,663)	(1,143,112)
Property and equipment, net	453,396	420,020	401,892
Goodwill	119,074	119,074	119,074
Other intangible assets, net	20,591	21,769	22,253
Deferred income taxes	23,367	34,538	36,946
Other assets	28,730	27,832	12,233
Total assets	$2,339,035	$2,300,215	$2,306,096

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$645,469	$483,002	$674,222
Accrued liabilities and other	407,684	370,457	400,138
Current portion of long-term debt	240,261	24,900	140,125
Income taxes payable	476	79,586	16,673
Total current liabilities	1,293,890	957,945	1,231,158
Long-term debt	2,690,302	2,701,764	2,707,120
Other liabilities	144,694	150,001	100,656
Total liabilities	4,128,886	3,809,710	4,038,934

Commitments and contingencies

Stockholders’ Deficit:
Common stock, $0.06775 par value, 350,000 shares authorized; 158,616 shares issued and outstanding at November 3, 2018; 181,919 shares issued and outstanding at February 3, 2018; and 181,263 shares issued and outstanding at October 28, 2017	10,700	12,206	12,159
Additional paid-in-capital	—	21,740	7,722
Treasury stock	(12,168)	—	—
Accumulated deficit	(1,781,493)	(1,539,781)	(1,742,749)
Accumulated other comprehensive loss	(6,890)	(3,660)	(9,970)
Total stockholders’ deficit	(1,789,851)	(1,509,495)	(1,732,838)
Total liabilities and stockholders’ deficit	$2,339,035	$2,300,215	$2,306,096

See accompanying notes to consolidated financial statements.

THE MICHAELS COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	39 Weeks Ended
	November 3,	October 28,
	2018	2017
Cash flows from operating activities:
Net income	$138,142	$187,530
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89,933	86,232
Share-based compensation	20,780	18,232
Debt issuance costs amortization	3,759	3,823
Accretion of long-term debt, net	(385)	(379)
Restructure charge	44,278	—
Deferred income taxes	7,710	529
Losses on early extinguishments of debt and refinancing costs	1,835	—
Changes in assets and liabilities:
Merchandise inventories	(338,260)	(275,086)
Prepaid expenses and other	(2,886)	(8,818)
Accounts receivable	(18,269)	(7,721)
Other assets	(1,314)	(1,010)
Accounts payable	150,088	150,947
Accrued interest	7,850	(314)
Accrued liabilities and other	1,077	12,685
Income taxes	(79,258)	(61,628)
Other liabilities	734	1,405
Net cash provided by operating activities	25,814	106,427

Cash flows used in investing activities:
Additions to property and equipment	(119,553)	(72,640)

Cash flows from financing activities:
Common stock repurchased	(430,509)	(253,595)
Payments on term loan credit facility	(17,356)	(18,675)
Borrowings on asset-based revolving credit facility	307,400	357,200
Payments on asset-based revolving credit facility	(89,400)	(248,200)
Payment of debt refinancing costs	(1,117)	—
Payment of dividends	(317)	(408)
Proceeds from stock options exercised	1,812	7,849
Net cash used in financing activities	(229,487)	(155,829)

Net change in cash and equivalents	(323,226)	(122,042)
Cash and equivalents at beginning of period	425,896	298,813
Cash and equivalents at end of period	$102,670	$176,771

Supplemental cash flow information:
Cash paid for interest	$98,864	$91,794
Cash paid for taxes	$115,724	$159,013

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

We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31. All references to fiscal year mean the year in which that fiscal year began. References to “fiscal 2018” relate to the 52 weeks ending February 2, 2019 and references to “fiscal 2017” relate to the 53 weeks ended February 3, 2018. In addition, all references to “the third quarter of fiscal 2018” relate to the 13 weeks ended November 3, 2018 and all references to “the third quarter of fiscal 2017” relate to the 13 weeks ended October 28, 2017. Finally, all references to “the nine months ended November 3, 2018” relate to the 39 weeks ended November 3, 2018 and all references to “the nine months ended October 28, 2017” relate to the 39 weeks ended October 28, 2017. Because of the seasonal nature of our business, the results of operations for the 13 and 39 weeks ended November 3, 2018 are not indicative of the results to be expected for the entire year.

Aaron Brothers

In March 2018, we closed substantially all of our Aaron Brothers stores and began the process of repositioning our Aaron Brothers brand as a store-within-a-store, providing custom framing services in all Michaels stores. In the first nine months of fiscal 2018, we recorded a restructure charge totaling $44.3 million, consisting primarily of costs associated with the termination of the remaining lease obligations, the write-off of fixed assets and employee-related expenses.  For the nine months ended November 3, 2018 and October 28, 2017, Aaron Brothers net sales totaled approximately $12.9 million and $78.0 million, respectively. Excluding the restructure charge, Aaron Brothers did not have a material impact on the Company’s operating income in the periods presented.

Share Repurchase Program

In September 2018, the Board of Directors authorized a new share repurchase program for the Company to purchase $500.0 million of the Company’s common stock on the open market or through accelerated share repurchase transactions. The share repurchase program does not have an expiration date, and the timing and number of repurchase transactions under the program will depend on market conditions, corporate considerations, debt agreements and regulatory requirements. Shares repurchased under the program are held as treasury shares until retired. In June 2018, the Company entered into an accelerated share repurchase agreement (“ASR Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”). Under the ASR Agreement, we paid JPMorgan a purchase price of $250.0 million for delivery of 12.4 million shares of our common stock. The total number of shares repurchased was based upon a volume weighted average price of our stock over a predetermined period. The ASR agreement was completed on August 30, 2018. During the nine months ended November 3, 2018, we repurchased 23.6 million shares under our share repurchase programs for an aggregate amount of $434.2 million, inclusive of the ASR Agreement. As of November 3, 2018, we had $416.0 million of availability remaining under our current share repurchase program.

Accounting Pronouncements Recently Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014‑09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” which provides further guidance on identifying performance obligations and improves the operability and understandability of the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition. We used the modified retrospective transition method to adopt ASU 2014-09 in the first quarter of fiscal 2018 with no adjustments required to our opening retained earnings. The adoption did not have a material impact to the consolidated financial statements; however, it did result in additional disclosures.

Recent Accounting Pronouncements Not Yet Adopted

In October 2018, the FASB issued ASU 2018-16, “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes” (“ASU 2018-16”). ASU 2018-16 allows for the use of the Overnight Index Swap ("OIS") rate based on the Secured Overnight Financing Rate ("SOFR") as a U.S. benchmark interest rate for purposes of applying hedge accounting under Accounting Standard Codification (“ASC”) 815, Derivatives and Hedging. ASU 2018-16 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the new standard but do not anticipate a material impact to the consolidated financial statements once implemented.

In August 2018, the FASB issued ASU 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract,” (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period, with early adoption permitted. The standard is to be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We are currently evaluating the impact that ASU 2018-15 will have on the consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 removes, modifies and adds certain disclosure requirements for fair value measurements under ASC 820, Fair Value Measurements (“ASC 820”). ASU 2018-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period, with early adoption permitted. We do not anticipate a material impact to the consolidated financial statements once implemented.

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

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). Under ASU 2016‑02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. The lease standard requires companies to use a modified retrospective transition approach as of the beginning of the earliest comparable period presented in the company’s financial statements. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements” which provided an additional transition option that allows companies to continue applying the guidance under the current lease standard in the comparative periods presented in the consolidated financial statements. The Company has elected to adopt this transition option and will record a cumulative-effect adjustment to the opening balance of retained earnings on the date of adoption. The guidance under these standards is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. We are currently evaluating the impact that ASU 2016-02 will have on the consolidated financial statements and related disclosures. We believe the most significant impact relates to our accounting for real estate leases, which will be recorded as right-of-use assets and lease liabilities on our balance sheet upon adoption. We do not expect a material impact on our consolidated statements of comprehensive income or our consolidated statements of cash flows once implemented.

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

Right of Return

We allow for merchandise to be returned under most circumstances up to 180 days after purchase. A sales return reserve is established using historical customer return behavior and reduces both revenue and cost of goods sold. Historically, the sales returns reserve was presented net of cost of sales in other current liabilities in the consolidated balance sheets. As a result of adopting ASU 2014-09, the Company presents the gross sales return reserve in other current liabilities and the estimated value of the merchandise expected to be returned in prepaid expenses and other in the consolidated balance sheets. The change did not have a material impact on our consolidated balance sheet as of November 3, 2018.

Customer Receivables

As of November 3, 2018, February 3, 2018 and October 28, 2017, receivables from customers, which consist primarily of trade receivables related to Darice, were approximately  $30.5 million,  $19.2  million and $23.5 million, respectively, and are included in accounts receivable, net in the consolidated balance sheets.

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

The following table includes activity related to gift cards (in thousands):

	13 Weeks Ended		39 Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017
Balance at beginning of period	$50,513	$44,185	$56,729	$49,869
Issuance of gift cards	12,077	11,582	36,873	36,536
Revenue recognized (1)	(12,403)	(11,678)	(41,541)	(41,190)
Gift card breakage	(749)	(454)	(2,623)	(1,580)
Balance at end of period	$49,438	$43,635	$49,438	$43,635

(1)

Revenue recognized from the beginning liability during the third quarters of fiscal 2018 and fiscal 2017 totaled $7.1 million. Revenue recognized from the beginning liability during the first nine months of fiscal 2018 and fiscal 2017 totaled $19.9 million and $19.4 million, respectively.

3. FAIR VALUE MEASUREMENTS

As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level valuation hierarchy for fair value measurements. These valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect less transparent active market data, as well as internal assumptions. These two types of inputs create the following fair value hierarchy:

•	Level 1—Quoted prices for identical instruments in active markets;

•

Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose significant inputs are observable; and

•	Level 3—Instruments with significant unobservable inputs.

Impairment losses related to store-level property and equipment are calculated using significant unobservable inputs including the present value of future cash flows expected to be generated using a risk-adjusted weighted-average cost of capital and comparable store sales growth assumptions and, therefore, are classified as a Level 3 measurement in the fair value hierarchy.

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

	November 3,	February 3,	October 28,
	2018	2018	2017
	(in thousands)
Assets
Interest rate swaps	$5,028	$—	$—

Liabilities
Term loan credit facility	$2,195,613	$2,246,302	$2,250,412
Senior subordinated notes	510,000	518,288	520,838
Interest rate swaps	571	—	—

The fair values of our Amended Term Loan Credit Facility and our 2020 Senior Subordinated Notes were determined based on quoted market prices which are considered Level 1 inputs within the fair value hierarchy.

The fair value of our interest rate swaps was calculated using significant observable inputs including the present value of estimated future cash flows using the applicable interest rate curves and, therefore, were classified as Level 2 inputs within the fair value hierarchy.

4. DEBT

Long-term debt consists of the following (in thousands):

		November 3,	February 3,	October 28,
	Interest Rate	2018	2018	2017
Term loan credit facility	Variable	$2,214,994	$2,232,350	$2,244,800
Asset-based revolving credit facility	Variable	218,000	—	109,000
Senior subordinated notes	5.875%	510,000	510,000	510,000
Total debt		2,942,994	2,742,350	2,863,800
Less unamortized discount/premium and debt costs		(12,431)	(15,686)	(16,555)
Total debt, net		2,930,563	2,726,664	2,847,245
Less current portion		(240,261)	(24,900)	(140,125)
Long-term debt		$2,690,302	$2,701,764	$2,707,120

Revolving Credit Facility

As of November 3, 2018 and October 28, 2017, the borrowing base under our senior secured asset-based revolving credit facility was $850.0 million, of which Michaels Stores, Inc. (“MSI”) had unused borrowing capacity of $567.0 million and $675.7 million, respectively. As of November 3, 2018 and October 28, 2017, outstanding standby letters of credit, which reduce our borrowing base, totaled $65.0 million and $65.3 million, respectively.

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

Interest Rate Swaps

In April 2018, we executed two interest rate swaps with an aggregate notional value of $1.0 billion associated with our outstanding Amended Term Loan Credit Facility. The interest rate swaps have a maturity date of April 30, 2021 and were executed for risk management and are not held for trading purposes. The objective of the interest rate swaps is to hedge the variability of cash flows resulting from fluctuations in the one-month LIBOR. The swaps replaced the one-month LIBOR with a fixed interest rate of 2.7765% and payments are settled monthly. The swaps qualify as cash flow hedges and changes in the fair values are recorded in accumulated other comprehensive income in the consolidated balance sheet. The changes in fair value are reclassified from accumulated other comprehensive income to interest expense in the same period that the hedged items affect earnings. We reclassified $1.6 million and $3.7 million from accumulated other comprehensive income to interest expense during the three and nine months ended November 3, 2018, respectively.  As of November 3, 2018, the fair value of the interest rate swaps was a net asset of $4.5 million, consisting of $5.0 million recorded in other assets and $0.6 million recorded in accrued liabilities in our consolidated balance sheets.

5. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table includes detail regarding changes in the composition of accumulated other comprehensive loss (in thousands):

	13 Weeks Ended		39 Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017
Beginning of period	$(9,906)	$(5,552)	$(3,660)	$(14,224)
Foreign currency translation adjustment and other	(942)	(4,418)	(6,528)	4,254
Interest rate swaps	3,958	—	3,298	—
End of period	$(6,890)	$(9,970)	$(6,890)	$(9,970)

6. INCOME TAXES

The effective tax rate was 15.8% for the third quarter of fiscal 2018 compared to 34.3% for the third quarter of fiscal 2017 and 24.0% for the nine months ended November 3, 2018 compared to 34.4% for the same period in the prior year. The effective tax rate for both the third quarter of fiscal 2018 and the nine months ended November 3, 2018 were lower than the comparable period in the prior year due to benefits recognized related to the enactment of the Tax Cuts and Jobs Act (“Tax Act”) in the fourth quarter of fiscal 2017, including the reduction of the federal statutory tax rate from 35% to 21%. In addition, a provisional charge of $5.0 million was recognized for the nine months ended November 3, 2018 related to repatriation taxes for accumulated earnings of our foreign subsidiaries, partially offset by a provisional benefit of $4.0 million related to the revaluation of our net deferred tax assets as a result of the Tax Act. The U.S. Treasury is expected to issue additional regulations and guidance in connection with the Tax Act, which may alter interpretations of the new tax law and could materially change our estimated provisional adjustments.

7. EARNINGS PER SHARE

The Company’s unvested restricted stock awards contain non-forfeitable rights to dividends and meet the criteria of a participating security as defined by ASC 260, “Earnings Per Share”. In applying the two-class method, net income is allocated to both common and participating securities based on their respective weighted-average shares outstanding for the period. Basic earnings per share is computed by dividing net income allocated to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average common shares outstanding plus the potential dilutive impact from stock options and restricted stock units. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. There were 8.4 million and 5.8 million anti-dilutive shares during the third quarters of fiscal 2018 and fiscal 2017, respectively. There were 7.1 million and 6.0 million anti-dilutive shares during the nine months ended November 3, 2018 and October 28, 2017, respectively.

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017
Basic earnings per common share:
Net income	$83,769	$79,760	$138,142	$187,530
Less income related to unvested restricted shares	(138)	(297)	(285)	(789)
Income available to common shareholders - Basic	$83,631	$79,463	$137,857	$186,741

Weighted-average common shares outstanding - Basic	165,975	180,710	174,949	185,521

Basic earnings per common share	$0.50	$0.44	$0.79	$1.01

Diluted earnings per common share:
Net income	$83,769	$79,760	$138,142	$187,530
Less income related to unvested restricted shares	(138)	(295)	(284)	(784)
Income available to common shareholders - Diluted	$83,631	$79,465	$137,858	$186,746

Weighted-average common shares outstanding - Basic	165,975	180,710	174,949	185,521
Effect of dilutive stock options and restricted stock units	595	1,277	902	1,254
Weighted-average common shares outstanding - Diluted	166,570	181,987	175,851	186,775

Diluted earnings per common share	$0.50	$0.44	$0.78	$1.00

8. SEGMENTS AND GEOGRAPHIC INFORMATION

We consider Michaels-U.S., Michaels-Canada, Aaron Brothers, Pat Catan’s and Darice to be our operating segments for purposes of determining reportable segments based on the criteria of ASC 280, Segment Reporting (“ASC 280”). We determined that Michaels-U.S., Michaels-Canada, Aaron Brothers and Pat Catan’s have similar economic characteristics and meet the aggregation criteria set forth in ASC 280. Therefore, we combine these operating segments into one reporting segment. Darice does not meet the materiality criteria in ASC 280 and, therefore, is not disclosed separately as a reportable segment. Our chief operating decision makers evaluate historical operating performance and forecast future periods’ operating performance based on operating income.

Our net sales by country are as follows (in thousands):

	13 Weeks Ended		39 Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017
United States(1)	$1,153,784	$1,117,626	$3,158,393	$3,152,048
Canada	120,274	122,570	324,442	319,304
Total	$1,274,058	$1,240,196	$3,482,835	$3,471,352

(1)

In March 2018, we closed substantially all of our Aaron Brothers stores. There were no Aaron Brothers net sales in the third quarter of fiscal 2018 and net sales totaled approximately $25.2 million in the third quarter of fiscal 2017. For the nine months ended November 3, 2018 and October 28, 2017, Aaron Brothers net sales totaled approximately $12.9 million and $78.0 million, respectively.

9. CONTINGENCIES

Fair Credit Reporting Claim

On December 11, 2014, MSI was served with a lawsuit, Christina Graham v. Michaels Stores, Inc., filed in the U.S. District Court for the District of New Jersey by a former employee. The lawsuit was a purported class action, bringing plaintiff’s individual claims, as well as claims on behalf of a putative class of applicants who applied for employment with Michaels through an online application, and on whom a background check for employment was procured. The lawsuit alleged that MSI violated the Fair Credit Reporting Act (“FCRA”) and the New Jersey Fair Credit Reporting Act by failing to provide the proper disclosure and obtain the proper authorization to conduct background checks. Since the initial filing, another named plaintiff joined the lawsuit, which was amended in February 2015, Christina Graham and Gary Anderson v. Michaels Stores, Inc., with substantially similar allegations. The plaintiffs sought statutory and punitive damages as well as attorneys’ fees and costs.

Following the filing of the Graham case in New Jersey, five additional purported class action lawsuits with six plaintiffs were filed, Michele Castro and Janice Bercut v. Michaels Stores, Inc., in the U.S. District Court for the Northern District of Texas, Michelle Bercut v. Michaels Stores, Inc. in the Superior Court of California for Sonoma County, Raini Burnside v. Michaels Stores, Inc., in the U.S. District Court for the Western District of Missouri, Sue Gettings v. Michaels Stores, Inc., in the U.S. District Court for the Southern District of New York, and Barbara Horton v. Michaels Stores, Inc., in the U.S. District Court for the Central District of California. All of the plaintiffs alleged violations of the FCRA. In addition, the Castro, Horton and Janice Bercut lawsuits also alleged violations of California’s unfair competition law. The Burnside, Horton and Gettings lawsuits, as well as the claims by Michele Castro, have been dismissed. The Graham, Janice Bercut and Michelle Bercut lawsuits were transferred for centralized pretrial proceedings to the District of New Jersey. On January 24, 2017, the Company’s motion to dismiss for lack of standing was granted, and the court declined to rule on the merits of plaintiffs’ claims. The dismissal order was stayed for 30 days to allow the plaintiffs to amend their complaints. Because there were no amendments filed, two of the three centralized cases were dismissed and subsequently appealed to the U.S. Court of Appeals for the Third Circuit, and the remaining case (Michelle Bercut) was remanded to

California Superior Court. The parties reached a class settlement which was approved by the California Superior Court on October 10, 2018. The resolution of the lawsuits did not have a material effect on our consolidated financial statements.

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

10. RELATED PARTY TRANSACTIONS

Affiliates of, or funds advised by, Bain Capital Private Equity, L.P. (“Bain Capital”) and The Blackstone Group L.P. (“The Blackstone Group”, together with Bain Capital and their applicable affiliates, the “Sponsors”) owned approximately 46% of our outstanding common stock as of November 3, 2018.

The Blackstone Group owns a majority equity position in RGIS, a vendor we utilized until February 2018 to count our store inventory. There were no payments associated with this vendor during the third quarter of fiscal 2018. Payments associated with this vendor during the third quarter of fiscal 2017 were $2.3 million. Payments associated with this vendor during the nine months ended November 3, 2018 and October 28, 2017 were $0.7 million and $6.0  million, respectively. These expenses are included in selling, general and administrative (“SG&A”) in the consolidated statements of comprehensive income.

The Blackstone Group owns a majority equity position in Excel Trust, Inc., Blackstone Real Estate DDR Retail Holdings III, LLC and Blackstone Real Estate RC Retail Holdings, LLC, vendors we utilize to lease certain properties. Payments associated with these vendors during the third quarters of fiscal 2018 and fiscal 2017 were $1.4 million and $2.0 million, respectively. Payments made during the nine months ended November 3, 2018 and October 28, 2017 were $4.7 million and $5.4 million, respectively. These expenses are included in cost of sales and occupancy expense in the consolidated statements of comprehensive income.

The Blackstone Group owns a majority equity position in JDA Software Group, Inc., a vendor we utilize for transportation and supply chain software. Payments associated with this vendor during the third quarters of fiscal 2018 and fiscal 2017 were $0.3 million. Payments made during the nine months ended November 3, 2018 and October 28, 2017 were $2.2 million and $1.0 million, respectively. These expenses are included in SG&A in the consolidated statements of comprehensive income.

Three of our current directors, Joshua Bekenstein, Ryan Cotton and Peter F. Wallace, are affiliates of either Bain Capital or The Blackstone Group. As such, some or all of such directors may have an indirect material interest in payments with respect to debt securities of the Company that have been purchased by affiliates of Bain Capital and The Blackstone Group. As of November 3, 2018, affiliates of The Blackstone Group held $93.2 million of our Amended Term Loan Credit Facility.

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

Michaels Stores, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	November 3,	February 3,	October 28,
ASSETS	2018	2018	2017
Current assets:
Cash and equivalents	$101,895	$425,129	$176,007
Merchandise inventories	1,440,875	1,123,288	1,404,206
Prepaid expenses and other current assets	146,317	127,656	131,695
Total current assets	1,689,087	1,676,073	1,711,908
Property and equipment, net	453,396	420,020	401,892
Goodwill	119,074	119,074	119,074
Other assets	73,088	84,537	72,036
Total assets	$2,334,645	$2,299,704	$2,304,910

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$645,469	$483,002	$674,222
Accrued liabilities and other	407,252	369,647	399,363
Current portion of long-term debt	240,261	24,900	140,125
Other current liabilities	41,948	124,881	60,884
Total current liabilities	1,334,930	1,002,430	1,274,594
Long-term debt	2,690,302	2,701,764	2,707,120
Other liabilities	156,770	165,662	108,112
Total stockholders’ deficit	(1,847,357)	(1,570,152)	(1,784,916)
Total liabilities and stockholders’ deficit	$2,334,645	$2,299,704	$2,304,910

Michaels Stores, Inc.

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	13 Weeks Ended		39 Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017
Net sales	$1,274,058	$1,240,196	$3,482,835	$3,471,352
Cost of sales and occupancy expense	795,104	756,088	2,173,990	2,117,100
Gross profit	478,954	484,108	1,308,845	1,354,252
Selling, general and administrative	340,375	328,855	969,500	969,793
Restructure charge	—	—	44,278	—
Store pre-opening costs	1,196	952	3,995	2,592
Operating income	137,383	154,301	291,072	381,867
Interest and other expense	37,680	32,460	106,857	95,261
Losses on early extinguishment of debt and refinancing costs	—	—	1,835	—
Income before income taxes	99,703	121,841	182,380	286,606
Income taxes	15,771	41,806	43,722	98,601
Net income	$83,932	$80,035	$138,658	$188,005

Other comprehensive income, net of tax:
Foreign currency translation adjustment and other	3,016	(4,418)	(3,230)	4,254
Comprehensive income	$86,948	$75,617	$135,428	$192,259

Michaels Stores, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	39 Weeks Ended
	November 3,	October 28,
	2018	2017
Cash flows from operating activities:
Net cash provided by operating activities	$22,855	$109,782

Cash flows used in investing activities:
Additions to property and equipment	(119,553)	(72,640)

Cash flows from financing activities:
Net repayments of debt	(106,756)	(266,875)
Net borrowings of debt	307,400	357,200
Payment of debt refinancing costs	(1,117)	—
Payment of dividend to Michaels Funding, Inc.	(426,063)	(245,514)
Net cash used in financing activities	(226,536)	(155,189)

Net change in cash and equivalents	(323,234)	(118,047)
Cash and equivalents at beginning of period	425,129	294,054
Cash and equivalents at end of period	$101,895	$176,007

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements of the Company (and the related notes thereto included elsewhere in this quarterly report), the audited consolidated financial statements of the Company (and the related notes thereto) and the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2018 (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) pursuant to Section 13 or 15(d) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) on March 22, 2018.

All of the “Company”, “us”, “we”, “our”, and similar expressions are references to The Michaels Companies, Inc. (“Michaels”) and our consolidated wholly-owned subsidiaries,  unless otherwise expressly stated or the context otherwise requires.

We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31. All references to fiscal year mean the year in which that fiscal year began. References to “fiscal 2018” relate to the 52 weeks ending February 2, 2019 and references to “fiscal 2017” relate to the 53 weeks ended February 3, 2018. In addition, all references to “the third quarter of fiscal 2018” relate to the 13 weeks ended November 3, 2018 and all references to “the third quarter of fiscal 2017” relate to the 13 weeks ended October 28, 2017. Finally, all references to “the nine months ended November 3, 2018” relate to the 39 weeks ended November 3, 2018 and all references to “the nine months ended October 28, 2017” relate to the 39 weeks ended October 28, 2017. Because of the seasonal nature of our business, the results of operations for the 13 and 39 weeks ended November 3, 2018 are not indicative of the results to be expected for the entire year.

Overview

We are the largest arts and crafts specialty retailer in North America (based on store count) providing materials, project ideas and education for creative activities under the retail brands of Michaels, Aaron Brothers and Pat Catan’s. We also operate an international wholesale business under the Darice brand name and a market-leading, vertically-integrated custom framing business under the Artistree brand name. As of November 3, 2018, we operated 1,256 Michaels stores and 36 Pat Catan’s stores.

In March 2018, we closed substantially all of our Aaron Brothers stores and began the process of repositioning our Aaron Brothers brand as a store-within-a-store, providing custom framing services in all Michaels stores. In the first nine months of fiscal 2018, we recorded a restructure charge totaling $44.3 million, consisting primarily of costs associated with the termination of the remaining lease obligations, the write-off of fixed assets and employee-related expenses. For the nine months ended November 3, 2018 and October 28, 2017, Aaron Brothers net sales totaled approximately $12.9 million and $78.0 million, respectively. Excluding the restructure charge, Aaron Brothers did not have a material impact on the Company’s operating income in the periods presented.

Net sales for the third quarter of fiscal 2018 increased 2.7% compared to the same period in the prior year. The increase in net sales was due to a 3.8% increase in comparable store sales (4.3% at constant exchange rates) and a $12.5 million increase related to 19 additional Michaels stores opened (net of closures) since the third quarter of fiscal 2017. The increase was partially offset by the closure of substantially all of our Aaron Brothers stores. Gross profit as a percent of net sales decreased 140 basis points to 37.6% during the third quarter of fiscal 2018 due primarily to higher distribution related costs and an increase in inventory reserves recorded during the quarter. Operating income as a percent of net sales decreased to 10.8% for the third quarter of fiscal 2018 compared to 12.4% in the same period in the prior year.

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

Operating Information

The following table sets forth certain operating data:

	13 Weeks Ended		39 Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017
Michaels stores:
Open at beginning of period	1,251	1,230	1,238	1,223
New stores	6	8	21	16
Relocated stores opened	4	4	20	12
Closed stores	(1)	(1)	(3)	(2)
Relocated stores closed	(4)	(4)	(20)	(12)
Open at end of period	1,256	1,237	1,256	1,237

Aaron Brothers stores:
Open at beginning of period	—	101	97	109
Closed stores	—	(3)	(97)	(11)
Open at end of period	—	98	—	98

Pat Catan's stores:
Open at beginning of period	36	35	36	35
New stores	—	1	—	1
Open at end of period	36	36	36	36
Total store count at end of period	1,292	1,371	1,292	1,371

Other Operating Data:
Average inventory per Michaels store (in thousands) (1)	$1,039	$1,028	$1,039	$1,028
Comparable store sales	3.8%	1.0%	1.4%	0.1%
Comparable store sales, at constant currency	4.3%	0.5%	1.4%	—%

(1)	The calculation of average inventory per Michaels store excludes our Aaron Brothers and Pat Catan’s stores.

Results of Operations

The following table sets forth the percentage relationship to net sales of line items of our consolidated statements of comprehensive income. This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes.

	13 Weeks Ended		39 Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and occupancy expense	62.4	61.0	62.4	61.0
Gross profit	37.6	39.0	37.6	39.0
Selling, general and administrative	26.7	26.6	27.9	28.0
Restructure charge	—	—	1.3	—
Store pre-opening costs	0.1	0.1	0.1	0.1
Operating income	10.8	12.4	8.3	11.0
Interest expense	3.0	2.6	3.1	2.7
Losses on early extinguishments of debt and refinancing costs	—	—	0.1	—
Other (income) expense, net	—	—	(0.1)	—
Income before income taxes	7.8	9.8	5.2	8.2
Income taxes	1.2	3.4	1.3	2.8
Net income	6.6%	6.4%	4.0%	5.4%

13 Weeks Ended November 3, 2018 Compared to the 13 Weeks Ended October 28, 2017

Net Sales. Net sales increased $33.9 million in the third quarter of fiscal 2018, or 2.7%, compared to the third quarter of fiscal 2017. The increase in net sales was due to a $45.3 million increase in comparable store sales, a $12.5 million increase related to 19 additional Michaels stores opened (net of closures) since the third quarter of fiscal 2017 and a $1.0 million increase in wholesale revenue. The increase was partially offset by a $25.2 million decrease related to the closure of substantially all of our Aaron Brothers stores. Comparable store sales increased 3.8%, or 4.3% at constant exchange rates, compared to the third quarter of fiscal 2017 due to an increase in average ticket, partially offset by a decrease in customer transactions.

Gross Profit. Gross profit was 37.6% of net sales in the third quarter of fiscal 2018 compared to 39.0% in the third quarter of fiscal 2017. The 140 basis point decrease was primarily due to higher distribution related costs and an increase in inventory reserves recorded during the quarter. The decrease was partially offset by improved occupancy cost leverage, a decrease in promotional activity and our ongoing sourcing initiatives.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) was 26.7% of net sales in the third quarter of fiscal 2018 compared to 26.6% in the third quarter of fiscal 2017. SG&A increased $11.3 million to $340.6 million in the third quarter of fiscal 2018. The increase was primarily due to a $6.8 million increase in performance-based compensation, a $5.0 million increase in marketing expenses, a $3.3 million increase in payroll costs and $3.0 million associated with operating 19 additional Michaels stores (net of closures) since the third quarter of fiscal 2017. The increase was partially offset by a $9.1 million decrease related to the Aaron Brothers store closures during the first quarter of fiscal 2018.

Interest Expense. Interest expense increased $5.0 million to $37.8 million in the third quarter of fiscal 2018 compared to the same period in the prior year. The increase was primarily due to $3.4 million as a result of a higher interest rate on our amended term loan credit facility and $1.6 million related to settlement payments associated with our interest rate swaps.

Income Taxes. The effective tax rate was 15.8% in the third quarter of fiscal 2018 compared to 34.3%  in the third quarter of fiscal 2017. The effective tax rate in the third quarter of fiscal 2018 was lower than the same period in the prior year due to benefits recognized related to the Tax Cuts and Jobs Act of 2017 (“Tax Act”), including a decrease in the federal statutory rate from 35% to 21%, a $4.0 million provisional benefit related to the revaluation of deferred tax assets and a $3.1 million provisional benefit related to repatriation taxes for accumulated earnings of foreign subsidiaries.

39 Weeks Ended November 3, 2018 Compared to the 39 Weeks Ended October 28, 2017

Net Sales. Net sales increased $11.5 million in the first nine months of fiscal 2018, or 0.3%, compared to the first nine months of fiscal 2017. The increase in net sales was due to a $44.9 million increase in comparable store sales and a $32.2 million increase related to 19 additional Michaels stores opened (net of closures) since the third quarter of fiscal 2017. The increase was partially offset by a $65.0 million decrease related to the closure of substantially all of our Aaron Brothers stores and a $1.4 million decrease in wholesale revenue. Comparable store sales increased 1.4% compared to the first nine months of fiscal 2017 due to an increase in average ticket, partially offset by a decrease in customer transactions.

Gross Profit. Gross profit was 37.6% of net sales in the first nine months of fiscal 2018 compared to 39.0% in the first nine months of fiscal 2017. The 140 basis point decrease was primarily due to higher distribution related costs, an increase in promotional activity and an increase in inventory reserves recorded during the year. The decrease was partially offset by our ongoing sourcing initiatives.

Selling, General and Administrative. SG&A was 27.9% of net sales in the first nine months of fiscal 2018 compared to 28.0% in the first nine months of fiscal 2017. SG&A decreased $0.4 million to $970.2 million in the first nine months of fiscal 2018. The decrease was primarily due to a $23.4 million decrease related to the Aaron Brothers store closures during the first quarter of fiscal 2018 and a $4.7 million decrease in performance-based compensation. The decrease was partially offset by an $8.3 million increase associated with operating 19 additional Michaels stores (net of closures) since the third quarter of fiscal 2017, a $6.2 million increase in marketing expenses, a $4.4 million increase in payroll costs and $4.4 million in professional fees related to strategic initiatives.

Restructure Charge. We recorded a restructure charge of $44.3 million in the first nine months of fiscal 2018 primarily related to the closure of substantially all of our Aaron Brothers stores.

Interest Expense. Interest expense increased $15.2 million to $109.5 million in the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017. The increase was primarily due to $11.0 million as a result of a higher interest rate on our amended term loan credit facility and $3.7 million related to settlement payments associated with our interest rate swaps.

Losses on Early Extinguishments of Debt and Refinancing Costs. We recorded a loss on the early extinguishment of debt of $1.8 million in the first nine months of fiscal 2018 related to the refinancing of our amended and restated term loan credit facility.

Income Taxes. The effective tax rate was 24.0% in the first nine months of fiscal 2018 compared to 34.4% in the first nine months of fiscal 2017. The effective tax rate was lower than the same period in the prior year due to benefits recognized related to the Tax Act, including a decrease in the federal statutory rate from 35% to 21% and a $4.0 million provisional benefit related to the revaluation of deferred tax assets. The decrease in the effective tax rate was partially offset by a  provisional charge of $5.0 million related to repatriation taxes for accumulated earnings of foreign subsidiaries.

Liquidity and Capital Resources

We require cash principally for day-to-day operations, to finance capital investments, purchase inventory, service our outstanding debt and for seasonal working capital needs. We expect that our available cash, cash flow generated from operating activities and funds available under our Amended Revolving Credit Facility will be sufficient to fund planned capital expenditures, working capital requirements, debt repayments, debt service requirements and anticipated growth for the foreseeable future. Our ability to satisfy our liquidity needs and continue to refinance or reduce debt could be adversely affected by the occurrence of any of the events described under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended February 3, 2018 or our failure to meet our debt covenants. Our Amended Revolving Credit Facility provides senior secured financing of up to $850.0 million, subject to a borrowing base. As of November 3, 2018, the borrowing base was $850.0 million, of which we had $65.0 million of outstanding standby letters of credit and $567.0 million of unused borrowing capacity. Our cash and cash equivalents totaled $102.7 million at November 3, 2018.

In September 2018, the Board of Directors authorized a new share repurchase program for the Company to purchase $500.0 million of the Company’s common stock on the open market or through accelerated share repurchase transactions. The share repurchase program does not have an expiration date, and the timing and number of repurchase transactions under the program will depend on market conditions, corporate considerations, debt agreements and regulatory requirements. Shares repurchased under the program are held as treasury shares until retired. In June 2018, the Company entered into an accelerated share repurchase agreement (“ASR Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”). Under the ASR Agreement, we paid JPMorgan a purchase price of $250.0 million for delivery of 12.4 million shares of our common stock. The total number of shares repurchased was based upon a volume weighted average price of our stock over a predetermined period. The ASR agreement was completed on August 30, 2018. During the nine months ended November 3, 2018, we repurchased 23.6 million shares under our share repurchase programs for an aggregate amount of $434.2 million, inclusive of the ASR Agreement. As of November 3, 2018, we had $416.0 million of availability remaining under our current share repurchase program.

On May 23, 2018, Michaels Stores, Inc. (“MSI”) entered into an amendment with JPMorgan and other lenders to amend and restate our term loan credit facility. The amended and restated credit agreement, together with the related security, guarantee and other agreements, is referred to as the “Amended and Restated Term Loan Credit Facility”. Borrowings under the Amended and Restated Term Loan Credit Facility bear interest at a rate per annum, at MSI’s option, of either (a) a margin of 1.50% plus a base rate defined as the highest of (1) the prime rate of JPMorgan, (2) the federal funds effective rate plus 0.5%, and (3) the one-month London Interbank Offered Rate (“LIBOR”) plus 1% or (b) a margin of 2.50% plus the applicable LIBOR. MSI is required to make scheduled quarterly payments equal to 0.25% of the original principal amount of the term loans (subject to adjustments relating to the incurrence of additional term loans) for the first four years and two quarters of the Amended and Restated Term Loan Credit Facility, with the balance to be paid on January 28, 2023. All other terms under the Amended Term Loan Credit Facility have remained unchanged. As a result of this refinancing, we recorded a loss on the early extinguishment of debt of $1.8 million in the second quarter of fiscal 2018.

We had total outstanding debt of $2,943.0 million at November 3, 2018, of which $2,433.0 million was subject to variable interest rates and $510.0 million was subject to fixed interest rates. In April 2018, we executed two interest rate swaps with an aggregate notional value of $1.0 billion associated with our outstanding Amended Term Loan Credit Facility. The interest rate swaps have a maturity date of April 30, 2021 and were executed for risk management and are not held for trading purposes. The objective of the interest rate swaps is to hedge the variability of cash flows resulting from fluctuations in the one-month LIBOR. The swaps replaced the one-month LIBOR with a fixed interest rate of 2.7765% and payments are settled monthly.

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

Cash Flow from Operating Activities

Cash flows provided by operating activities were $25.8 million in the first nine months of fiscal 2018 compared to $106.4 million in the first nine months of fiscal 2017. The decrease in cash provided by operating activities was primarily due to additional investments in inventory to support better in-stock positions for the peak Holiday season and an increase in inventory related to our wholesale business.

Inventory at the end of the third quarter of fiscal 2018 increased $36.7 million, or 2.6%, to $1,440.9 million, compared to $1,404.2 million at the end of the third quarter of fiscal 2017. The increase was primarily due to additional inventory associated with the operation of 19 additional Michaels stores (net of closures) since the third quarter of fiscal 2017, an increase in inventory related to our wholesale business and additional investments in inventory to support better in-stock positions for the peak Holiday season. The increase was partially offset by a decrease in inventory related to the Aaron Brothers store closures in the first quarter of fiscal 2018. Average inventory per Michaels store (inclusive of distribution centers, in-transit and inventory for the Company’s e-commerce site) increased 1.1% to $1,039,000 at November 3, 2018 from $1,028,000 at October 28, 2017.

Cash Flow from Investing Activities

The following table includes capital expenditures paid during the periods presented (in thousands):

	39 Weeks Ended
	November 3,	October 28,
	2018	2017
New and relocated stores including stores not yet opened (1)	$27,399	$12,055
Existing stores	32,694	23,483
Information systems	43,602	23,929
Corporate and other	15,858	13,173
	$119,553	$72,640

(1)

In the first nine months of fiscal 2018, we incurred capital expenditures related to the opening of 41 Michaels stores, including the relocation of 20 stores. In the first nine months of fiscal 2017, we incurred capital expenditures related to the opening of 28 Michaels stores, including the relocation of 12 stores, and the opening of the one Pat Catan’s store.

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

The following table shows a reconciliation of EBITDA and Adjusted EBITDA to net income and net cash provided by operating activities (in thousands):

	13 Weeks Ended		39 Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017
Net cash provided by operating activities	$112,376	$110,462	$25,814	$106,427
Depreciation and amortization	(30,879)	(28,809)	(89,933)	(86,232)
Share-based compensation	(8,446)	(7,675)	(20,780)	(18,232)
Debt issuance costs amortization	(1,237)	(1,274)	(3,759)	(3,823)
Accretion of long-term debt, net	129	127	385	379
Restructure charge	—	—	(44,278)	—
Deferred income taxes	(6,940)	(754)	(7,710)	(529)
Losses on early extinguishments of debt and refinancing costs	—	—	(1,835)	—
Changes in assets and liabilities	18,766	7,683	280,238	189,540
Net income	83,769	79,760	138,142	187,530
Interest expense	37,798	32,818	109,493	94,305
Income taxes	15,719	41,640	43,557	98,314
Depreciation and amortization	30,879	28,809	89,933	86,232
Interest income	(137)	(190)	(2,385)	(443)
EBITDA	168,028	182,837	378,740	465,938
Adjustments:
Losses on early extinguishments of debt and refinancing costs	—	—	1,835	—
Share-based compensation	8,446	7,675	20,780	18,232
Restructure charge	—	—	44,278	—
Severance costs	—	285	902	862
Store pre-opening costs	1,196	952	3,995	2,592
Store remodel costs	1,325	424	5,079	1,401
Foreign currency transaction (gains) losses	(149)	(355)	(950)	1,092
Store closing costs	(328)	109	3,321	2,122
Other (1)	754	952	2,035	2,451
Adjusted EBITDA	$179,272	$192,879	$460,015	$494,690

(1)	Other adjustments primarily relate to items such as moving and relocation expenses, franchise taxes, sign on bonuses and certain legal expenses.

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

•

affiliates of, or funds advised by, Bain Capital Private Equity, L.P. and The Blackstone Group L.P. own approximately 46% of the outstanding shares of our common stock and as a result will have the ability to strongly influence our decisions, and they may have interests that differ from those of other stockholders; and

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We are exposed to fluctuations in exchange rates between the U.S. and Canadian dollar, which is the functional currency of our Canadian subsidiaries. Our sales, costs and expenses of our Canadian subsidiaries, when translated into U.S. dollars, can fluctuate due to exchange rate movement. A 10% increase or decrease in the exchange rate of the Canadian dollar would have increased or decreased net income by approximately $10 million for the 39 weeks ended November 3, 2018.

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our Amended Term Loan Credit Facility and our Amended Revolving Credit Facility. The interest rates on our Amended Term Loan Credit Facility and our Amended Revolving Credit Facility will reprice periodically, which will impact our earnings and cash flow. In April 2018, we executed two interest rate swap agreements with an aggregate notional value of $1.0 billion which are intended to mitigate interest rate risk associated with future changes in interest rates for borrowings under our Amended Term Loan Credit Facility. As a result of these interest rate swaps, our exposure to interest rate volatility for $1.0 billion of our Amended Term Loan Credit Facility was eliminated beginning in the second quarter of fiscal 2018. The interest rate on our 2020 Senior Subordinated Notes is fixed. Based on our overall interest rate exposure to variable rate debt outstanding as of November 3, 2018, a 100 basis point change in interest rates would impact income before income taxes by approximately $14 million for fiscal 2018. A 100 basis point change in interest rates would impact the fair value of our long-term fixed rate debt by approximately $21 million. A change in interest rates would not materially affect the fair value of our variable rate debt as the debt reprices periodically.

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

Change in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended November 3, 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides certain information with respect to our purchases of shares of the Company’s common stock during the third quarter of fiscal 2018:

				Approximate Dollar Value
			Total Number of	of Shares That May
			Shares Purchased	Yet Be Purchased
	Total Number of	Average Price	as Part of Publicly	Under the Plan (b)
Period	Shares Purchased (a)	Paid per Share	Announced Plan (b)	(in thousands)
August 5, 2018 - September 1, 2018	1,706,167	$20.09	1,697,904	$100,001
September 2, 2018 - October 6, 2018	6,220,902	16.91	6,143,316	496,250
October 7, 2018 - November 3, 2018	5,001,054	16.07	5,000,500	415,994
Total	12,928,123	$17.00	12,841,720	$415,994

(a)

These amounts reflect the following transactions during the third quarter of fiscal 2018: (i) the repurchase of shares as part of our publicly announced share repurchase program and (ii) the surrender of shares of common stock to the Company to satisfy tax withholding obligations in connection with the vesting of employee restricted stock equity awards.

(b)

In September 2018, the Board of Directors authorized the Company to purchase up to $500.0 million of the Company’s common stock on the open market or through accelerated share repurchase transactions. The share repurchase program does not have an expiration date. The Company has retired and intends to continue to retire shares repurchased under the program.

ITEM 6.  EXHIBITS

(a)	Exhibits:

Exhibit Number	Description of Exhibit

10.1	Form of Restricted Stock Unit Agreement for Employees under the Second Amended and Restated 2014 Omnibus Long-Term Incentive Plan (filed herewith).

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

Date: December 7, 2018