Form 10-K
period 2019-02-02
Michaels Companies, Inc.
filed 2019-03-19
CIK 1593936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2019

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

The aggregate market value of The Michaels Companies, Inc.’s common stock held by non-affiliates as of August 4, 2018 was approximately $1,978,572,495  based upon the closing sales price of $20.24 quoted on The NASDAQ Global Select Market as of August 3, 2018. For this purpose, directors and officers have been assumed to be affiliates.

As of March 12, 2019, 157,773,090 shares of The Michaels Companies, Inc.’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant will incorporate by reference information required in response to Part III, items 10-14, from its definitive proxy statement for its annual meeting of shareholders, to be held on June 11, 2019.

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

General

Michaels Stores, Inc. (“MSI”) is headquartered in Irving, Texas and was incorporated in the state of Delaware in 1983. In July 2013, MSI was reorganized into a holding company structure and The Michaels Companies, Inc. was incorporated in the state of Delaware in connection with the reorganization.

With $5,271.9 million in sales in fiscal 2018, the Company is the largest arts and crafts specialty retailer in North America (based on store count) providing materials, project ideas and education for creative activities. Our mission is to inspire and enable customer creativity, create a fun and rewarding place to work, foster meaningful connections with our communities and lead the industry in growth and innovation. With crafting classes, store events, store displays, mobile applications and online videos, we offer an omnichannel shopping experience that can inspire creativity and build confidence in our customers’ artistic abilities.

As of February 2, 2019, we operated 1,258 Michaels retail stores in 49 states and Canada, with approximately 18,000 average square feet of selling space per store.

In March 2018, we made the decision to close substantially all of our Aaron Brothers stores and in January 2019 we closed all 36 of our Pat Catan’s stores. As a result of the store closures, we recorded restructure charges of $98.9 million in fiscal 2018. The restructure charges are primarily related to the transfer of the rights to sell inventory and other assets to a third party to facilitate the store closures and assist with the disposition of our remaining lease obligations, the impairment of goodwill and employee-related expenses. We believe restructuring activities will be substantially completed in fiscal 2019 and expect to record additional charges of approximately $6 million.

In addition, we recorded $5.3 million of employee-related charges as a result of certain organizational changes made to streamline our operations at our corporate support center.

For fiscal 2018 and fiscal 2017, Aaron Brothers net sales totaled $12.9 million and $110.4 million, respectively, and Pat Catan’s net sales totaled $109.6 million and $113.4 million, respectively. Excluding the restructure charges, Aaron Brothers and Pat Catan’s did not have a material impact on the Company’s operating income in all fiscal periods presented in the consolidated financial statements.

Merchandising

Michaels. Each Michaels store offers approximately 45,000 basic and seasonal stock-keeping units (“SKUs”) in a number of product categories. The following table shows a breakdown of sales for Michaels stores by department as a percentage of total net sales:

	Fiscal Year
	2018	2017	2016
General crafts	48%	49%	50%
Home décor and seasonal	24	23	22
Custom and ready-made framing	16	16	17
Papercrafting	12	12	11
	100%	100%	100%

We have product development, sourcing and design teams focused on quality, innovation and cost mitigation. Our internal product development and global sourcing teams position us to deliver a differentiated level of innovation, quality and value to our customers. Our global sourcing network allows us to control new product introductions, maintain quality standards, monitor delivery times, and manage product costs and inventory levels to enhance profitability. In an industry with few well-known national brands, our private brands are recognized as a leader in many categories. We continue to expand our private brands and improve the selection of products we design, develop and deliver to our customers. Our private brands totaled approximately 60% of net sales in fiscal 2018 and include, among others, Recollections®, Studio Decor®, Bead Landing®, Creatology®, Ashland®, Celebrate It®, ArtMinds®, Artist’s Loft®, Craft Smart®, Loops & Threads®, Make Market®, Foamies®, LockerLookz®, Imagin8® and Sticky Sticks®.

We continue to search for ways to leverage our position as a market leader by establishing strategic partnerships and exclusive product relationships to provide our customers with exciting merchandise. We have partnerships with popular brands such as Crayola, Elmer’s and Cricut. We will continue to explore opportunities to form future partnerships and exclusive product associations.

Darice. We operate an international wholesale business under the Darice brand name (“Darice”). Darice sources products from domestic and foreign suppliers for resale to a variety of retail outlets worldwide, including our Michaels stores. Darice offers approximately 56,000 SKUs consisting of a wide range of craft and hobby items. We also develop Darice branded products carried by both Michaels and third-party stores reflecting the breadth of our product line and our ability to distribute and source quality products at competitive prices.

E-commerce. While we expect e-commerce to remain a relatively small portion of our business, with over 100,000 basic and seasonal SKUs, we believe it provides an important avenue to communicate with our customers in an interactive way that reinforces the Michaels brand and drives traffic to our stores and websites. We continue to strengthen our omnichannel offering with the expansion of our buy online, pick up in store capabilities and through continuous enhancements to our existing platforms to improve discoverability and product content that will deliver a superior customer experience. Our online platforms currently include Michaels.com, ConsumerCrafts.com, Darice.com, AaronBrothers.com (our online custom framing solution) and our Michaels app, which connects our store and online experiences.

Purchasing and Inventory Management

We purchase merchandise from a variety of different vendors primarily through our wholly-owned subsidiary, Michaels Stores Procurement Company, Inc. We believe our buying power and ability to make centralized purchases enable us to acquire products on favorable terms. Centralized merchandising management teams negotiate with vendors in an attempt to obtain the lowest net merchandise costs and to improve product mix and inventory levels. In fiscal 2018, there were no vendors or sourcing agents who accounted for more than 10% of total purchases.

We continue to develop our direct sourcing capabilities through our wholly-owned subsidiary, Darice International Sourcing Group. We believe our direct sourcing operation allows us to maintain greater control over the manufacturing process resulting in improved product quality and lower costs. In addition, our stores purchase custom frames, framing supplies and mats from our wholly-owned subsidiary, Artistree, Inc. (“Artistree”), which consists of a manufacturing facility and three regional processing centers.

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

Artistree

We own and operate Artistree, a vertically-integrated framing operation which supplies precut mats and high quality custom framing merchandise in our stores and aaronbrothers.com. We believe Artistree provides a competitive advantage and gives us quality control over the entire framing process. Custom framing orders are processed and shipped to our stores where the custom frame order is completed for customer pick-up.

Our moulding manufacturing plant, located in Kernersville, North Carolina, converts lumber into finished frame moulding that is used at our regional processing centers to fulfill custom framing orders for our customers. We manufacture approximately  39% of the moulding that we process and import approximately 55% from quality manufacturers in Brazil, Indonesia, Malaysia, China and Italy. The remaining mouldings are purchased from domestic manufacturers.

We operate three regional processing centers located in DFW Airport, Texas; Kernersville, North Carolina; and Mississauga, Ontario. Combined, these facilities occupy approximately 489,000 square feet and, in fiscal 2018, processed 25.1 million linear feet of frame moulding and 3.8 million individual custom cut mats and foam boards for our customers. Our precut mats and custom frame supplies are packaged and distributed out of our DFW Airport regional processing center.

Distribution

We currently operate seven distribution centers to supply our stores with merchandise. Approximately 92% of our stores’ merchandise receipts are shipped through the distribution network with the remainder shipped directly from vendors to stores. Our distribution centers are located in California, Florida, Illinois, Ohio, Pennsylvania, Texas and Washington. We also utilize a third-party fulfillment center for a portion of our e-commerce merchandise.  In fiscal 2018, we began developing an internal process to fulfill e-commerce orders though our distribution center in Haslet, Texas. The transition to our internal fulfillment center is expected to be completed in fiscal 2019 and will allow us to maintain greater control over, and lower our costs associated with, our e-commerce order fulfillment process.

Our distribution facilities use warehouse management and control software systems to maintain and support product purchase decisions. Store replenishment order selection is performed using pick-to-light and radio frequency processing technologies. Product is delivered to stores using both a dedicated fleet of trucks and contract carriers.

Marketing

We employ a multi-faceted marketing strategy to increase brand awareness, acquire new customers, improve customer retention and increase frequency of shopping. We communicate with our current and prospective customers through multiple vehicles, including direct mail, email, newspaper inserts, television and digital advertising.

We continue to develop and leverage our customer data analytic capabilities to drive a more customer-centric strategy through targeted marketing and promotions. We believe that targeted marketing and promotions play an important role in today’s retail environment by improving the impact of digital media, email, coupons and promotional events. In July 2016, we launched our rewards program, Michaels Rewards, in the U.S. and in July 2018, we launched the program in Canada. Michaels Rewards is an important tool to increase retention of existing customers and enhance their loyalty to the Michaels brand. Michaels Rewards continues to grow and has surpassed 34 million customers. Michaels Rewards offers customers tailored, exclusive offers and events such as sneak peeks for new product, early alerts for big sales and receipt-free returns. The program adds to our customer database and, we believe, will allow us to further target our marketing and promotions more effectively.

Seasonality

Our business is highly seasonal, with higher sales in the third and fourth fiscal quarters. Our fourth quarter, which includes the Holiday selling season, has on average accounted for approximately 34% of our net sales and approximately 46% of our operating income.

Our Industry

According to internal market research, approximately 53% of U.S. households participated in at least one crafting project during 2018, which represented approximately 67 million households. This research indicated that crafting activities continue to enjoy broad based popularity and market size has been stable, valued at approximately $36 billion. We believe the broad, multi-generational appeal, high personal attachment and the low-cost, project-based nature of crafting creates a loyal, resilient following.

Store Expansion and Relocation

The following table shows our total store growth for the last five years:

	Fiscal Year
	2018	2017	2016	2015	2014
Michaels stores:
Open at beginning of period	1,238	1,223	1,196	1,168	1,136
New stores	24	17	32	30	32
Relocated stores opened	21	12	14	17	13
Closed stores	(4)	(2)	(5)	(2)	—
Relocated stores closed	(21)	(12)	(14)	(17)	(13)
Open at end of period	1,258	1,238	1,223	1,196	1,168

Aaron Brothers stores:
Open at beginning of period	97	109	117	120	121
New stores	—	—	1	—	5
Closed stores	(97)	(12)	(9)	(3)	(6)
Open at end of period	—	97	109	117	120

Pat Catan's stores:
Open at beginning of period	36	35	—	—	—
Acquired stores	—	—	32	—	—
New stores	—	1	3	—	—
Relocated stores opened	—	—	1	—	—
Closed stores	(36)	—	—	—	—
Relocated stores closed	—	—	(1)	—	—
Open at end of period	—	36	35	—	—
Total store count at end of period	1,258	1,371	1,367	1,313	1,288

We believe, based on an internal real estate and market penetration study of Michaels stores, that the combined U.S. and Canadian markets can support between 1,400 and 1,500 Michaels stores. We plan to open approximately 37 Michaels stores, including approximately 13 relocations and up to 12 rebranded Pat Catan’s stores, in fiscal 2019. We continue to pursue a store relocation program to improve the real estate location quality and performance of our store base. During fiscal 2019, we plan to close up to 10 Michaels stores. Many of our store closings are stores that have reached the end of their lease term. We believe our ongoing store evaluation process results in strong performance across our store base.

Our store operating model, which is based on historical store performance, assumes an average store size of approximately 18,000 selling square feet. Our fiscal 2018 average initial net investment, which varies by site and specific store characteristics, was $1.3 million per store, including store build-out costs, pre-opening expenses and average first year inventory.

Employees

As of February 2, 2019, we employed approximately 47,000 team members, approximately 35,000 of whom were employed on a part-time basis. The number of part-time team members substantially increases during the Holiday selling season. Of our full-time team members, approximately 4,400 are engaged in various executive, operating, training, distribution and administrative functions in our support center, division offices, administrative offices and distribution centers and the remainder are engaged in store operations. None of our team members are subject to a collective bargaining agreement.

Competition

We are the largest arts and crafts specialty retailer in North America based on store count. The market in which we compete is highly fragmented and includes stores across the U.S. and Canada operated primarily by small, independent retailers along with a few regional and national chains. We believe customers choose where to shop based upon store location, breadth of selection, price, quality of merchandise, availability of product and customer service. We compete with many different types of retailers and classify our competition within the following categories:

•

Multi-store chains. This category consists of several multi-store chains, each operating more than 100 stores, including: Hobby Lobby Stores, Inc., which operates approximately 840 stores in 47 states; Jo-Ann Stores, Inc., which operates approximately 880 stores in 49 states; and A.C. Moore Arts & Crafts, Inc., which operates approximately 150 stores primarily in the Eastern U.S. We believe all of these chains are smaller than Michaels with respect to net sales.

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

Trademarks and Service Marks

As of February 2, 2019, we own or have rights to trademarks, service marks or trade names we use in connection with the operation of our business, including “Aaron Brothers”, “Artistree”, “Darice”, “Lamrite”, “Michaels”, “Michaels the Arts and Crafts Store”, “Pat Catan’s”, “Recollections”, “Make Creativity Happen”, “Where Creativity Happens”, and the stylized Michaels logo. We have registered our primary private brands including Recollections®, Studio Decor®, Bead Landing®, Creatology®, Ashland®, Celebrate It®, ArtMinds®, Artist’s Loft®, Craft Smart®, Loops & Threads®, Make Market®, Foamies®, LockerLookz®, Imagin8® and Sticky Sticks® and various sub-brands associated with these primary marks. Solely for convenience, some of the trademarks, service marks and trade names referred to in this Annual Report on Form 10-K are listed without the copyright, trademark and registered trademark symbols, but we will assert, to the fullest extent under applicable law, our rights to our copyrights, trademarks, service marks, trade names and domain names.

Available Information

We provide links to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, and other documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on our internet website, free of charge, at www.michaels.com under the heading “Investor Relations”. These reports are available after we electronically file them with the Securities and Exchange Commission (“SEC”) through the SEC’s EDGAR system at www.sec.gov.

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

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk associated with our variable rate debt and prevent us from meeting our obligations under our notes and credit facilities. As of February 2, 2019, we had total outstanding debt of $2,717.5 million, of which $2,207.5 million was subject to variable interest rates and $510.0 million was subject to fixed interest rates. In April 2018, we executed two interest rate swap agreements with an aggregate notional value of $1.0 billion which are intended to mitigate interest rate risk associated with future changes in interest rates for borrowings under our Amended and Restated Term Loan Credit Facility. As a result of these interest rate swaps, our exposure to interest rate volatility for $1.0 billion of our Amended and Restated Term Loan Credit Facility was eliminated beginning in the second quarter of fiscal 2018. As of February 2, 2019, we had $742.7 million of additional borrowing capacity (after giving effect to $107.3 million of letters of credit then outstanding) under our Amended Revolving Credit Facility (as defined below). Our substantial indebtedness could have important consequences to us, including:

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

•

exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under our Senior Secured Credit Facilities (as defined below), which consist of the Amended Revolving Credit Facility and the Amended and Restated Term Loan Credit Facility, are at variable rates;

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

Further, a substantial portion of our long-term indebtedness bears interest at fluctuating interest rates, primarily based on the London interbank offered rate (“LIBOR”). On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The Alternative Reference Rates Committee has proposed the Secured Overnight Financing Rate (“SOFR”) as its recommended alternative to LIBOR, and the Federal Reserve Bank of New York began publishing SOFR rates in April 2018. SOFR is intended to be a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. It is unknown whether SOFR or any potential alternative reference rate will attain market acceptance as replacements for LIBOR and, as such, the potential effect on our results from operations is unknown.

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

In addition, under the Amended and Restated Term Loan Credit Facility and the Amended Revolving Credit Facility, MSI is required to meet specified financial ratios in order to undertake certain actions, and under certain circumstances, MSI may be required to maintain a specified fixed charge coverage ratio under the Amended Revolving Credit Facility. Our ability to meet those tests can be affected by events beyond our control, and we cannot assure you we will meet them. A breach of any of these covenants could result in a default under our Senior Secured Credit Facilities, which could also lead to an event of default under our notes if any of the Senior Secured Credit Facilities were accelerated. Upon the occurrence of an event of default under our Senior Secured Credit Facilities, the lenders could elect to declare all amounts outstanding under our Senior Secured Credit Facilities to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under our Senior Secured Credit Facilities could proceed against the collateral granted to them to secure such indebtedness. Holdings, MSI and certain of MSI’s subsidiaries have pledged substantially all of their assets, including the capital stock of MSI and certain of its subsidiaries, as collateral under our Senior Secured Credit Facilities. If the indebtedness under our Senior Secured Credit Facilities or our notes were to be accelerated, our assets may not be sufficient to repay such indebtedness in full.

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

Our business is highly seasonal. Our inventories and short-term borrowings may grow in the third fiscal quarter as we prepare for our peak selling season in the third and fourth fiscal quarters. Our most important quarter in terms of sales, profitability and cash flow historically has been the fourth fiscal quarter. If for any reason our fourth fiscal quarter results were substantially below expectations, our operating results for the full year would be materially adversely affected, and we could have substantial excess inventory, especially in seasonal merchandise, that is difficult to liquidate.

Unexpected or unfavorable consumer responses to our promotional or merchandising programs could have a materially adverse effect on our sales, results of operations, cash flow and financial condition.

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

We believe improvements in our merchandise offering help drive sales at our stores. If we experience poor execution of changes to our merchandise offering or experience unexpected consumer responses to changes in our merchandise offering, our sales, results of operations and cash flow could be materially adversely affected.

Evolving foreign trade policy (including tariffs imposed on certain foreign-made goods) may adversely affect our business.

Our products are sourced from a wide variety of suppliers, including from suppliers overseas, particularly in China. In addition, some of the products that we purchase from vendors in the U.S. also depend, in whole or in part, on suppliers located outside the U.S. On September 18, 2018, the Office of the U.S. Trade Representative announced that, effective September 24, 2018, the U.S. would impose a 10% tariff on approximately $200 billion worth of imports from China into the U.S. Certain of our products are subject to these tariffs. The U.S. has also stated that if a trade agreement with China is not reached, the 10% tariff will be increased to 25%. Further, tariffs may be imposed on additional products sourced from China if a trade agreement is not reached.

If additional tariffs are imposed on our products, or other retaliatory trade measures are taken, our costs could increase and we may be required to raise our prices, which could result in the loss of customers and adversely affect our operating performance. To mitigate tariff risks with China, we may also seek to shift production outside of China, which could result in increased costs and disruption to our operations.

Our reliance on foreign suppliers increases our risk of not obtaining adequate, timely and cost-effective product supplies.

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

We depend on our management information systems for many aspects of our business, including our perpetual inventory, automated replenishment and weighted-average cost stock ledger systems which are necessary to properly forecast, manage, analyze and record our inventory. The Company may be subject to information technology system failures and network disruptions. These may be caused by natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, denial‑of‑service attacks, computer viruses, physical or electronic break‑ins, or similar events or disruptions. System redundancy may be ineffective or inadequate, and the Company’s disaster recovery planning may not be sufficient for all eventualities. Such failures or disruptions could prevent access to our online services and preclude store transactions. System failures and disruptions could also impede the manufacturing and shipping of products, transactions processing and financial reporting. Additionally, we may be materially adversely affected if we are unable to adequately upgrade, maintain and expand our systems.

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

We believe the Michaels brand name and many of our private and exclusive brand names are powerful sales and marketing tools and we devote significant resources to promoting and protecting them. To be successful in the future, we must continue to preserve, grow and utilize the value of Michaels reputation. Reputational value is based in large part on perceptions of subjective qualities, and even isolated incidents may erode trust and confidence. In addition, we develop and promote private and exclusive brands, which we believe have national recognition. Our Michaels private brands totaled approximately 60% of net sales in fiscal 2018. Damage to the reputations (whether or not justified) of our brand names could arise from product failures, data privacy or security incidents, litigation or various forms of adverse publicity

(including adverse publicity generated as a result of a vendor’s or a supplier’s failure to comply with general social accountability practices), especially in social media outlets, and may generate negative customer sentiment, potentially resulting in a reduction in our sales and earnings.

We face risks associated with the suppliers from whom our products are sourced and transitioning to other qualified vendors could materially adversely affect our revenue and profit growth.

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

Changes in tax regulations may also change our effective tax rate as our business is subject to a combination of applicable tax rates in the various countries, states and other jurisdictions in which we operate. New accounting pronouncements and interpretations of existing accounting rules and practices have occurred and may occur in the future. A change in accounting standards or tax regulations can have a significant effect on our reported results of operations.

Failure to comply with legal requirements could result in, among other things, increased litigation risk that could affect us adversely by subjecting us to significant monetary damages and other remedies or by increasing our litigation expenses, administrative enforcement actions, fines and civil and criminal liability. We are currently subject to various class action lawsuits alleging violations of wage and workforce laws and similar matters. If such issues become more expensive to address, or if new issues arise, they could increase our expenses, generate negative publicity, or otherwise adversely affect us.

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

Our Canadian operating subsidiaries purchase inventory in U.S. dollars, which is sold in Canadian dollars and exposes us to foreign exchange rate fluctuations. In addition, our customers at border locations can be sensitive to cross‑border price differences. Substantial foreign currency fluctuations could adversely affect our business. In fiscal 2018, exchange rates had a negative impact on our consolidated operating results due to a 5% decrease in the Canadian exchange rate.

The Company’s ability to execute its strategic initiatives could be impaired if it fails to identify a permanent Chief Executive Officer and retain its senior management team.

Carl S. Rubin transitioned out of his role as Chief Executive Officer, effective February 28, 2019, and is expected to transition out of his role as Chairman of the Board of Directors by April 1, 2019. The Board has appointed Mark S. Cosby to act as the Company’s Interim Chief Executive Officer while the Company conducts a search for a permanent CEO. Leadership transitions can be inherently difficult to manage, and an inadequate transition to a permanent CEO may cause disruption to our business due to, among other things, diverting management’s attention away from the Company’s financial and operational goals or causing a deterioration in morale. In addition, if we are unable to attract and retain a qualified candidate to become our permanent CEO in a timely manner, as well as retain our key senior executives, our ability to meet our financial and operational goals and strategic plans may be adversely impacted, as well as our financial performance.

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

We collect, maintain and use data provided to us through our loyalty program, online activities and other customer interactions in our business. Our current and future marketing programs depend on our ability to collect, maintain and use this information, and our ability to do so is subject to certain contractual restrictions in third‑party contracts as well as evolving international, federal and state laws and enforcement trends. We strive to comply with all applicable laws and other legal obligations relating to privacy, data protection and consumer protection, including those relating to the use of data for marketing purposes. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another, may conflict with other rules or may conflict with our practices. If so, we may suffer damage to our reputation and be subject to proceedings or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts to defend our practices, distract our management, increase our costs of doing business and result in monetary liability.

In addition, as data privacy and marketing laws change, we may incur additional costs to ensure we remain in compliance with such laws. If applicable data privacy and marketing laws become more restrictive at the international, federal or state level, our compliance costs may increase, our ability to effectively engage customers via personalized marketing may decrease, our investment in our e‑commerce platform may not be fully realized, our opportunities for growth may be curtailed by our compliance capabilities or reputational harm and our potential liability for security breaches may increase.

Product recalls and/or product liability, as well as changes in product safety and other consumer protection laws, may adversely impact our operations, merchandise offerings, reputation, results of operations, cash flow and financial condition.

We are subject to regulations by a variety of federal, state and international regulatory authorities, including the Consumer Product Safety Commission. In fiscal 2018, we purchased merchandise from approximately 700 vendors. Since a majority of our merchandise is manufactured in foreign countries, one or more of our vendors may not adhere to product safety requirements or our quality control standards, and we may not identify the deficiency before merchandise ships to our stores. Any issues of product safety, including but not limited to those manufactured in foreign countries, could cause us to recall some of those products. If our vendors fail to manufacture or import merchandise that adheres to our quality control standards, our reputation and brands could be damaged, potentially leading to increases in customer litigation against us. Furthermore, to the extent we are unable to replace any recalled products, we may have to reduce our merchandise offerings, resulting in a decrease in sales, especially if a recall occurs near or during a seasonal period. If our vendors are unable or unwilling to recall products failing to meet our quality standards, we may be required to recall those products at a substantial cost to us. Moreover, changes in product safety or other consumer protection laws could lead to increased costs to us for certain merchandise, or additional labor costs associated with readying merchandise for sale. Long lead times on merchandise ordering cycles increase the difficulty for us to plan and prepare for potential changes to applicable laws. The Consumer Product Safety Improvement Act of 2008 imposes significant requirements on manufacturing, importing, testing and labeling requirements for our products. In the event that we are unable to timely comply with regulatory changes or regulators do not believe we are complying with current regulations applicable to us, significant fines or penalties could result and could adversely affect our reputation, results of operations, cash flow and financial condition.

Our total assets include intangible assets, goodwill and substantial amounts of property and equipment. Changes in estimates or projections used to assess the fair value of these assets, or operating results that are lower than our current estimates at certain store locations, may cause us to incur impairment charges that could adversely affect our results of operation.

Our total assets include intangible assets, goodwill and substantial amounts of property and equipment. We make certain estimates and projections in connection with impairment analyses for these long-lived assets, in accordance with Financial Accounting Standards Board Accounting Standards Codification ("ASC") 360, "Property, Plant and Equipment", and ASC 350, "Intangibles—Goodwill and Other". We also review the carrying value of these assets for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We will record an impairment loss when the carrying value of the underlying asset, asset group or reporting unit exceeds its fair value. These calculations require us to make a number of estimates and projections of future results. If these estimates or projections change, we may be required to record additional impairment charges on certain of these assets. If these impairment charges are significant, our results of operations would be adversely affected.

Disruptions in the capital markets could increase our costs of doing business.

Any disruption in the capital markets could make it difficult for us to raise additional capital when needed, or to eventually refinance our existing indebtedness on acceptable terms or at all. Similarly, if our suppliers face challenges in obtaining credit when needed, or otherwise face difficult business conditions, they may become unable to offer us the merchandise we use in our business thereby causing reductions in our revenues, or they may demand more favorable payment terms, all of which could adversely affect our results of operations, cash flow and financial condition.

Our real estate leases generally obligate us for long periods, which subject us to various financial risks.

We lease virtually all of our store, distribution center and administrative locations, generally for long terms. While we have the right to terminate some of our leases under specified conditions by making specified payments, we may not be able to terminate a particular lease if or when we would like to do so. If we decide to close stores, we are generally required to continue paying rent and operating expenses for the balance of the lease term, or pay to exercise rights to terminate, and the performance of any of these obligations may be costly. When we assign or sublease vacated locations, we may remain liable on the lease obligations if the assignee or sublessee does not perform. In addition, when leases for the stores in our ongoing operations expire, we may be unable to negotiate renewals, either on commercially acceptable terms, or at all, which could cause us to close stores. Accordingly, we are subject to the risks associated with leasing real estate, which can have a material adverse effect on our results.

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

The Sponsors have significant influence over us and their interest may conflict with yours or those of our Company.

Affiliates of, or funds advised by, Bain Capital Partners, LLC and The Blackstone Group L.P. (together the “Sponsors”) beneficially owned approximately 46% of our outstanding common stock as of February 2, 2019. As long as the Sponsors continue to hold a significant portion of our outstanding common stock, they will be able to strongly influence or effectively control our decisions, and their interests may conflict with yours or those of our Company.

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

Our common stock price has been and may continue to be volatile, which may result in losses to our stockholders.

The stock market in general has been extremely volatile and companies have recently experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to, among other things, the risk factors described in this report and other factors beyond our control such as fluctuations in the operations or valuations of companies perceived by investors to be comparable to us, our ability to meet analysts’ expectations, our trading volume, the impact of any stock repurchase program or conditions or trends in the retail industry. General economic and political conditions unrelated to our performance may also adversely affect the price of our common stock. As a result, the market price of our common stock is likely to be similarly volatile and investors in our common stock may experience a decrease, which could be substantial, in the value of their stock, including decreases unrelated to our operating performance or prospects, and could lose part or all of their investment. Since listing our common stock on The NASDAQ Global Select Market in June 2014 in connection with our initial public offering (“IPO”), the price of our common stock has ranged from a low of $12.48 on December 24, 2018 to a high of $31.37 on June 6, 2016.

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

Delaware law and provisions in our certificate of incorporation and bylaws could make it harder for a third party to acquire us, even if doing so might be beneficial to our stockholders. These provisions include limitations on our stockholders’ ability to act by written consent. In addition, our Board has the right to issue preferred stock without stockholder approval that could be used to dilute a potential hostile acquirer. Our certificate of incorporation imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock other than the Sponsors, who own approximately 46% of our outstanding common stock as of February 2, 2019. As a result, you may lose your ability to sell your stock for a price in excess of the prevailing market price due to these protective measures and efforts by stockholders to change the direction or management of the Company may be unsuccessful.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES

We lease substantially all of the sites for our stores, with the majority of our stores having initial lease terms of approximately 10 years. The leases are generally renewable, with increases in lease rental rates. Lessors have made leasehold improvements to prepare our stores for opening under a majority of our existing leases. As of February 2, 2019, in connection with stores that we plan to open or relocate in future fiscal years, we had signed 36 leases. Management believes our facilities are suitable and adequate for our business as presently conducted.

As of February 2, 2019, we leased the following non-store facilities:

Locations	Square Footage
Distribution centers:
Hazleton, Pennsylvania	692,000
Jacksonville, Florida	506,000
Lancaster, California	763,000
Centralia, Washington	718,000
New Lenox, Illinois	693,000
Haslet, Texas	433,000
Strongsville, Ohio (Darice warehouse)	287,000
4,092,000
Artistree:
DFW Airport, Texas (regional processing and fulfillment operations center)	271,000
Kernersville, North Carolina (manufacturing plant and regional processing center)	156,000
Mississauga, Ontario (regional processing center)	62,000
489,000
Office space:
Irving, Texas (corporate office support center)	296,000
Strongsville, Ohio (Lamrite office support center)	557,000
Atlanta, Georgia (Darice showroom)	6,000
Mississauga, Ontario (Canadian regional office)	3,000
Kowloon Bay, Hong Kong (regional sourcing office)	4,000
Ningbo, China (regional sourcing office)	22,000
888,000

Coppell, Texas (new store staging warehouse)	82,000
5,551,000

The following table indicates the number of our retail stores located in each state or province as of February 2, 2019:

State/Province	Number of Michaels Stores
Alabama	13
Alaska	4
Alberta	23
Arizona	28
Arkansas	5
British Columbia	17
California	135
Colorado	23
Connecticut	22
Delaware	5
District of Columbia	1
Florida	85
Georgia	35
Idaho	7
Illinois	43
Indiana	18
Iowa	8
Kansas	8
Kentucky	12
Louisiana	16
Maine	3
Manitoba	4
Maryland	27
Massachusetts	32
Michigan	35
Minnesota	23
Mississippi	7
Missouri	21
Montana	5
Nebraska	6
Nevada	10
New Brunswick	3
New Hampshire	11
New Jersey	32
New Mexico	4
New York	64
Newfoundland and Labrador	1
North Carolina	37
North Dakota	3
Nova Scotia	7
Ohio	33
Oklahoma	8
Ontario	59
Oregon	15
Pennsylvania	50
Prince Edward Island	1
Quebec	16
Rhode Island	4
Saskatchewan	3
South Carolina	16
South Dakota	2
Tennessee	16
Texas	90
Utah	14
Vermont	2
Virginia	39
Washington	25
West Virginia	4
Wisconsin	17
Wyoming	1
Total	1,258

ITEM 3.  LEGAL PROCEEDINGS.

Information regarding legal proceedings is incorporated by reference from Note 14 to the consolidated financial statements.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock

Our common stock is listed on The NASDAQ Global Select Market under the symbol “MIK”. As of February 2, 2019, there were approximately 380 holders of record of our common stock.

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

Unregistered Sales of Securities

The following table provides certain information with respect to our purchases of shares of the Company’s common stock during the fourth quarter of fiscal 2018:

				Approximate Dollar Value
			Total Number of	of Shares That May
			Shares Purchased	Yet Be Purchased
	Total Number of	Average Price	as Part of Publicly	Under the Plan (b)
Period	Shares Purchased (a)	Paid per Share	Announced Plan (b)	(in thousands)
November 4, 2018 - December 1, 2018	1,023,067	$17.26	1,022,023	$398,353
December 2, 2018 - January 5, 2019	2,512	14.64	—	398,353
January 6, 2019 - February 2, 2019	165	13.86	—	398,353
Total	1,025,744	$17.25	1,022,023	$398,353

(a)

These amounts reflect the following transactions during the fourth quarter of fiscal 2018: (i) the repurchase of shares as part of our publicly announced share repurchase program and (ii) the surrender of shares of common stock to the Company to satisfy tax withholding obligations in connection with the vesting of employee restricted stock equity awards.

(b)

In September 2018, the Board of Directors authorized the Company to purchase up to $500.0 million of the Company’s common stock on the open market or through accelerated share repurchase transactions. The share repurchase program does not have an expiration date. The Company has retired and intends to continue to retire shares repurchased under the program.

Performance Graph

The following graph shows a comparison of cumulative total return to holders of The Michaels Companies, Inc.’s common shares against the cumulative total return of the S&P 500 Index and S&P 500 Retail Index from June 27, 2014 (the date the Company’s stock commenced trading on the NASDAQ Global Select Market) through February 2, 2019. The comparison of the cumulative total returns for each investment assumes that $100 was invested in The Michaels Companies, Inc. common shares and the respective indices on June 27, 2014 through February 2, 2019 including reinvestment of any dividends. Historical share price performance should not be relied upon as an indication of future share price performance.

	6/27/2014	1/31/2015	1/30/2016	1/28/2017	2/3/2018	2/2/2019
The Michaels Companies, Inc.	$100.00	$151.76	$128.24	$115.06	$153.71	$80.06
S&P 500 Index	100.00	103.10	102.41	123.78	152.05	151.96
S&P 500 Retail Index	100.00	108.50	97.18	102.61	111.11	108.68

ITEM 6.  SELECTED FINANCIAL DATA.

The following financial information for the five most recent fiscal years has been derived from our consolidated financial statements. This information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere herein.

	Fiscal Year(1)
	2018	2017	2016(2)	2015	2014
	(in thousands, except earnings per share, other operating and store count data)
Results of Operations Data:
Net sales	$5,271,944	$5,361,960	$5,197,292	$4,912,782	$4,738,144
Restructure charges (3)	104,238	—	—	—	—
Operating income (4)	563,612	735,390	715,280	720,604	626,529
Interest expense	147,085	129,116	126,270	139,405	198,409
Losses on early extinguishments of debt and refinancing costs	1,835	—	7,292	8,485	74,312
Net income (5)	319,545	390,498	378,159	362,912	217,395
Earnings per common share:
Basic	$1.87	$2.11	$1.84	$1.75	$1.07
Diluted	$1.86	$2.10	$1.82	$1.72	$1.05
Weighted-average common shares outstanding:
Basic	170,610	184,281	204,735	206,845	203,229
Diluted	171,378	185,566	206,354	209,346	207,101
Balance Sheet Data:
Cash and equivalents	$245,887	$425,896	$298,813	$409,391	$378,295
Merchandise inventories	1,108,715	1,123,288	1,127,777	1,002,607	958,171
Total current assets	1,515,524	1,676,982	1,542,805	1,507,723	1,423,778
Total assets	2,128,336	2,300,215	2,147,640	2,031,287	1,961,108
Total current liabilities	932,553	957,945	1,024,224	912,860	889,632
Current portion of long-term debt	24,900	24,900	31,125	24,900	24,900
Long-term debt	2,681,000	2,701,764	2,723,187	2,744,942	3,089,781
Total liabilities	3,754,531	3,809,710	3,846,066	3,755,382	4,072,633
Stockholders’ deficit	(1,626,195)	(1,509,495)	(1,698,426)	(1,724,095)	(2,111,525)
Other Operating Data:
Average net sales per selling square foot (6)	$227	$224	$223	$223	$220
Comparable store sales	0.8%	0.9%	(0.5)%	1.8%	1.7%
Comparable store sales, at constant currency	0.9%	0.7%	(0.4)%	3.2%	2.4%
Total selling square footage (in thousands)	22,339	23,749	23,539	22,068	21,605
Stores Open at End of Year:
Michaels	1,258	1,238	1,223	1,196	1,168
Aaron Brothers	—	97	109	117	120
Pat Catan's	—	36	35	—	—
Total stores open at end of year	1,258	1,371	1,367	1,313	1,288

(1)	Fiscal 2017 consisted of 53 weeks while all other periods presented consisted of 52 weeks.
(2)

Fiscal 2016 results of operations includes $11.4 million of non-recurring purchase accounting adjustments and integration costs related to the acquisition of Lamrite West, Inc. and certain of its affiliates and subsidiaries (“Lamrite”) on February 2, 2016.

(3)	The restructure charges primarily relate to the closure of substantially all of our Aaron Brothers stores and the closure of all of our Pat Catan’s stores.
(4)	Fiscal 2014 operating income includes a $32.3 million charge associated with the IPO primarily related to a $30.2 million fee paid to certain related parties to terminate our management agreement.
(5)	Net income for fiscal 2018 and fiscal 2017 includes $1.0 million and $8.5 million, respectively, of net additional income tax expense as a result of the Tax Cuts and Jobs Act of 2017.
(6)	The calculation of average net sales per selling square foot includes only Michaels comparable stores.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We report on the basis of a 52- or 53-week fiscal year, which ends on the Saturday closest to January 31. All references to fiscal year mean the year in which that fiscal year began. References to “fiscal 2018” relate to the 52 weeks ended February 2, 2019, references to “fiscal 2017” relate to the 53 weeks ended February 3, 2018 and references to “fiscal 2016” relate to the 52 weeks ended January 28, 2017.

Michaels Stores, Inc. (“MSI”) is headquartered in Irving, Texas and was incorporated in the state of Delaware in 1983. In July 2013, MSI was reorganized into a holding company structure and The Michaels Companies, Inc. (the “Company”) was incorporated in the state of Delaware in connection with the reorganization.

Fiscal 2018 Overview

With $5,271.9 million in net sales in fiscal 2018, we are the largest arts and crafts specialty retailer in North America (based on store count) providing materials, project ideas and education for creative activities, primarily under the Michaels retail brand. We also operate a wholesale business under the Darice brand name and a market-leading vertically-integrated custom framing business under the Artistree brand name. At February 2, 2019, we operated 1,258 Michaels stores.

Financial highlights for fiscal 2018 include the following:

•

Net sales decreased to $5,271.9 million, a 1.7% decrease compared to last year, primarily due to the closure of substantially all of our Aaron Brothers stores and $78.6 million associated with the 53rd week in fiscal 2017.

•	Comparable store sales increased 0.8%, or 0.9% at constant exchange rates.

•	Our Michaels retail stores’ private brand merchandise drove approximately 60% of net sales in fiscal 2018 compared to 58% of net sales in fiscal 2017.

•

We recorded restructure charges totaling $104.2 million consisting of $41.7 million related to the closure of substantially all of our Aaron Brothers stores,  $57.2 million related to the closure of all of our Pat Catan’s stores and $5.3 million of employee-related charges as a result of certain organizational changes made to streamline our operations at our corporate support center.

•

We reported operating income of $563.6 million, a decrease of 23.4% from the prior year and net income of $319.5 million, a decrease of 18.2% from the prior year. The decreases are primarily due to restructure charges recorded in fiscal 2018 and the 53rd week of operations in fiscal 2017.

•

Adjusted EBITDA, a non-GAAP measure that is a required calculation in our debt agreements, decreased by 6.1%, from $888.5 million in fiscal 2017 to $834.6 million in fiscal 2018 (see “Management Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures”).

•	We recognized approximately $40 million of cost savings in fiscal 2018 as a result of sourcing initiatives that began in fiscal 2016.

•	We refinanced our amended term loan credit facility and entered into two interest rate swaps associated with that facility.

•	In June 2018, we executed a $250 million accelerated share repurchase agreement (“ASR Agreement’) for delivery of 12.4 million shares of our common stock.

•	We repurchased 24.6 million shares under our share repurchase programs for an aggregate amount of $451.9 million, including shares repurchased under the ASR Agreement.

In fiscal 2018, we made significant progress implementing our strategic initiatives, including:

•	repositioning our Aaron Brothers brand as a store-within-a-store to provide custom framing services in all Michaels stores and rebranding Framerspointe.com to AaronBrothers.com;

•	creating flexible merchandising space in an additional 238 stores to highlight new product and present stronger, more cohesive seasonal product statements to customers;

•	strengthening our omnichannel offering with improvements to the Michaels app and the expansion of our buy online, pick up in store and ship-from-store programs;

•

supporting the growth of our e-commerce business by retro-fitting our DFW distribution center to support e-commerce fulfillment, allowing us to maintain greater control over, and lower our costs associated with, our e-commerce order fulfillment process;

•	launching a new promotional tool to manage discounts more effectively through the use of targeted offers and serialized coupons;

•	customizing our digital communications to customers by using new data analytics capabilities to drive customer insights; and

•	generating meaningful cost savings through our ongoing Fuel for Growth and sourcing efforts.

Fiscal 2019 Outlook

In fiscal 2019, we intend to continue to expand our industry leadership through innovation and strategic initiatives such as:

•	enhancing our digital platforms and tools to deliver a more seamless, omnichannel customer experience;

•	expanding our e-commerce businesses and diversifying our fulfillment processes to drive increased profitability;

•	leveraging new data analytical capabilities to help us identify actionable customer insights, create more effective customer communications and enhance our assortment;

•	continuing to leverage our size and scale to curate our assortment, both in-store and online, to offer customers more newness, more exclusives and trend-right product; and

•	generating meaningful cost savings through our ongoing Fuel for Growth efforts and product sourcing.

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

Results of Operations

The following table sets forth the percentage relationship to net sales of line items in our consolidated statements of comprehensive income. This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes.

	Fiscal Year
	2018	2017	2016
Net sales	100.0%	100.0%	100.0%
Cost of sales and occupancy expense	61.6	60.3	61.0
Gross profit	38.4	39.7	39.0
Selling, general and administrative	25.6	25.9	25.2
Restructure charges	2.0	—	—
Store pre-opening costs	0.1	0.1	0.1
Operating income	10.7	13.7	13.8
Interest expense	2.8	2.4	2.4
Losses on early extinguishments of debt and refinancing costs	—	—	0.1
Other (income) expense, net	—	—	—
Income before income taxes	7.9	11.3	11.2
Income taxes	1.8	4.0	3.9
Net income	6.1%	7.3%	7.3%

Fiscal 2018 Compared to Fiscal 2017

Net Sales. Net sales decreased $90.0 million in fiscal 2018, or 1.7%, compared to fiscal 2017. The decrease in net sales was due to a $95.3 million decrease related to the closure of substantially all of our Aaron Brothers stores, a $78.6 million decrease associated with the 53rd week in fiscal 2017 and a $4.6 million decrease in wholesale revenue. The decrease was partially offset by a $49.4 million increase related to 20 additional Michaels stores opened (net of closures) since February 3, 2018 and a $37.9 million increase in comparable store sales. Comparable store sales increased 0.8%, or 0.9% at constant exchange rates, compared to fiscal 2017 due to an increase in average ticket, partially offset by a decrease in customer transactions.

Gross Profit. Gross profit was 38.4% of net sales in fiscal 2018 compared to 39.7% in fiscal 2017. The 130 basis point decrease was primarily due to higher distribution related costs, a change in sales mix, occupancy cost deleverage due to the 53rd week in the prior year and an increase in shrink. The decrease was partially offset by benefits from our ongoing sourcing initiatives.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) was 25.6% of net sales in fiscal 2018 compared to 25.9% in fiscal 2017. SG&A decreased $39.0 million to $1,351.4 million in fiscal 2018. The decrease was primarily due to a $34.7 million decrease related to the Aaron Brothers store closures in fiscal 2018 and a $15.5 million decrease in payroll related expenses primarily due to the 53rd week in fiscal 2017. The decrease was partially offset by a $7.4 million increase associated with operating 20 additional Michaels stores (net of closures).

Restructure Charges. We recorded restructure charges totaling $104.2 million in fiscal 2018 consisting of $41.7 million related to the closure of substantially all of our Aaron Brothers stores,  $57.2 million related to the closure of all of our Pat Catan’s stores and $5.3 million of employee-related charges as a result of certain organizational changes made to streamline our operations at our corporate support center.

Interest Expense. Interest expense increased $18.0 million to $147.1 million in fiscal 2018 compared to fiscal 2017. The increase was primarily due to  $13.2 million as a result of a higher interest rate on our amended and restated term loan credit facility and $4.6 million related to settlement payments associated with our interest rate swaps.

Losses on Early Extinguishments of Debt and Refinancing Costs. We recorded a loss on the early extinguishment of debt of $1.8 million in fiscal 2018 related to the refinancing of our amended and restated term loan credit facility.

Income Taxes. The effective tax rate was 23.4% for fiscal 2018 compared to 35.5% for fiscal 2017. The effective tax rate for fiscal 2018 was lower than the same period in the prior year due to benefits recognized related to the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), including a decrease in the federal statutory rate from 35% to 21%.

Fiscal 2017 Compared to Fiscal 2016

Net Sales. Net sales increased $164.7 million in fiscal 2017, or 3.2%, compared to fiscal 2016. The increase in net sales was due to $78.6 million associated with the 53rd week in fiscal 2017, a $49.9 million increase related to 15 additional Michaels stores opened (net of closures) since January 28, 2017 and a $47.8 million increase in comparable store sales. Comparable store sales increased 0.9% compared to fiscal 2016, or 0.7% at constant exchange rates, due to an increase in average ticket and an increase in customer transactions. Wholesale revenue decreased $11.3 million primarily due to the timing differences between new customer acquisitions and the expected decline in sales from legacy customers as a result of the Lamrite acquisition in fiscal 2016.

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

Selling, General and Administrative. SG&A was 25.9% of net sales in fiscal 2017 compared to 25.2% in fiscal 2016. SG&A increased $82.3 million to $1,390.4 million in fiscal 2017. The increase was due to a $37.6 million increase in incentive-based compensation, a $23.5 million increase in payroll related expenses primarily due to the 53rd week in fiscal 2017, $9.9 million of higher healthcare costs, a $5.3 million increase in marketing expenses and $3.5 million of expenses primarily associated with operating 15 additional Michaels stores (net of closures). The increase was partially offset by $7.4 million of Lamrite integration costs recorded in the prior year.

Interest Expense.  Interest expense increased $2.8 million to $129.1 million in fiscal 2017 compared to fiscal 2016. The increase was primarily due to $4.4 million in additional interest related to the 53rd week in fiscal 2017 and a higher interest rate on our term loan credit facility. The increase was partially offset by $1.1 million of interest savings due to the refinancing of our term loan credit facility in the third quarter of fiscal 2016 and $0.4 million in interest savings related to the refinancing of the senior secured asset-based revolving credit facility in the second quarter of fiscal 2016.

Losses on Early Extinguishments of Debt and Refinancing Costs. We recorded a loss on the early extinguishment of debt of $7.3 million during fiscal 2016, consisting of $6.9 million related to the amendment of our term loan credit facility and $0.4 million related to the refinancing of our senior secured asset-based revolving credit facility.

Income Taxes. The effective tax rate for fiscal 2017 was 35.5% compared to 35.0% in the prior year. The effective tax rate for fiscal 2017 was higher than the prior year due to an $8.5 million charge as a result of the enactment of the Tax Act. The charge consists of adjustments totaling $14.6 million related to repatriation taxes for accumulated earnings of foreign subsidiaries and the revaluation of net deferred tax assets, partially offset by a $6.1 million benefit due to a decrease in the federal statutory tax rate from 35% to 21%. In addition, we realized tax benefits associated with our direct sourcing initiatives that began in the second half of fiscal 2016 and $3.2 million of excess tax benefits in fiscal 2017 associated with the adoption of a new accounting standard related to share-based compensation.

Liquidity and Capital Resources

We require cash principally for day-to-day operations, to finance capital investments, purchase inventory, service our outstanding debt and for seasonal working capital needs. We expect that our available cash, cash flow generated from operating activities and funds available under our Amended Revolving Credit Facility (as defined below) will be sufficient to fund planned capital expenditures, working capital requirements, debt repayments, debt service requirements and anticipated growth for the foreseeable future. Our ability to satisfy our liquidity needs and continue to refinance or reduce debt could be adversely affected by the occurrence of any of the events described under “Item 1A. Risk Factors” or our failure to meet our debt covenants as described below. Our Amended Revolving Credit Facility provides senior secured financing of up to $850.0 million, subject to a borrowing base. As of February 2, 2019, the borrowing base was $850.0 million, of which we had no outstanding borrowings, $107.3 million of outstanding standby letters of credit and $742.7 million of unused borrowing capacity. Our cash and cash equivalents totaled $245.9 million at February 2, 2019.

In September 2018, the Board of Directors authorized a new share repurchase program for the Company to purchase $500.0 million of the Company’s common stock on the open market or through accelerated share repurchase transactions. The share repurchase program does not have an expiration date, and the timing and number of repurchase transactions under the program will depend on market conditions, corporate considerations, debt agreements and regulatory requirements. Shares repurchased under the program are held as treasury shares until retired. In June 2018, the Company entered into an ASR Agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”). Under the ASR Agreement, we paid JPMorgan a purchase price of $250.0 million for delivery of 12.4 million shares of our common stock. The total number of shares repurchased was based upon a volume weighted average price of our stock over a predetermined period. The ASR agreement was completed on August 30, 2018. During the year ended February 2, 2019, we repurchased 24.6 million shares under our share repurchase programs for an aggregate amount of $451.9 million, inclusive of the ASR Agreement. As of February 2, 2019, we had $398.4 million of availability remaining under our current share repurchase program.

We had total outstanding debt of $2,717.5 million at February 2, 2019, of which $2,207.5 million was subject to variable interest rates and $510.0 million was subject to fixed interest rates. In April 2018, we executed two interest rate swaps with an aggregate notional value of $1.0 billion associated with our outstanding Amended Term Loan Credit Facility (as defined below). The swaps replaced the one-month LIBOR with a fixed interest rate of 2.7765%.

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

Cash Flow from Operating Activities

Cash flows provided by operating activities were $444.3 million in fiscal 2018, a decrease of $79.4 million from fiscal 2017. The decrease was primarily due to lower operating income in fiscal 2018, including the impact of the 53rd week in the prior year, investments in inventory associated with our wholesale business and increased duties. The decrease was partially offset by a reduction in cash paid for taxes.

Inventory decreased 1.3% to $1,108.7 million at February 2, 2019, from $1,123.3 million at February 3, 2018. The decrease was primarily due to the Aaron Brothers and Pat Catan’s store closures in fiscal 2018. The decrease was partially offset by additional inventory associated with the operation of 20 additional Michaels stores (net of closures) since February 3, 2018 and investments in inventory associated with our wholesale business. Average inventory per Michaels store (inclusive of distribution centers, in-transit and inventory for the Company’s e‑commerce site) increased 2.7% to $832,000 at February 2, 2019, from $810,000 at February 3, 2018.

Cash Flow from Investing Activities

The following table includes capital expenditures paid during the periods presented (in thousands):

	Fiscal Year
	2018	2017	2016
New and relocated stores and stores not yet opened (1)	$32,153	$19,419	$22,489
Existing stores	39,524	35,940	47,290
Information systems	54,794	47,894	27,584
Corporate and other	18,916	24,577	17,099
	$145,387	$127,830	$114,462

(1)

In fiscal 2018, we incurred capital expenditures related to the opening of 45 Michaels stores, including the relocation of 21 stores.  In fiscal 2017, we incurred capital expenditures related to the opening of 29 Michaels stores, including the relocation of 12 stores, and the opening of one Pat Catan’s store. In fiscal 2016, we incurred capital expenditures related to the opening of 46 Michaels stores, including the relocation of 14 stores, and the opening of one Aaron Brothers store and four Pat Catan’s stores, including the relocation of one Pat Catan’s store.

We currently estimate that our capital expenditures will be approximately $135 million in fiscal 2019. We plan to invest in the infrastructure necessary to support the further development of our business, including investments in information technology related to our e-commerce business, enhancing our digital platforms and tools, and improving our data analytical capabilities to gain additional customer insights. In addition, we will continue to invest in new store openings and store remodels. In fiscal 2019, we plan to open approximately 37 new Michaels stores, including approximately 13 relocations, and up to 12 rebranded Pat Catan’s stores.

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

On May 23, 2018, MSI entered into an amendment with JPMorgan, as successor administrative agent and successor collateral agent, and other lenders to amend and restate our Amended Term Loan Credit Facility. The amended and restated credit agreement, together with the related security, guarantee and other agreements, is referred to as the “Amended and Restated Term Loan Credit Facility”. Borrowings under the Amended and Restated Term Loan Credit Facility bear interest at a rate per annum, at MSI’s option, of either (a) a margin of 1.50% plus a base rate defined as the highest of (1) the prime rate of JPMorgan, (2) the federal funds effective rate plus 0.5%, and (3) the one-month London Interbank Offered Rate (“LIBOR”) plus 1% or (b) a margin of 2.50% plus the applicable LIBOR. The Amended Term Loan Credit Facility matures on January 28, 2023.

As of February 2, 2019, the Amended and Restated Term Loan Credit Facility provides for senior secured financing of $2,207.5 million. MSI has the right under the Amended and Restated Term Loan Credit Facility to request additional term loans (a) in the aggregate amount of up to $750.0 million or (b) at MSI’s election, an amount of additional term loans if the consolidated secured debt ratio (as defined in the Amended and Restated Term Loan Credit Facility) is no more than 3.25 to 1.00 on a pro forma basis as of the last day of the most recently ended four quarter period, subject to certain adjustments. The lenders under the Amended and Restated Term Loan Credit Facility will not be under any obligation to provide any such additional term loans, and the incurrence of any such additional term loans is subject to customary conditions.

There are no limitations on dividends and certain other restricted payments so long as (a) no event of default shall have occurred and be continuing and (b) immediately after giving pro forma effect to such restricted payment(s) and the application of proceeds therefrom, the consolidated total leverage ratio is less than or equal to 3.75 to 1.00.

MSI must offer to prepay outstanding term loans at 100% of the principal amount, plus any unpaid interest, with the proceeds of certain asset sales or casualty events under certain circumstances. MSI may voluntarily prepay outstanding loans under the Amended and Restated Term Loan Credit Facility at any time without premium or penalty other than customary breakage costs with respect to LIBOR loans.

MSI is required to make scheduled quarterly payments equal to 0.25% of the original principal amount of the term loans (subject to adjustments relating to the incurrence of additional term loans) for the first four years and two quarters of the Amended and Restated Term Loan Credit Facility, with the balance to be paid on January 28, 2023.

All obligations under the Amended and Restated Term Loan Credit Facility are unconditionally guaranteed, jointly and severally, by Michaels Funding, Inc. (“Holdings”) and all of MSI’s existing domestic material subsidiaries and are required to be guaranteed by certain of MSI’s future domestic wholly-owned material subsidiaries (“the Subsidiary Guarantors”). All obligations under the Amended and Restated Term Loan Credit Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the assets of Holdings, MSI and the Subsidiary Guarantors, including:

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

The Amended and Restated Term Loan Credit Facility contains a number of negative covenants that are substantially similar to, but more restrictive in certain respects than, those governing the 2020 Senior Subordinated Notes (as defined below), as well as certain other customary representations and warranties, affirmative and negative covenants and events of default. As of February 2, 2019, MSI was in compliance with all covenants.

Interest Rate Swaps

In April 2018, we executed two interest rate swaps with an aggregate notional value of $1.0 billion associated with our outstanding Amended Term Loan Credit Facility. The interest rate swaps have a maturity date of April 30, 2021 and were executed for risk management and are not held for trading purposes. The objective of the interest rate swaps is to hedge the variability of cash flows resulting from fluctuations in the one-month LIBOR. The swaps replaced the one-month LIBOR with a fixed interest rate of 2.7765% and payments are settled monthly. The swaps qualify as cash flow hedges and changes in the fair values are recorded in accumulated other comprehensive income in the consolidated balance sheet. The changes in fair value are reclassified from accumulated other comprehensive income to interest expense in the same period that the hedged items affect earnings. We reclassified $4.6 million from accumulated other comprehensive income to interest expense during fiscal 2018. As of February 2, 2019, the fair value of the interest rate swaps was a liability of $6.4 million, consisting of $3.8 million recorded in other liabilities and $2.6 million recorded in accrued liabilities in our consolidated balance sheets.

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

The 2020 Senior Subordinated Notes are guaranteed, jointly and severally, fully and unconditionally, on an unsecured senior subordinated basis, by each of MSI’s subsidiaries that guarantee indebtedness under the Amended Revolving Credit Facility and the Amended and Restated Term Loan Credit Facility (collectively defined as the “Senior Secured Credit Facilities”).

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

MSI may redeem all or part of the 2020 Senior Subordinated Notes, upon notice, at 100.00% of the principal amount of the 2020 Senior Subordinated Notes to be redeemed, plus any unpaid interest through the applicable date of redemption.

Upon a change in control, MSI is required to offer to purchase all of the 2020 Senior Subordinated Notes at a price in cash equal to 101% of the aggregate principal amount, plus any unpaid interest. The indenture governing the 2020 Senior Subordinated Notes (“2020 Senior Subordinated Indenture”) contains covenants limiting MSI’s ability, and the ability of MSI’s restricted subsidiaries, to incur or guarantee additional debt, prepay debt that is subordinated to the 2020 Senior Subordinated Notes, issue stock of subsidiaries, make certain investments, loans, advances and acquisitions, create liens on MSI’s and such subsidiaries’ assets to secure debt, enter into transactions with affiliates, merge or consolidate with another company; and sell or otherwise transfer assets. The covenants also limit MSI’s ability, and the ability of MSI’s restricted subsidiaries, to pay dividends or distributions on MSI’s capital stock or repurchase MSI’s capital stock, subject to certain exceptions, including dividends, distributions and repurchases up to an amount in excess of (i) $100.0 million plus (ii) a basket that builds based on 50% of MSI’s consolidated net income (as defined in the 2020 Senior Subordinated Indenture) and certain other amounts, in each case, to the extent such payment capacity is not applied as otherwise permitted under the 2020 Senior Subordinated Indenture and subject to certain conditions. However, there are no limitations on dividends and certain other restricted payments so long as (a) no default shall have occurred and be continuing and (b) immediately after giving pro forma effect to such restricted payment(s) and the application of proceeds therefrom, the consolidated total leverage ratio is less than or equal to 3.25 to 1.00. As of February 2, 2019, the permitted restricted payment amount was $1,097.5 million. As of February 2, 2019, MSI was in compliance with all covenants.

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

As of February 2, 2019, the borrowing base was $850.0 million of which MSI had availability of $742.7 million. Borrowing capacity is available for letters of credit and borrowings on same-day notice. Outstanding standby letters of credit as of February 2, 2019 totaled $107.3 million.

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

If, at any time, the aggregate amount of outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the Amended Revolving Credit Facility exceeds the lesser of (i) the commitment amount and (ii) the borrowing base (the “Loan Cap”), MSI will be required to repay outstanding loans and cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount. If availability under the Amended Revolving Credit Facility is less than the greater of (i) 10.0% of the Loan Cap and (ii) $50.0 million for five consecutive business days, or, if certain events of default have occurred, MSI will be required to repay outstanding loans and cash collateralize letters of credit with the cash MSI would be required to deposit daily in a collection account maintained with the agent under the Amended Revolving Credit Facility. Availability under the Amended Revolving Credit Facility means the Loan Cap minus the outstanding credit extensions. MSI may voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans at any time without premium or penalty, other than customary breakage costs with respect to LIBOR loans. The principal amount of the loans outstanding is due and payable in full on the ABL Maturity Date.

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

From the time when MSI has excess availability less than the greater of (a) 10.0% of the Loan Cap and (b) $50.0 million, until the time when MSI has excess availability more than the greater of (a) 10.0% of the Loan Cap and (b) $50.0 million for 30 consecutive days, the Amended Revolving Credit Facility will require MSI to maintain a consolidated fixed charge coverage ratio of at least 1.0 to 1.0. The Amended Revolving Credit Facility also contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default (including change of control and cross-default to material indebtedness).

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

Contractual Obligations

As of February 2, 2019, our contractual obligations were as follows (in thousands):

	Payments Due By Fiscal Year
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Total debt (1)	$2,717,450	$24,900	$553,575	$2,138,975	$—
Operating lease commitments (2)	2,129,465	428,698	717,498	475,091	508,178
Interest payments (3)	448,250	120,276	195,011	132,963	—
Other commitments (4)	155,647	114,315	31,145	10,187	—
	$5,450,812	$688,189	$1,497,229	$2,757,216	$508,178

(1)

Total debt only includes principal payments owed on the 2020 Senior Subordinated Notes and the Amended and Restated Term Loan Credit Facility. The amounts shown above do not include unamortized premiums/discounts and deferred debt issuance costs reflected in the Company’s consolidated balance sheets since they do not represent contractual obligations.

(2)

Our operating lease commitments generally include non-cancelable leases for property and equipment used in our operations. Excluded from our operating lease commitments are amounts related to insurance, taxes and common area maintenance associated with property and equipment. Such amounts historically represented approximately 35% of the total lease obligation over the previous three fiscal years.

(3)

Debt associated with our Amended and Restated Term Loan Credit Facility was $2,207.5 million at February 2, 2019 and is subject to variable interest rates. The amounts included in interest payments in the table for the Amended and Restated Term Loan Credit Facility were based on the indexed interest rate in effect at February 2, 2019. In April 2018, we executed two interest rate swap agreements with an aggregate notional value of $1.0 billion which are intended to mitigate interest rate risk associated with future changes in interest rates for borrowings under our Amended and Restated Term Loan Credit Facility. As a result, our exposure to interest rate volatility for $1.0 billion of our Amended and Restated Term Loan Credit Facility was eliminated beginning in the second quarter of fiscal 2018. Debt associated with the 2020 Senior Subordinated Notes was $510.0 million at February 2, 2019 and was subject to fixed interest rates. We had no outstanding borrowings under our Amended Revolving Credit Facility at February 2, 2019. Under our Amended Revolving Credit Facility, we are required to pay a commitment fee of 0.25% per year on the unutilized commitments. The amounts included in interest payments for the Amended Revolving Credit Facility were based on this annual commitment fee.

(4)

Other commitments include trade letters of credit and service contract obligations. Our service contract obligations were calculated based on the time period remaining in the contract or to the earliest possible date of termination, if permitted to be terminated by Michaels upon notice, whichever is shorter.

Non-GAAP Measures

The following table sets forth certain non-GAAP measures used by the Company to manage our performance and measure compliance with certain debt covenants. The Company defines “EBITDA” as net income before interest, income taxes, depreciation and amortization. The Company defines “Adjusted EBITDA” as EBITDA adjusted for certain defined amounts in accordance with the Company’s Amended and Restated Term Loan Credit Facility and Amended Revolving Credit Facility (together the “Senior Secured Credit Facilities”).

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

The following table shows a reconciliation of EBITDA and Adjusted EBITDA to net income and net cash provided by operating activities (in thousands):

	Fiscal Year
	2018	2017	2016
Net cash provided by operating activities	$444,256	$523,610	$564,417
Depreciation and amortization	(124,271)	(118,912)	(115,801)
Share-based compensation	(27,082)	(24,264)	(16,506)
Debt issuance costs amortization	(4,997)	(5,098)	(6,583)
Accretion of long-term debt, net	518	505	334
Restructure charges	(104,238)	—	—
Deferred income taxes	(8,131)	(4,348)	(4,570)
Losses on early extinguishments of debt and refinancing costs	(1,835)	—	(7,292)
Losses on disposition of property and equipment	—	—	(120)
Excess tax benefits from share-based compensation	—	—	10,027
Changes in assets and liabilities	145,325	19,005	(45,747)
Net income	319,545	390,498	378,159
Interest expense	147,085	129,116	126,270
Income taxes	97,509	215,243	203,614
Depreciation and amortization	124,271	118,912	115,801
Interest income	(3,160)	(1,326)	(820)
EBITDA	685,250	852,443	823,024
Adjustments:
Losses on early extinguishments of debt and refinancing costs	1,835	—	7,292
Share-based compensation	27,082	24,264	16,506
Restructure charges	104,238	—	—
Severance costs	902	1,274	6,113
Store pre-opening costs	4,417	2,999	4,484
Store remodel costs	5,153	1,773	895
Foreign currency transaction (gains) losses	(278)	1,486	667
Store closing costs	3,134	1,382	2,877
Lamrite integration costs	—	—	7,390
Other (1)	2,916	2,920	3,452
Adjusted EBITDA	$834,649	$888,541	$872,700

(1)	Other adjustments primarily relate to items such as moving and relocation expenses, franchise taxes and sign on bonuses.

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

We utilize perpetual inventory records to value inventory in our stores. Physical inventory counts are performed in a significant number of stores during each fiscal quarter by a third-party inventory counting service, with substantially all stores open longer than one year subject to at least one count each fiscal year. We adjust our perpetual records based on the results of the physical counts. We maintain a provision for estimated shrinkage based on the actual historical results of our physical inventories. We compare our estimates to the actual results of the physical inventory counts as they are taken and adjust the shrink estimates accordingly. A 10% change in our estimated shrinkage reserve would have affected net income by $1.8 million for fiscal 2018. We also evaluate our merchandise to ensure that the expected net realizable value of the merchandise held at the end of a fiscal period exceeds cost. In the event that the expected net realizable value is less than cost, we reduce the value of that inventory accordingly. A 10% change in our inventory valuation reserve would have affected net income by $0.7 million in fiscal 2018.

Vendor allowances, which primarily represent volume rebates and cooperative advertising funds, are recorded as a reduction of the cost of the merchandise inventories and a subsequent reduction in cost of sales when the inventory is sold. We generally earn vendor allowances as a percentage of certain merchandise purchases with no minimum purchase requirements.

Goodwill and Other Indefinite-Lived Intangible Assets. We review goodwill and other indefinite-lived intangible assets for impairment each year in the fourth quarter, or more frequently if events occur which indicate the carrying value may not be recoverable. We performed a qualitative assessment for our Michaels-U.S. reporting unit to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of the reporting unit is less than its carrying value, including goodwill. Factors used in our qualitative assessment include, but are not limited to, macroeconomic conditions, industry and market conditions, cost factors, overall financial performance and Company and reporting unit specific events. If, based on our qualitative assessment, we determine that it is more likely than not that the estimated fair value of the reporting unit is less than the carrying amount, including goodwill, we will calculate the fair value of the Michaels-U.S. reporting unit using the present value of future cash flows expected to be generated by the reporting unit. If the carrying value of the reporting unit exceeds its estimated fair value, an impairment loss will be recognized not to exceed the total amount of goodwill allocated to the reporting unit.

For all other reporting units, we estimated the fair value of each reporting unit using the present value of future cash flows expected to be generated by the reporting units. If the carrying value of the reporting unit or indefinite-lived intangible assets exceeds the estimated fair value, an impairment charge is recorded to write the assets down to their estimated fair value. We estimate fair value using the present value of future cash flows expected to be generated by the reporting unit using a weighted-average cost of capital, terminal values and updated financial projections for the next five years.

 Based on the results of our impairment review in fiscal 2018, we recorded impairment charges of $7.0 million and $2.5 million related to Pat Catan’s goodwill and certain product tradenames, respectively. There were no impairments recorded for fiscal 2017 and fiscal 2016 in the consolidated financial statements. If our actual results are not consistent with the estimates and assumptions used to calculate fair value, we could be required to recognize additional impairments in a future period.

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

Self-Insurance. We have insurance coverage for losses in excess of self-insurance limits for medical claims, general liability and workers’ compensation claims. Our liability represents an estimate of the ultimate cost of claims incurred as of the balance sheet dates. The estimated liability is not discounted and is established based upon analysis of historical data and actuarial estimates. While we believe these estimates are reasonable based on the information currently available, if actual trends, including the severity or frequency of claims, medical cost inflation, or fluctuations in premiums differ from our estimates, our results of operations could be impacted. A 10% change in our self-insurance reserves would have affected net income by $4.8 million in fiscal 2018.

Share-Based Compensation. ASC 718, Stock Compensation (“ASC 718”) requires all share-based payments to employees, including grants of employee stock options and restricted shares, to be recognized using the fair value method of accounting. Time-based awards are recognized ratably over the requisite service period and performance-based awards vest over the estimated time to achieve predetermined financial and operational targets. All grants of our stock options have an exercise price equal to the closing market price of our common stock on the date of grant.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Risk

We are exposed to fluctuations in exchange rates between the U.S. and Canadian dollar, which is the functional currency of our Canadian subsidiaries. Our sales, costs and expenses of our Canadian subsidiaries, when translated into U.S. dollars, can fluctuate due to exchange rate movement. A 10% increase or decrease in the exchange rate of the Canadian dollar would have increased or decreased net income by approximately $16 million for fiscal 2018.

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our Amended and Restated Term Loan Credit Facility and our Amended Revolving Credit Facility. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt” for further detail. The interest rates on our Amended and Restated Term Loan Credit Facility and our Amended Revolving Credit Facility will reprice periodically, which will impact our earnings and cash flow. In April 2018, we executed two interest rate swap agreements with an aggregate notional value of $1.0 billion which are intended to mitigate interest rate risk associated with future changes in interest rates for borrowings under our Amended and Restated Term Loan Credit Facility. As a result of these interest rate swaps, our exposure to interest rate volatility for $1.0 billion of our Amended and Restated Term Loan Credit Facility was eliminated beginning in the second quarter of fiscal 2018. The interest rate on our 2020 Senior Subordinated Notes is fixed. Based on our overall interest rate exposure to variable rate debt outstanding as of February 2, 2019, a 100 basis point change in interest rates would impact income before income taxes by approximately $12 million for fiscal 2018. A 100 basis point change in interest rates would impact the fair value of our long-term fixed rate debt by approximately $22 million. A change in interest rates would not materially affect the fair value of our variable rate debt as the debt reprices periodically.

Inflation Risk

We do not believe inflation and changing commodity prices have had a material impact on our net sales, income from continuing operations, plans for expansion or other capital expenditures for any year during the three-year period ended February 2, 2019. However, we cannot be sure inflation and changing commodity prices will not have an adverse impact on our operating results, financial condition, plans for expansion or other capital expenditures in future periods.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the Index to Consolidated Financial Statements and Supplementary Data on page F-1. The Consolidated Financial Statements and Supplementary Data are included on pages F-2 through F-33 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Included in this Annual Report on Form 10-K are certifications by our Interim Chief Executive Officer and our Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended. This section includes information concerning the controls and controls evaluation referred to in the certifications. Page F - 2 of this Report includes the attestation report of Ernst & Young LLP, our independent registered public accounting firm, regarding its audit of the effectiveness of our internal control over financial reporting. This section should be read in conjunction with the Ernst & Young LLP attestation for a complete understanding of this section.

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

An evaluation was carried out under the supervision and with the participation of our management, including our Interim Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Interim Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management, including our Interim Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended February 2, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of February 2, 2019. Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control—Integrated Framework (2013).  Management’s assessment included the evaluation of such elements as the design and operating effectiveness of financial reporting controls, process documentation, accounting policies and the overall control environment. This assessment is supported by testing and monitoring performed or supervised by our Internal Audit organization.

Based on management’s assessment, management has concluded that the Company’s internal control over financial reporting was effective as of February 2, 2019. The independent registered public accounting firm, Ernst & Young LLP, issued an attestation report on the effectiveness of our internal control over financial reporting. The Ernst & Young LLP report is included on Page F-2 of this Annual Report on Form 10-K.

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

None.

THE MICHAELS COMPANIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

The Michaels Companies, Inc.

Opinion on Internal Control over Financial Reporting

We have audited The Michaels Companies, Inc.’s internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO  criteria). In our opinion, The Michaels Companies, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 2, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of The Michaels Companies, Inc. as of February 2, 2019 and February 3, 2018, the related consolidated statements of comprehensive income, stockholders’ deficit and cash flows for each of the three years in the period ended February 2, 2019, and the related notes and our report dated March 19, 2019 expressed an unqualified opinion thereon.

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

March 19, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

The Michaels Companies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Michaels Companies, Inc. (the Company) as of February 2, 2019 and February 3, 2018, and the related consolidated statements of comprehensive income, stockholders’ deficit and cash flows for each of the three years in the period ended February 2, 2019 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at February 2, 2019 and February 3, 2018, and the results of its operations and its cash flows for each of the three years in the period ended February 2, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 19, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Dallas, Texas

March 19, 2019

THE MICHAELS COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

	Fiscal Year
	2018	2017	2016
Net sales	$5,271,944	$5,361,960	$5,197,292
Cost of sales and occupancy expense	3,248,276	3,233,171	3,169,476
Gross profit	2,023,668	2,128,789	2,027,816
Selling, general and administrative	1,351,401	1,390,400	1,308,052
Restructure charges	104,238	—	—
Store pre-opening costs	4,417	2,999	4,484
Operating income	563,612	735,390	715,280
Interest expense	147,085	129,116	126,270
Losses on early extinguishments of debt and refinancing costs	1,835	—	7,292
Other (income) expense, net	(2,362)	533	(55)
Income before income taxes	417,054	605,741	581,773
Income taxes	97,509	215,243	203,614
Net income	$319,545	$390,498	$378,159

Other comprehensive income, net of tax:
Foreign currency translation adjustment and other	(10,898)	10,564	7,832
Comprehensive income	$308,647	$401,062	$385,991

Earnings per common share:
Basic	$1.87	$2.11	$1.84
Diluted	$1.86	$2.10	$1.82
Weighted-average common shares outstanding:
Basic	170,610	184,281	204,735
Diluted	171,378	185,566	206,354

See accompanying notes to consolidated financial statements.

THE MICHAELS COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	February 2,	February 3,
ASSETS	2019	2018
Current Assets:
Cash and equivalents	$245,887	$425,896
Merchandise inventories	1,108,715	1,123,288
Prepaid expenses and other	98,659	97,830
Accounts receivable, net	57,328	26,207
Income taxes receivable	4,935	3,761
Total current assets	1,515,524	1,676,982
Property and equipment, net	439,077	420,020
Goodwill	112,069	119,074
Other intangible assets, net	17,238	21,769
Deferred income taxes	25,005	34,538
Other assets	19,423	27,832
Total assets	$2,128,336	$2,300,215

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$485,004	$483,002
Accrued liabilities and other	378,742	370,457
Current portion of long-term debt	24,900	24,900
Income taxes payable	43,907	79,586
Total current liabilities	932,553	957,945
Long-term debt	2,681,000	2,701,764
Other liabilities	140,978	150,001
Total liabilities	3,754,531	3,809,710

Commitments and contingencies

Stockholders’ Deficit:
Common stock, $0.06775 par value, 350,000 shares authorized; 157,774 shares issued and outstanding at February 2, 2019 and 181,919 shares issued and outstanding at February 3, 2018	10,594	12,206
Additional paid-in-capital	5,954	21,740
Accumulated deficit	(1,628,185)	(1,539,781)
Accumulated other comprehensive loss	(14,558)	(3,660)
Total stockholders’ deficit	(1,626,195)	(1,509,495)
Total liabilities and stockholders’ deficit	$2,128,336	$2,300,215

See accompanying notes to consolidated financial statements.

THE MICHAELS COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year
	2018	2017	2016
Cash flows from operating activities:
Net income	$319,545	$390,498	$378,159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	124,271	118,912	115,801
Share-based compensation	27,082	24,264	16,506
Debt issuance costs amortization	4,997	5,098	6,583
Accretion of long-term debt, net	(518)	(505)	(334)
Restructure charges	104,238	—	—
Deferred income taxes	8,131	4,348	4,570
Losses on early extinguishments of debt and refinancing costs	1,835	—	7,292
Losses on disposition of property and equipment	—	—	120
Excess tax benefits from share-based compensation	—	—	(10,027)
Changes in assets and liabilities, excluding acquired net assets:
Merchandise inventories	(63,890)	5,281	(40,800)
Prepaid expenses and other	3,576	(7,785)	(1,004)
Accounts receivable	(14,100)	(2,992)	8,948
Other assets	(1,497)	(1,765)	(711)
Accounts payable	(10,461)	(38,025)	38,248
Accrued interest	(691)	(12,040)	7,015
Accrued liabilities and other	(17,225)	3,174	(4,806)
Income taxes	(44,532)	28,388	37,276
Other liabilities	3,495	6,759	1,581
Net cash provided by operating activities	444,256	523,610	564,417

Cash flows from investing activities:
Additions to property and equipment	(145,387)	(127,830)	(114,462)
Acquisition of Lamrite West, net of cash acquired	—	—	(151,100)
Purchases of long-term investments	—	—	(1,325)
Net cash used in investing activities	(145,387)	(127,830)	(266,887)

Cash flows from financing activities:
Common stock repurchased	(456,585)	(253,752)	(404,971)
Payments on term loan credit facility	(24,900)	(31,125)	(18,675)
Borrowings on asset-based revolving credit facility	355,400	382,200	42,000
Payments on asset-based revolving credit facility	(355,400)	(382,200)	(42,000)
Payment of debt refinancing costs	(1,117)	—	—
Payment of debt issuance costs	—	—	(11,326)
Payment of dividends	(317)	(408)	(415)
Proceeds from stock options exercised	4,041	16,588	17,252
Excess tax benefits from share-based compensation	—	—	10,027
Net cash used in financing activities	(478,878)	(268,697)	(408,108)

Net change in cash and equivalents	(180,009)	127,083	(110,578)
Cash and equivalents at beginning of period	425,896	298,813	409,391
Cash and equivalents at end of period	$245,887	$425,896	$298,813

See accompanying notes to consolidated financial statements.

THE MICHAELS COMPANIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three Years Ended February 2, 2019

(in thousands)

					Accumulated
	Number of		Additional		Other
	Common	Common	Paid-in	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	Loss	Total
Balance at January 30, 2016	208,996	$13,979	$592,420	$(2,308,438)	$(22,056)	$(1,724,095)
Net income	—	—	—	378,159	—	378,159
Foreign currency translation and other	—	—	—	—	7,832	7,832
Share-based compensation	—	—	17,379	—	—	17,379
Exercise of stock options and other awards	2,160	147	27,132	—	—	27,279
Repurchase of stock and retirements	(17,845)	(1,178)	(403,802)	—	—	(404,980)
Balance at January 28, 2017	193,311	12,948	233,129	(1,930,279)	(14,224)	(1,698,426)
Net income	—	—	—	390,498	—	390,498
Foreign currency translation and other	—	—	—	—	10,564	10,564
Share-based compensation	—	—	25,033	—	—	25,033
Exercise of stock options and other awards	1,930	131	16,457	—	—	16,588
Repurchase of stock and retirements	(13,322)	(873)	(252,879)	—	—	(253,752)
Balance at February 3, 2018	181,919	12,206	21,740	(1,539,781)	(3,660)	(1,509,495)
Net income	—	—	—	319,545	—	319,545
Foreign currency translation and other	—	—	—	—	(10,898)	(10,898)
Share-based compensation	—	—	27,197	—	—	27,197
Exercise of stock options and other awards	1,066	72	3,969	—	—	4,041
Repurchase of stock and retirements	(25,211)	(1,684)	(46,952)	(407,949)	—	(456,585)
Balance at February 2, 2019	157,774	$10,594	$5,954	$(1,628,185)	$(14,558)	$(1,626,195)

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

Michaels Stores, Inc. (“MSI”) is headquartered in Irving, Texas and was incorporated in the state of Delaware in 1983. In July 2013, MSI was reorganized into a holding company structure and The Michaels Companies, Inc. was incorporated in the state of Delaware in connection with the reorganization.

Fiscal Year

We report on the basis of a 52-week or 53-week fiscal year, which ends on the Saturday closest to January 31. All references to fiscal year mean the year in which that fiscal year began. References to “fiscal 2018” relate to the 52 weeks ended February 2, 2019, references to “fiscal 2017” relate to the 53 weeks ended February 3, 2018 and references to “fiscal 2016” relate to the 52 weeks ended January 28, 2017.

Preferred Shares

The Company’s Board of Directors has authorized the issuance of 50.0 million shares of preferred stock under The Michaels Companies, Inc. Certificate of Incorporation. No preferred shares have been issued as of February 2, 2019.

Share Repurchase Program

In September 2018, the Board of Directors authorized a new share repurchase program for the Company to purchase $500.0 million of the Company’s common stock on the open market or through accelerated share repurchase transactions. The share repurchase program does not have an expiration date, and the timing and number of repurchase transactions under the program will depend on market conditions, corporate considerations, debt agreements and regulatory requirements. Shares repurchased under the program are held as treasury shares until retired. In June 2018, the Company entered into an accelerated share repurchase agreement (“ASR Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”). Under the ASR Agreement, we paid JPMorgan a purchase price of $250.0 million for delivery of 12.4 million shares of our common stock. The total number of shares repurchased was based upon a volume weighted average price of our stock over a predetermined period. The ASR agreement was completed on August 30, 2018. During fiscal 2018, we repurchased 24.6 million shares under our share repurchase programs for an aggregate amount of $451.9 million, inclusive of the ASR Agreement. As of February 2, 2019, we had $398.4 million of availability remaining under our current share repurchase program.

Foreign Currency

The functional currency of our Canadian operations is the Canadian dollar. Translation adjustments result from translating our Canadian subsidiaries’ financial statements into U.S. dollars. Balance sheet accounts are generally translated at exchange rates in effect at the balance sheet date. Income statement accounts are translated at average exchange rates during the year. Translation adjustments are recorded as a component of accumulated other comprehensive income in our consolidated statements of stockholders’ deficit. The translation adjustments recorded in accumulated other comprehensive loss, net of taxes, was a loss of $6.2 million in fiscal 2018, and gains of $10.6 million and $7.8 million in fiscal 2017 and fiscal 2016, respectively. Transaction gains and losses are recorded as a part of other (income) expense, net in our consolidated statements of comprehensive income and were immaterial for all fiscal periods presented.

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

Vendor allowances, which primarily represent volume rebates and cooperative advertising funds, are recorded as a reduction to the cost of the merchandise inventories and a subsequent reduction in cost of sales when the inventory is sold. We generally earn vendor allowances as a percentage of certain merchandise purchases with no minimum purchase requirements. We recognized vendor allowances of $74.6 million, or 1.4% of net sales, in fiscal 2018, $84.9 million, or 1.6% of net sales, in fiscal 2017, and $83.1 million, or 1.6% of net sales, in fiscal 2016.

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

Accounts Receivable, net

Accounts receivable consist primarily of trade receivables related to our international wholesale business, amounts due from certain service providers and amounts due from taxing authorities. The Company assesses the collectability of all receivables on an ongoing basis and establishes an allowance for doubtful accounts, if necessary. Factors such as payment terms, historical loss experience and economic conditions are generally considered in determining the allowance for doubtful accounts. The allowance for doubtful accounts was immaterial for all fiscal periods presented in the consolidated financial statements.

Property and Equipment

Property and equipment is recorded at cost. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets. We expense repairs and maintenance costs as incurred. We capitalize and depreciate significant renewals or betterments that substantially extend the life of the asset. Useful lives are generally estimated as follows:

Years
Buildings	30
Leasehold improvements (a)	10
Fixtures and equipment	8
Computer equipment and software	3-7

(a)	We amortize leasehold improvements over the lesser of the useful life of the asset or the remaining lease term of the underlying facility.

Capitalized Software Costs

We capitalize certain costs related to the acquisition and development of internal use software that is expected to benefit future periods. We also capitalize certain implementation costs related to the development of hosting arrangements. These costs are being amortized on a straight-line basis over the estimated useful life or the term of the hosting arrangement. As of February 2, 2019 and February 3, 2018, we had unamortized capitalized software costs of $96.3 million and $90.0 million, respectively. These amounts are included in property and equipment, net in the consolidated balance sheets. Amortization expense related to capitalized software costs totaled $31.2  million, $29.1 million and $29.9 million in fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

Goodwill and Other Indefinite-Lived Intangible Assets

Under the provisions of Accounting Standards Codification (“ASC”) 350, Intangibles—Goodwill and Other, we review goodwill and other indefinite-lived intangible assets for impairment each year in the fourth quarter, or more frequently if events occur which indicate the carrying value may not be recoverable. We performed a qualitative assessment for our Michaels-U.S. reporting unit to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of the reporting unit is less than its carrying value, including goodwill. Factors used in our qualitative assessment include, but are not limited to, macroeconomic conditions, industry and market conditions, cost factors, overall financial performance and Company and reporting unit specific events. For all other reporting units, we estimated the fair value of each reporting unit using the present value of future cash flows expected to be generated using a weighted-average cost of capital, terminal values and updated financial projections for the next five years, all of which are Level 3 fair value inputs. As a result of the closure of all 36 Pat Catan’s stores in fiscal 2018, we recorded impairment charges of $7.0 million and $2.5 million related to Pat Catan’s goodwill and certain product tradenames, respectively. There were no impairments recorded for fiscal 2017 and fiscal 2016 in the consolidated financial statements. If our actual results are not consistent with the estimates and assumptions used to calculate fair value, we could be required to recognize additional impairments in a future period.

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

Restructure Charges and Reserve for Closed Facilities

In March 2018, we made the decision to close substantially all of our Aaron Brothers stores and in January 2019 we closed all 36 of our Pat Catan’s stores. As a result of the closures, we recorded restructure charges of $98.9 million in fiscal 2018. The restructure charges are primarily related to the transfer of the rights to sell inventory and other assets to a third party to facilitate the store closures and assist with the disposition of our remaining lease obligations, the impairment of goodwill and employee-related expenses. We believe restructuring activities will be substantially completed in fiscal 2019 and expect to record additional charges of approximately $6 million.

In addition, we recorded $5.3 million of employee-related charges as a result of certain organizational changes made to streamline our operations at our corporate support center.

For fiscal 2018 and fiscal 2017, Aaron Brothers net sales totaled $12.9 million and $110.4 million, respectively, and Pat Catan’s net sales totaled $109.6 million and $113.4 million, respectively. Excluding the restructure charges, Aaron Brothers and Pat Catan’s did not have a material impact on the Company’s operating income in all fiscal periods presented in the consolidated financial statements.

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

The following is activity related to closed facilities (in thousands):

	Fiscal Year
	2018 (1)	2017	2016
Balance at beginning of fiscal year	$2,030	$2,254	$915
Additions charged to expense	22,234	1,382	2,877
Payment of rent related obligations	(16,772)	(1,606)	(1,538)
Balance at end of fiscal year	$7,492	$2,030	$2,254

(1)	In fiscal 2018, we closed substantially all of our Aaron Brothers stores and all of our Pat Catan’s stores.

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

Costs of Sales and Occupancy Expense

The costs of merchandise sales are expensed as the merchandise is sold. Included in our costs of sales are the following:

•	purchase price of merchandise, net of vendor allowances and rebates;

•	costs associated with our international direct sourcing business;

•	inbound freight, inspection costs, tariffs, duties and import agent commissions;

•	warehousing, handling, transportation (including internal transfer costs such as distribution center-to-store freight costs), purchasing and receiving costs; and

•	share-based compensation costs for those employees involved in preparing inventory for sale.

Occupancy expenses are recognized in the period in which they are incurred. Included in our occupancy expenses are the following:

•	store expenses such as rent, insurance, taxes, common area maintenance, utilities, repairs and maintenance;

•	amortization of store buildings and leasehold improvements;

•	store closure costs; and

•	store remodel costs.

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

Selling, General and Administrative

Included in selling, general and administrative (“SG&A”) are store personnel costs, store operating expenses, advertising, store depreciation and corporate overhead costs. Advertising costs are expensed in the period in which the advertising first occurs. Advertising costs totaled $194.9 million, $200.1 million and $194.6 million in fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

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

Share-Based Compensation

ASC 718, Stock Compensation (“ASC 718”), requires all share-based compensation to employees, including grants of employee stock options and restricted shares, to be recognized using the fair value method of accounting. Share-based awards are recognized ratably over the requisite service period or over the estimated time to achieve predetermined financial and operational performance targets.

Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Accounting Pronouncements Recently Adopted

In October 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-16, “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes” (“ASU 2018-16”). ASU 2018-16 allows for the use of the Overnight Index Swap ("OIS") rate based on the Secured Overnight Financing Rate ("SOFR") as a U.S. benchmark interest rate for purposes of applying hedge accounting under ASC 815, Derivatives and Hedging. ASU 2018-16 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We adopted ASU 2018-16 in the fourth quarter of fiscal 2018 on a prospective basis. Its adoption did not have a material impact to the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract” (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period, with early adoption permitted. The standard is to be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We adopted ASU 2018-15 in the fourth quarter of fiscal 2018 on a prospective basis. Its adoption did not have a material impact to the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 removes, modifies and adds certain disclosure requirements for fair value measurements under ASC 820, Fair Value Measurements (“ASC 820”). ASU 2018-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period, with early adoption permitted. We adopted ASU 2018-13 in the fourth quarter of fiscal 2018 on a prospective basis. Its adoption did not have a material impact to the consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 simplifies the measurement of goodwill impairment by removing the second step of the goodwill impairment test, which requires the determination of the fair value of individual assets and liabilities of a reporting unit. Under ASU 2017-04, goodwill impairment is to be measured as the amount by which a reporting unit’s carrying value exceeds its fair value with the loss recognized not to exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017. We adopted ASU 2017-04 in the fourth quarter of fiscal 2018 on a prospective basis. Its adoption did not have a material impact to the consolidated financial statements.

In May 2014, the  FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014‑09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” which provides further guidance on identifying performance obligations and improves the operability and understandability of the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition. We used the modified retrospective transition method to adopt ASU 2014-09 in the first quarter of fiscal 2018 with no adjustments required to our opening retained earnings. The adoption did not have a material impact to the consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). Under ASU 2016‑02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. The lease standard requires companies to use a modified retrospective transition approach as of the beginning of the earliest comparable period presented in the company’s financial statements. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements” which provided an additional transition option that allows companies to continue applying the guidance under the current lease standard in the comparative periods presented in the consolidated financial statements. The Company has elected to adopt this transition option and will record a cumulative-effect adjustment to the opening balance of retained earnings on the date of adoption. The guidance under these standards is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. We have concluded our assessment and will be adopting these standards in the first quarter of fiscal 2019. We expect the adoption of the new standard to result in the recording of right of use assets and lease liabilities of approximately  $1.7 billion. We do not expect a material impact on our consolidated statements of comprehensive income or our consolidated statements of cash flows once implemented.

2. REVENUE RECOGNITION

Our revenue is primarily associated with sales of merchandise to customers within our stores, customers utilizing our e-commerce platforms and through our Darice wholesale business. Revenue from sales of our merchandise is recognized when the customer takes possession of the merchandise. Payment for our retail sales is typically due at the time of the sale.

Right of Return

A sales return reserve is established using historical customer return behavior and reduces both revenue and cost of goods sold. Historically, the sales returns reserve was presented net of cost of sales in other current liabilities in the consolidated balance sheets. As a result of adopting ASU 2014-09, the Company presents the gross sales return reserve in other current liabilities and the estimated value of the merchandise expected to be returned in prepaid expenses and other in the consolidated balance sheets. The change did not have a material impact on our consolidated balance sheet as of February 2, 2019.

Customer Receivables

As of February 2, 2019 and February 3, 2018, receivables from customers, which consist primarily of trade receivables related to our international wholesale business, were approximately $32.1 million and $19.2 million, respectively, and are included in accounts receivable, net in the consolidated balance sheets.

Gift Cards

The following table includes activity related to gift cards (in thousands):

	Fiscal Years
	2018	2017
Balance at beginning of period	$56,729	$49,869
Issuance of gift cards	76,854	76,860
Revenue recognized (1)	(67,912)	(68,284)
Gift card breakage	(4,600)	(1,716)
Balance at end of period	$61,071	$56,729

(1)	Revenue recognized from the beginning liability during fiscal 2018 and fiscal 2017 totaled $24.0 million and $24.5 million, respectively.

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

The following table below provides the fair values of our term loan credit facility, our senior subordinated notes and our interest rate swaps executed in April 2018 (in thousands).

	February 2,	February 3,
	2019	2018
Term loan credit facility	$2,177,098	$2,246,302
Senior subordinated notes	511,913	518,288
Interest rate swaps	6,366	—

The fair values of our term loan credit facility and our senior subordinated notes were determined based on quoted market prices which are considered Level 1 inputs within the fair value hierarchy.

The fair value of our interest rate swaps was calculated using significant observable inputs including the present value of estimated future cash flows using the applicable interest rate curves, and therefore, were classified as Level 2 inputs within the fair value hierarchy.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following (in thousands):

	February 2,	February 3,
	2019	2018
Buildings and leasehold improvements	$534,578	$532,045
Fixtures and equipment	847,356	826,066
Capitalized software	234,711	182,456
Construction in progress	39,453	53,116
	1,656,098	1,593,683
Less accumulated depreciation and amortization	(1,217,021)	(1,173,663)
	$439,077	$420,020

5. GOODWILL AND INTANGIBLE ASSETS

The gross carrying amounts and accumulated amortization of our intangible assets are as follows (in thousands):

	February 2, 2019
		Weighted
		Average
		Remaining		Accumulated
	Amortization	Amortization	Gross	Amortization/	Net
	Period	Period	Carrying	Impairment	Carrying
	(in years)	(in years)	Amount	Charges	Value
Definite-lived intangible assets:
Customer relationships	16-18	14.95	$5,600	$(1,789)	$3,811
Proprietary product designs	7	3.99	3,400	(2,633)	767
Other intangible assets	4-21	11.71	4,229	(2,794)	1,435
			13,229	(7,216)	6,013
Indefinite-lived intangible assets:
Product tradenames			13,725	(2,500)	11,225

Total intangible assets			$26,954	$(9,716)	$17,238

	February 3, 2018
		Weighted
		Average
		Remaining		Accumulated
	Amortization	Amortization	Gross	Amortization/	Net
	Period	Period	Carrying	Impairment	Carrying
	(in years)	(in years)	Amount	Charges	Value
Definite-lived intangible assets:
Customer relationships	16-18	15.94	$5,600	$(1,278)	$4,322
Proprietary product designs	7	5.00	3,400	(1,750)	1,650
Other intangible assets	2-23	10.62	4,229	(2,157)	2,072
			13,229	(5,185)	8,044
Indefinite-lived intangible assets:
Product tradenames			13,725		13,725

Total intangible assets			$26,954	$(5,185)	$21,769

In fiscal 2018, fiscal 2017 and fiscal 2016, we recognized amortization expense of $1.6 million, $1.9 million and $2.4 million, respectively, related to definite-lived intangible assets. As of February 2, 2019, the amortization expense related to our definite-lived intangible assets for the next five years will be approximately $0.5 million to $1.0 million each year.

On February 2, 2016, we acquired Lamrite West, Inc. and certain of its affiliates and subsidiaries (“Lamrite”) for $151.1 million, net of certain purchase price adjustments. Lamrite operated an international wholesale business under the Darice brand name and 36 arts and crafts retail stores under the Pat Catan’s brand name. In January 2019, we closed all 36 of our Pat Catan’s stores. As a result of the store closures, we recorded a $7.0 million impairment charge related to goodwill and a $3.0 million impairment charge primarily related to product tradenames. These amounts are included in restructure charges in our consolidated statements of comprehensive income.

As of February 2, 2019, goodwill totaled $112.1 million, including $94.3 million related to Michaels-U.S. and $17.8 million related to the acquisition of Lamrite on February 2, 2016.

6. ACCRUED LIABILITIES AND OTHER

Accrued liabilities and other consists of the following (in thousands):

	February 2,	February 3,
	2019	2018
Accrued payroll	$73,180	$78,822
Self-insurance	70,200	71,399
Property, sales and use taxes	68,182	70,643
Gift card liability	61,071	56,729
Accrued and straight-line rent	30,332	26,084
Accrued advertising	14,093	15,904
Other	61,684	50,876
	$378,742	$370,457

7. DEBT

Long-term debt consists of the following (in thousands):

		February 2,	February 3,
	Interest Rate	2019	2018
Term loan credit facility	Variable	$2,207,450	$2,232,350
Senior subordinated notes	5.875%	510,000	510,000
Total debt		2,717,450	2,742,350
Less unamortized discount/premium and debt costs		(11,550)	(15,686)
Total debt, net		2,705,900	2,726,664
Less current portion		(24,900)	(24,900)
Long-term debt		$2,681,000	$2,701,764

The aggregate amount of scheduled debt payments through maturity are as follows (in thousands):

Fiscal Year
2019	$24,900
2020	534,900
2021	18,675
2022	2,138,975
Total debt payments	$2,717,450

As of February 2, 2019 and February 3, 2018, the weighted-average interest rate of the variable debt was 5.00% and 4.32%, respectively. Cash paid for interest totaled $144.3 million, $137.6 million and $113.3 million in fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

As of February 2, 2019, net debt issuance costs totaled $14.6 million. We amortize debt issuance costs using the straight-line method over the terms of the respective debt agreements (which range from five to seven years). Amortization expense related to debt issuance costs is recorded in interest expense in the accompanying consolidated statements of comprehensive income. The straight-line method produces results materially consistent with the effective interest method. Our expected amortization expense related to the debt issuance costs for the remaining term of the debt agreements is as follows (in thousands):

Fiscal Year
2019	$4,951
2020	4,818
2021	2,605
2022	2,233
Total amortization expense	$14,607

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

On May 23, 2018, MSI entered into an amendment with JPMorgan, as successor administrative agent and successor collateral agent, and other lenders to amend and restate our Amended Term Loan Credit Facility. The amended and restated credit agreement, together with the related security, guarantee and other agreements, is referred to as the “Amended and Restated Term Loan Credit Facility”. Borrowings under the Amended and Restated Term Loan Credit Facility bear interest at a rate per annum, at MSI’s option, of either (a) a margin of 1.50% plus a base rate defined as the highest of (1) the prime rate of JPMorgan, (2) the federal funds effective rate plus 0.5%, and (3) the one-month London Interbank Offered Rate (“LIBOR”) plus 1% or (b) a margin of 2.50% plus the applicable LIBOR. The Amended Term Loan Credit Facility matures on January 28, 2023.

As of February 2, 2019, the Amended and Restated Term Loan Credit Facility provides for senior secured financing of $2,207.5 million. MSI has the right under the Amended and Restated Term Loan Credit Facility to request additional term loans (a) in the aggregate amount of up to $750.0 million or (b) at MSI’s election, an amount of additional term loans if the consolidated secured debt ratio (as defined in the Amended and Restated Term Loan Credit Facility) is no more than 3.25 to 1.00 on a pro forma basis as of the last day of the most recently ended four quarter period, subject to certain adjustments. The lenders under the Amended and Restated Term Loan Credit Facility will not be under any obligation to provide any such additional term loans, and the incurrence of any such additional term loans is subject to customary conditions.

There are no limitations on dividends and certain other restricted payments so long as (a) no event of default shall have occurred and be continuing and (b) immediately after giving pro forma effect to such restricted payment(s) and the application of proceeds therefrom, the consolidated total leverage ratio is less than or equal to 3.75 to 1.00.

MSI must offer to prepay outstanding term loans at 100% of the principal amount, plus any unpaid interest, with the proceeds of certain asset sales or casualty events under certain circumstances. MSI may voluntarily prepay outstanding loans under the Amended and Restated Term Loan Credit Facility at any time without premium or penalty other than customary breakage costs with respect to LIBOR loans.

MSI is required to make scheduled quarterly payments equal to 0.25% of the original principal amount of the term loans (subject to adjustments relating to the incurrence of additional term loans) for the first four years and two quarters of the Amended and Restated Term Loan Credit Facility, with the balance to be paid on January 28, 2023.

All obligations under the Amended and Restated Term Loan Credit Facility are unconditionally guaranteed, jointly and severally, by Michaels Funding, Inc. (“Holdings”) and all of MSI’s existing domestic material subsidiaries and are required to be guaranteed by certain of MSI’s future domestic wholly-owned material subsidiaries (“the Subsidiary Guarantors”). All obligations under the Amended and Restated Term Loan Credit Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the assets of Holdings, MSI and the Subsidiary Guarantors, including:

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

The Amended and Restated Term Loan Credit Facility contains a number of negative covenants that are substantially similar to, but more restrictive in certain respects than, those governing the 2020 Senior Subordinated Notes (as defined below), as well as certain other customary representations and warranties, affirmative and negative covenants and events of default. As of February 2, 2019, MSI was in compliance with all covenants.

As of February 2, 2019, net debt issuance costs totaled $8.9 million and are being amortized as interest expense over the life of the Amended and Restated Term Loan Credit Facility. Debt issuance costs related to this facility are reflected as a reduction from the carrying value of debt in the consolidated balance sheets. As a result of the refinancing of our Term Loan Credit Facility on May 23, 2018 and September 28, 2016, MSI recorded a loss on the early extinguishment of debt of $1.8 million and $6.9 million, respectively.

Interest Rate Swaps

In April 2018, we executed two interest rate swaps with an aggregate notional value of $1.0 billion associated with our outstanding Amended Term Loan Credit Facility. The interest rate swaps have a maturity date of April 30, 2021 and were executed for risk management and are not held for trading purposes. The objective of the interest rate swaps is to hedge the variability of cash flows resulting from fluctuations in the one-month LIBOR. The swaps replaced the one-month LIBOR with a fixed interest rate of 2.7765% and payments are settled monthly. The swaps qualify as cash flow hedges and changes in the fair values are recorded in accumulated other comprehensive income in the consolidated balance sheet. The changes in fair value are reclassified from accumulated other comprehensive income to interest expense in the same period that the hedged items affect earnings. We reclassified $4.6 million from accumulated other comprehensive income to interest expense during fiscal 2018. As of February 2, 2019, the fair value of the interest rate swaps was a liability of $6.4 million, consisting of $3.8 million recorded in other liabilities and $2.6 million recorded in accrued liabilities in our consolidated balance sheets.

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

The 2020 Senior Subordinated Notes are guaranteed, jointly and severally, fully and unconditionally, on an unsecured senior subordinated basis, by each of MSI’s subsidiaries that guarantee indebtedness under the Amended Revolving Credit Facility and the Amended and Restated Term Loan Credit Facility (collectively defined as the “Senior Secured Credit Facilities”).

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

MSI may redeem all or part of the 2020 Senior Subordinated Notes, upon notice, at 100.00% of the principal amount of the 2020 Senior Subordinated Notes to be redeemed, plus any unpaid interest through the applicable date of redemption.

Upon a change in control, MSI is required to offer to purchase all of the 2020 Senior Subordinated Notes at a price in cash equal to 101% of the aggregate principal amount, plus any unpaid interest. The indenture governing the 2020 Senior Subordinated Notes (“2020 Senior Subordinated Indenture”) contains covenants limiting MSI’s ability, and the ability of MSI’s restricted subsidiaries, to incur or guarantee additional debt, prepay debt that is subordinated to the 2020 Senior Subordinated Notes, issue stock of subsidiaries, make certain investments, loans, advances and acquisitions, create liens on MSI’s and such subsidiaries’ assets to secure debt, enter into transactions with affiliates, merge or consolidate with another company; and sell or otherwise transfer assets. The covenants also limit MSI’s ability, and the ability of MSI’s restricted subsidiaries, to pay dividends or distributions on MSI’s capital stock or repurchase MSI’s capital stock, subject to certain exceptions, including dividends, distributions and repurchases up to an amount in excess of (i) $100.0 million plus (ii) a basket that builds based on 50% of MSI’s consolidated net income (as defined in the 2020 Senior Subordinated Indenture) and certain other amounts, in each case, to the extent such payment capacity is not applied as otherwise permitted under the 2020 Senior Subordinated Indenture and subject to certain conditions. However, there are no limitations on dividends and certain other restricted payments so long as (a) no default shall have occurred and be continuing and (b) immediately after giving pro forma effect to such restricted payment(s) and the application of proceeds therefrom, the consolidated total leverage ratio is less than or equal to 3.25 to 1.00. As of February 2, 2019, the permitted restricted payment amount was $1,097.5 million. As of February 2, 2019, MSI was in compliance with all covenants.

As of February 2, 2019, net debt issuance costs totaled $3.1 million and are being amortized as interest expense over the life of the 2020 Senior Subordinated Notes. Debt issuance costs related to these notes are reflected as a reduction from the carrying value of debt in the consolidated balance sheets.

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

As of February 2, 2019, the borrowing base was $850.0 million of which MSI had availability of $742.7 million. Borrowing capacity is available for letters of credit and borrowings on same-day notice. Outstanding standby letters of credit as of February 2, 2019 totaled $107.3 million.

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

If, at any time, the aggregate amount of outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the Amended Revolving Credit Facility exceeds the lesser of (i) the commitment amount and (ii) the borrowing base (the “Loan Cap”), MSI will be required to repay outstanding loans and cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount. If availability under the Amended Revolving Credit Facility is less than the greater of (i) 10.0% of the Loan Cap and (ii) $50.0 million for five consecutive business days, or, if certain events of default have occurred, MSI will be required to repay outstanding loans and cash collateralize letters of credit with the cash MSI would be required to deposit daily in a collection account maintained with the agent under the Amended Revolving Credit Facility. Availability under the Amended Revolving Credit Facility means the Loan Cap minus the outstanding credit extensions. MSI may voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans at any time without premium or penalty, other than customary breakage costs with respect to LIBOR loans. The principal amount of the loans outstanding is due and payable in full on the ABL Maturity Date.

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

From the time when MSI has excess availability less than the greater of (a) 10.0% of the Loan Cap and (b) $50.0 million, until the time when MSI has excess availability more than the greater of (a) 10.0% of the Loan Cap and (b) $50.0 million for 30 consecutive days, the Amended Revolving Credit Facility will require MSI to maintain a consolidated fixed charge coverage ratio of at least 1.0 to 1.0. The Amended Revolving Credit Facility also contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default (including change of control and cross-default to material indebtedness).

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

As of February 2, 2019, net debt issuance costs totaled $2.6 million and are being amortized as interest expense over the life of the Amended Revolving Credit Facility. Debt issuance costs related to this facility are reflected as an asset within the consolidated balance sheets. As a result of the refinancing of our Restated Revolving Credit Facility on May 27, 2016, MSI recorded a loss on the early extinguishment of debt of $0.4 million related to the write-off of net debt issuance costs.

8. LEASES

We operate stores and use distribution centers, office facilities and equipment that are generally leased under non-cancelable operating leases, the majority of which provide for renewal options. Future minimum annual rental commitments for all non-cancelable operating leases as of February 2, 2019 are as follows (in thousands):

Fiscal Year
2019	$428,698
2020	386,466
2021	331,032
2022	268,667
2023	206,424
Thereafter	508,178
Total minimum rental commitments	$2,129,465

Rent expense applicable to non-cancelable operating leases was $423.8 million,  $425.5 million and $416.2 million in fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

9. INCOME TAXES

 The reconciliation of income tax expense computed at the U.S. federal statutory tax rate to income tax expense reported in our consolidated statements of comprehensive income is as follows (in thousands):

	Fiscal Year
	2018		2017		2016
Income taxes at statutory rate	$87,581	21.0%	$204,256	33.7%	$203,621	35.0%
State income taxes, net of federal benefit	13,095	3.1	18,224	3.0	10,665	1.8
Foreign tax rate differential	(22,718)	(5.4)	(31,570)	(5.2)	(8,820)	(1.5)
Tax Act adjustments	987	0.2	14,557	2.4	—	—
Tax on global intangible low-taxed income, net	3,799	0.9	—	—	—	—
Taxing authority examinations	5,861	1.4	—	—	—	—
Other	8,904	2.2	9,776	1.6	(1,852)	(0.3)
Total	$97,509	23.4%	$215,243	35.5%	$203,614	35.0%

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was enacted in the U.S. The Tax Act included a number of changes to U.S. tax laws that impact the Company, including the reduction of the federal statutory tax rate from 35% to 21% effective January 1, 2018. As a result of the Tax Act, we recorded an $8.5 million charge in fiscal 2017. The charge consists of adjustments totaling $14.6 million related to repatriation taxes for accumulated earnings of foreign subsidiaries and the revaluation of net deferred tax assets, partially offset by a $6.1 million benefit due to the decrease in the federal statutory tax rate. The Tax Act adjustments were not material to the consolidated financial statements in fiscal 2018.

The Tax Act subjects us to a tax on global intangible low-taxed income (“GILTI”) earned by our foreign subsidiaries. FASB Topic 740, Accounting for Global Intangible Low-Taxed Income, allows us to make a policy election to either defer GILTI taxes to future years or provide for the tax expense in the year the tax is incurred. We have elected to record the GILTI tax in the year it is incurred.

The components of our income tax expense are as follows (in thousands):

	Fiscal Year
	2018	2017	2016
Current:
Federal	$61,910	$186,784	$171,934
State	15,502	26,434	15,970
Foreign	12,626	(2,027)	8,487
Total current income tax expense	90,038	211,191	196,391

Deferred:
Federal	9,200	3,961	4,055
State	1,073	(966)	1,139
Foreign	(2,802)	1,057	2,029
Total deferred income tax expense	7,471	4,052	7,223

Income taxes	$97,509	$215,243	$203,614

The pretax income from foreign operations for fiscal 2018, fiscal 2017 and fiscal 2016 totaled $109.9 million, $119.9 million and $48.2 million, respectively.

Significant components of deferred income tax assets and liabilities are as follows (in thousands):

	February 2,	February 3,
	2019	2018
Deferred income tax assets:
Accrued liabilities	$13,031	$12,378
Self-insurance	14,028	14,740
Deferred rent	14,529	14,108
Gift cards	8,784	8,392
Share-based compensation	8,255	7,119
Original issue discount	—	2,829
State income taxes	3,949	5,033
State and foreign net operating losses	7,286	6,247
Tax credits and deferred interest	3,833	2,657
Other	3,739	1,783
Total gross deferred income tax assets	77,434	75,286
Valuation allowance	(5,430)	(2,640)
Total deferred income tax assets, net of valuation allowance	72,004	72,646

Deferred income tax liabilities:
Property and equipment	(39,046)	(25,398)
Merchandise inventories	(3,198)	(8,447)
Prepaid expenses	(4,755)	(2,538)
Cancellation of debt	—	(4,783)
Total deferred income tax liabilities	(46,999)	(41,166)

Net deferred income tax assets	$25,005	$31,480

A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. In evaluating our ability to realize our deferred tax assets we considered sources of future taxable income, including future reversals of existing taxable temporary differences, forecast of future profitability and tax-planning strategies.

At February 2, 2019, we had state net operating loss carryforwards to reduce future taxable income of $7.1 million, net of federal tax benefits, and $0.2 million of foreign net operating loss carryforwards expiring at various dates between fiscal 2019 and fiscal 2038. Cash paid for income taxes totaled $134.4 million, $181.3 million and $162.4 million in fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

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

A reconciliation of gross unrecognized tax benefits from the end of fiscal 2017 through the end of fiscal 2018 is as follows (in thousands):

Balance at beginning of year	$46,894
Additions related to the current year	6,556
Additions related to prior years	12,870
Reductions related to prior years	(4,937)
Settlement of tax positions	(2,355)
Expiration of applicable statute of limitations	(208)
Balance at end of year	$58,820

Included in the balance of unrecognized tax benefits at February 2, 2019 is $36.1 million which, if recognized, would affect income tax expense. We do not expect any material changes to our liability for uncertain tax positions during the next 12 months. At February 2, 2019 and February 3, 2018, the total amount of interest accrued within the tax liability was $4.9 million and $3.0 million, respectively. There was no material interest or penalty expense recognized in the consolidated statements of comprehensive income in fiscal 2018, fiscal 2017 or fiscal 2016.

Our income tax returns are subject to examination by taxing authorities in the jurisdictions in which we operate. The periods subject to examination for our U.S. federal returns are fiscal 2013 to fiscal 2017 and fiscal 2011 to fiscal 2017 for our Canadian returns. State and provincial income tax returns are generally subject to examination for a period of three to seven years after filing. We have various state and provincial income tax returns in the process of examination, appeals or settlements. Our income tax returns for fiscal 2011 and fiscal 2012 are currently under examination by the Canadian tax authorities. Our federal returns for fiscal 2013 and fiscal 2014 are currently under examination by the Internal Revenue Service. We are not aware of any issues which would result in a material assessment of net tax obligations.

10. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table includes detail regarding changes in the composition of accumulated other comprehensive loss (in thousands):

	Fiscal Years Ended
	February 2,	February 3,
	2019	2018
Beginning of period	$(3,660)	$(14,224)
Foreign currency translation adjustment and other	(6,188)	10,564
Interest rate swaps	(4,710)	—
End of period	$(14,558)	$(3,660)

11. SHARE-BASED COMPENSATION

The Michaels Companies, Inc. Second Amended and Restated 2014 Omnibus Long-Term Incentive Plan provides for the grant of share-based awards for up to  28.6 million shares of common stock. As of February 2, 2019, there were 7.5 million shares of common stock remaining available for grant. Generally, time-based share awards vest ratably over four or five years and stock options expire eight to ten years from the grant date. Restricted awards that are performance-based are expected to vest between one to four years from the grant date. As of February 2, 2019, unrecognized compensation cost for all unvested share-based awards totaled $68.2 million and is expected to be recognized over a weighted-average period of 2.5 years. Share-based compensation expense totaled $27.1 million in fiscal 2018, $24.3 million in fiscal 2017 and $16.5 million in fiscal 2016 and is recorded in cost of sales and occupancy expense and SG&A in the consolidated statements of comprehensive income.

Stock Options

The fair value of each stock option is estimated using the Black-Scholes option pricing model. The following table presents the weighted-average assumptions used during fiscal years 2018, 2017 and 2016:

	Fiscal Year
	2018	2017	2016
Risk-free interest rates (1)	2.5%	1.7%	1.1%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility (2)	32.8%	29.9%	29.8%
Expected life of options in years (3)	4.1	4.1	4.1

(1)	Based on interest rates for U.S. Treasury instruments with terms consistent with the expected lives of the awards.
(2)	We considered our historical and implied volatility as well as the implied volatilities for exchange-traded options of a peer group of companies.
(3)	Expected lives were based on an analysis of historical exercise and post-vesting employment termination.

The stock option activity during the fiscal year ended February 2, 2019 was as follows:

			Weighted-
			Average
			Remaining	Aggregate
	Number of	Weighted-	Contractual	Intrinsic
	Shares	Average Exercise	Term	Value
	(in thousands)	Price	(in years)	(in thousands)
Outstanding at beginning of year	7,976	$19.81
Granted	2,088	19.38
Exercised	(369)	10.81
Expired/Forfeited	(1,151)	22.50
Outstanding at end of year	8,544	$19.73	6.6	$490

Shares exercisable at end of year	4,588	$18.41	4.9	$490

The total grant date fair value of options that vested during fiscal 2018, fiscal 2017 and fiscal 2016 was $9.5 million,  $8.3 million and $7.4 million, respectively. The intrinsic value for options that vested during fiscal 2018, fiscal 2017 and fiscal 2016 was $4.1 million, $5.4 million and $13.1 million, respectively. The intrinsic value for options exercised during fiscal 2018,  fiscal 2017 and fiscal 2016 was $2.6 million, $15.7 million and $30.8 million, respectively. As of the beginning of fiscal 2018, there were 4.5 million nonvested options with a weighted-average fair value of $5.77 per share. As of the end of fiscal 2018, there were 4.0 million nonvested options with a weighted-average fair value of $5.93 per share. The weighted-average fair value of options granted during fiscal 2018, fiscal 2017 and fiscal 2016 was $5.85,  $5.88 and $6.27, respectively. During fiscal 2018, there were 1.8 million options that vested and 1.2 million options that were cancelled with a weighted-average fair value of $5.40 and $5.97 per share, respectively.

Restricted Shares

The Company issues restricted shares to certain key employees and its Board of Directors. Restricted share units awarded to employees that are time-based vest ratably over four or five years. Restricted share units that are performance-based vest based on predetermined financial and operational targets and are expected to vest between one to four years from the grant date. Restricted shares awarded to Board of Director members vest ratably over one year. Compensation expense for all time-based restricted stock awards and restricted stock units is based on the amortization of the fair market value at the date of grant over the vesting period. Compensation expense for performance-based  restricted share units is based on the estimated timing of the achievement of predetermined financial and operational targets.

Restricted stock unit activity during the fiscal year ended February 2, 2019 was as follows:

	Number of Shares (in thousands)	Weighted-Average Fair Value
Outstanding at beginning of year	1,460	$22.81
Granted (1)	2,663	18.49
Vested	(407)	22.87
Forfeited	(418)	21.14
Outstanding at end of year	3,298	$19.53

(1)	Includes 1.1 million awards granted with vesting subject to performance conditions, with a weighted average fair value of $17.38 per share.

Restricted stock award activity during the fiscal year ended February 2, 2019 was as follows:

	Number of Shares (in thousands)	Weighted-Average Fair Value
Outstanding at beginning of year	521	$22.84
Vested	(289)	21.41
Forfeited	(60)	24.37
Outstanding at end of year	172	$24.60

12. EARNINGS PER SHARE

The Company’s unvested restricted stock awards contain non-forfeitable rights to dividends and meet the criteria of a participating security as defined by ASC 260, “Earnings Per Share”. In applying the two-class method, net income is allocated to both common and participating securities based on their respective weighted-average shares outstanding for the period. Basic earnings per share is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average common shares outstanding plus the potential dilutive impact from the exercise of stock options and restricted stock units. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. There were 7.2 million, 5.5 million and 2.3 million anti-dilutive shares in fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Fiscal Year
	2018	2017	2016
Basic earnings per common share:
Net income	$319,545	$390,498	$378,159
Less income related to unvested restricted shares	(595)	(1,519)	(2,323)
Income available to common shareholders - Basic	$318,950	$388,979	$375,836

Weighted-average common shares outstanding - Basic	170,610	184,281	204,735

Basic earnings per common share	$1.87	$2.11	$1.84

Diluted earnings per common share:
Net income	$319,545	$390,498	$378,159
Less income related to unvested restricted shares	(593)	(1,508)	(2,305)
Income available to common shareholders - Diluted	$318,952	$388,990	$375,854

Weighted-average common shares outstanding - Basic	170,610	184,281	204,735
Effect of dilutive stock options and restricted stock units	768	1,285	1,619
Weighted-average common shares outstanding - Diluted	171,378	185,566	206,354

Diluted earnings per common share	$1.86	$2.10	$1.82

13. SEGMENTS AND GEOGRAPHIC INFORMATION

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

Our net sales by country and sales by product category are as follows (in thousands):

	Fiscal Year
	2018	2017	2016
Net Sales:
United States (1)	$4,783,903	$4,856,275	$4,736,578
Canada	488,041	505,685	460,714
Total	$5,271,944	$5,361,960	$5,197,292

Sales by Product Category:
General crafts	$2,604,905	$2,685,787	$2,634,743
Home décor and seasonal	1,230,054	1,177,069	1,088,989
Custom and ready-made framing	801,075	875,944	898,798
Papercrafting	635,910	623,160	574,762
Total	$5,271,944	$5,361,960	$5,197,292

(1)

In March 2018, we closed substantially all of our Aaron Brothers stores. For fiscal 2018, fiscal 2017 and fiscal 2016, Aaron Brothers net sales totaled approximately $12.9 million, $110.4 million and $120.5 million, respectively.

Our total assets by country are as follows (in thousands):

	Fiscal Year
	2018	2017
Total Assets:
United States (1)	$1,949,836	$2,145,244
Canada	178,500	154,971
Total	$2,128,336	$2,300,215

(1)	In fiscal 2018, we wrote off approximately $97.8 million of assets in connection with the closure of substantially all of our Aaron Brothers stores and the closure of all our Pat Catan’s stores.

Assets are categorized based on their geographic location. Certain assets located in the U.S. are also used to support our Canadian operations but are not allocated to Canada.

14. CONTINGENCIES

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

Following the filing of the case in New Jersey, five additional purported class action lawsuits with six plaintiffs were filed, Michele Castro and Janice Bercut v. Michaels Stores, Inc., in the U.S. District Court for the Northern District of Texas, Michelle Bercut v. Michaels Stores, Inc. in the Superior Court of California for Sonoma County, Raini Burnside v. Michaels Stores, Inc., in the U.S. District Court for the Western District of Missouri, Sue Gettings v. Michaels Stores, Inc., in the U.S. District Court for the Southern District of New York, and Barbara Horton v. Michaels Stores, Inc., in the U.S. District Court for the Central District of California. All of the plaintiffs alleged violations of the FCRA. In addition, the Castro, Horton and Janice Bercut lawsuits also alleged violations of California’s unfair competition law. The Burnside, Horton and Gettings lawsuits, as well as the claims by Michele Castro, have been dismissed. The Graham, Janice Bercut and Michelle Bercut lawsuits were transferred for centralized pretrial proceedings to the District of New Jersey. On January 24, 2017, the Company’s motion to dismiss for lack of standing was granted, and the court declined to rule on the merits of plaintiffs’ claims. The dismissal order was stayed for 30 days to allow the plaintiffs to amend their complaints. Because there were no amendments filed, two of the three centralized cases were dismissed and subsequently appealed to the U.S. Court of Appeals for the Third Circuit, and the remaining case (Michelle Bercut) was remanded to California Superior Court. The parties reached a class settlement which was approved by the California Superior Court on October 10, 2018. The resolution of the lawsuits did not have a material effect on our consolidated financial statements.

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

15. RETIREMENT PLANS

We sponsor a 401(k) Savings Plan for our eligible employees and certain of our subsidiaries. Participation in the 401(k) Savings Plan is voluntary and available to any employee who is at least 21 years of age and has completed three months of full-time service or one year of part-time service. Participants may elect to contribute up to 80% of their compensation on a pre-tax basis and up to 10% on an after-tax basis. In accordance with the provisions of the

401(k) Savings Plan, we make a matching cash contribution to the account of each participant in an amount equal to 50% of the participant’s pre-tax contributions that do not exceed 6% of the participant’s compensation for the year. Matching contributions vest to the participants based on years of service, with 100% vesting after three years. Our matching contribution expense was $4.8 million, $4.7 million and $4.4 million in fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

During fiscal 2016, the Company established a nonqualified deferred compensation plan for certain executives and other highly compensated employees. The deferred compensation plan provides participants with the opportunity to defer up to 75% of their base salary and up to 100% of their annual earned bonus. Participants are 100% vested in these deferrals and the associated investment returns. The Company does not currently make any matching cash contributions to the participant accounts. As of February 2, 2019 and February 3, 2018, liabilities associated with the deferred compensation plan, which are included in long-term other liabilities in the consolidated balance sheets, were $4.7 million and $2.3 million, respectively. The Company established a rabbi trust to fund the deferred compensation plan’s obligations. As of February 2, 2019 and February 3, 2018, assets of the rabbi trust, which consist primarily of mutual funds and are subject to the claims of our creditors, were $4.0 million and $2.1 million, respectively, and are included in other assets in the consolidated balance sheets.

16. RELATED PARTY TRANSACTIONS

Affiliates of, or funds advised by, Bain Capital Partners, LLC (“Bain Capital”) and The Blackstone Group L.P. (“The Blackstone Group”, together with Bain Capital and their applicable affiliates, the “Sponsors”) owned approximately 46% of our outstanding common stock as of February 2, 2019.

The Blackstone Group owns a majority equity position in RGIS, a vendor we utilized until February 2018 to count our store inventory. Payments associated with this vendor during fiscal 2018, fiscal 2017 and fiscal 2016 were $0.7 million, $6.3 million and $6.0 million, respectively, and are included in SG&A in the consolidated statements of comprehensive income.

The Blackstone Group owns a majority equity position in Excel Trust, Inc., Blackstone Real Estate DDR Retail Holdings III, LLC and Blackstone Real Estate RC Retail Holdings, LLC, vendors we utilize to lease certain properties. Payments associated with these vendors during fiscal 2018, fiscal 2017 and fiscal 2016 were $6.1 million,  $7.6 million and $5.2 million, respectively. These expenses are included in cost of sales and occupancy expense in the consolidated statements of comprehensive income.

The Blackstone Group owns a majority equity position in JDA Software Group, Inc., a vendor we utilize for transportation and supply chain software. Payments associated with this vendor during fiscal 2018, fiscal 2017 and fiscal 2016 were $3.0 million, $1.3 million and $1.5 million, respectively. These expenses are included in SG&A in the consolidated statements of comprehensive income.

Three of our current directors, Joshua Bekenstein, Ryan Cotton and Peter F. Wallace, are affiliates of Bain Capital or The Blackstone Group. As such, some or all of such directors may have an indirect material interest in payments with respect to debt securities of the Company that have been purchased by affiliates of Bain Capital and The Blackstone Group. As of February 2, 2019, affiliates of The Blackstone Group held $91.6 million of our Amended and Restated Term Loan Credit Facility.

17. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

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

Michaels Stores, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	February 2,	February 3,
ASSETS	2019	2018
Current assets:
Cash and equivalents	$245,108	$425,129
Merchandise inventories	1,108,715	1,123,288
Prepaid expenses and other current assets	160,767	127,656
Total current assets	1,514,590	1,676,073
Property and equipment, net	439,077	420,020
Goodwill	112,069	119,074
Other assets	61,667	84,537
Total assets	$2,127,403	$2,299,704

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$485,004	$483,002
Accrued liabilities and other	378,313	369,647
Current portion of long-term debt	24,900	24,900
Other current liabilities	43,907	124,881
Total current liabilities	932,124	1,002,430
Long-term debt	2,681,000	2,701,764
Other liabilities	199,705	165,662
Total stockholders’ deficit	(1,685,426)	(1,570,152)
Total liabilities and stockholders’ deficit	$2,127,403	$2,299,704

Michaels Stores, Inc.

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Fiscal Year
	2018	2017	2016
Net sales	$5,271,944	$5,361,960	$5,197,292
Cost of sales and occupancy expense	3,248,276	3,233,171	3,169,476
Gross profit	2,023,668	2,128,789	2,027,816
Selling, general and administrative	1,350,371	1,389,334	1,305,855
Restructure charges	104,238	—	—
Store pre-opening costs	4,417	2,999	4,484
Operating income	564,642	736,456	717,477
Interest and other expense	146,572	129,657	133,529
Income before income taxes	418,070	606,799	583,948
Income taxes	97,751	215,820	204,247
Net income	$320,319	$390,979	$379,701

Other comprehensive income, net of tax:
Foreign currency translation adjustment and other	(10,898)	10,564	7,832
Comprehensive income	$309,421	$401,543	$387,533

Michaels Stores, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year
	2018	2017	2016
Cash flows from operating activities:
Net cash provided by operating activities	$443,275	$535,544	$577,088

Cash flows from investing activities:
Additions to property and equipment	(145,387)	(127,830)	(114,462)
Acquisition of Lamrite West, net of cash acquired	—	—	(151,100)
Purchases of long-term investments	—	—	(1,325)
Net cash used in investing activities	(145,387)	(127,830)	(266,887)

Cash flows from financing activities:
Net repayments of debt	(380,300)	(413,325)	(60,675)
Net borrowings of debt	355,400	382,200	42,000
Payment of dividend to Michaels Funding, Inc.	(451,892)	(245,514)	(400,823)
Other financing activities	(1,117)	—	(1,299)
Net cash used in financing activities	(477,909)	(276,639)	(420,797)

Net change in cash and equivalents	(180,021)	131,075	(110,596)
Cash and equivalents at beginning of period	425,129	294,054	404,650
Cash and equivalents at end of period	$245,108	$425,129	$294,054

18. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Unaudited quarterly results of operations for fiscal 2018 and fiscal 2017 were as follows (in thousands, except per share data):

	Fiscal 2018
	First	Second	Third	Fourth
	Quarter (1)	Quarter	Quarter (2)	Quarter
Net sales (3)	$1,155,511	$1,053,267	$1,274,058	$1,789,109
Cost of sales and occupancy expense	698,948	679,938	795,104	1,074,285
Gross profit	456,563	373,329	478,954	714,824
Selling, general and administrative	328,617	300,981	340,593	381,211
Restructure charges (4)	47,498	(3,220)	—	59,960
Operating income	78,943	74,273	137,165	273,230
Net income	26,885	27,488	83,769	181,403
Diluted earnings per common share	$0.15	$0.15	$0.50	$1.15

	Fiscal 2017
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter (5)
Net sales (6)	$1,158,563	$1,072,593	$1,240,196	$1,890,608
Cost of sales and occupancy expense	690,929	670,082	756,088	1,116,072
Gross profit	467,634	402,511	484,108	774,536
Selling, general and administrative	327,396	313,867	329,298	419,839
Operating income	139,260	87,982	153,858	354,290
Net income	72,208	35,562	79,760	202,968
Diluted earnings per common share	$0.38	$0.19	$0.44	$1.11

(1)	Net income for the first quarter of fiscal 2018 includes $8.1 million of additional income tax expense as a result of the Tax Act.
(2)	Net income for the third quarter of fiscal 2018 includes an income tax benefit of $7.1 million as a result of the Tax Act.
(3)	Net sales for Aaron Brothers were $12.9 million in the first quarter of fiscal 2018. There were no Aaron Brothers net sales in the second, third and fourth quarters of fiscal 2018.
(4)

Includes restructure charges primarily related to the closure of substantially all of our Aaron Brothers stores in the first quarter of fiscal 2018 and all of our Pat Catan’s stores in the fourth quarter of fiscal 2018.

(5)	Net income for the fourth quarter of fiscal 2017 includes $8.5 million of additional income tax expense as a result of the Tax Act.
(6)	Net sales of Aaron Brothers during fiscal 2017 were $25.5 million, $27.3 million, $25.2 million and $32.4 million for the first, second, third and fourth quarter, respectively.

We report on the basis of a 52-week or 53-week fiscal year, which ends on the Saturday closest to January 31. Our interim periods each contain 13 weeks ending on the Saturday closest to April 30, July 31 and October 31, with the exception of the 4th quarter of fiscal 2017, which consisted of 14 weeks.

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

10.13*

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

10.22*

The Michaels Companies, Inc. Second Amended and Restated 2014 Omnibus Long-Term Incentive Plan (previously filed as Exhibit 10.1 to Form 8-k filed by the Company on June 8,2017, SEC File No. 001-36501).

10.23*

Form of Restricted Stock Unit Agreement for Employees under the Second Amended and Restated 2014 Omnibus Long-Term Incentive Plan (previously filed as Exhibit 10.1 to Form 10-Q filed by the Company on December 7, 2018, SEC File No. 001-36501).

10.24*	Michaels Stores, Inc. Amended and Restated Officer Severance Pay Plan (previously filed as Exhibit 10.1 to Form 10-Q filed by the Company on June 6, 2017, SEC File No. 001-36501).

10.25	Form of Director and Officer Indemnification Agreement (previously filed as Exhibit 10.29 to Form S-1 filed by the Company on June 9, 2014 SEC File No. 333-193000).

10.26

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

10.27

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

10.28

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

10.29

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

Exhibit Number	Description of Exhibit
10.30

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

10.31

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

10.32

First Amendment to Amended and Restated Credit Agreement, dated June 10, 2014, to the Amended and Restated Credit Agreement, dated January 28, 2013, among Michaels Stores, Inc., Deutsche Bank AG New York Branch, as administrative agent, and the guarantors named therein (previously filed as Exhibit 10.3 to Form 8-K filed by Michaels Stores, Inc. on June 11, 2014, SEC File No. 001-09338).

10.33

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

10.34

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

10.35*	Michaels Stores, Inc. Employees 401(k) Plan, effective March 1, 2009 (previously filed as Exhibit 10.30 to Form 10-K filed by Michaels Stores, Inc., on April 2, 2009, SEC File No. 001-09338).

10.36

Fixed Dollar Accelerated Share Repurchase Transaction Confirmation dated June 28, 2018 between The Michaels Companies, Inc. and JPMorgan Chase Bank, National Association, London Branch (previously filed as Exhibit 10.1 to Form 8-K filed by the Company on July 3, 2018, SEC File No. 001-36501).

10.37*

Letter Agreement, dated February 28, 2019, among The Michaels Companies, Inc., Michaels Stores, Inc. and Mark Cosby (previously filed as Exhibit 10.1 to Form 8-K filed by the Company on February 28, 2019, SEC File No. 001-36501).

Exhibit Number	Description of Exhibit
10.38*

Separation Agreement, dated February 27, 2019, among The Michaels Companies, Inc., Michaels Stores, Inc. and Carl S. Rubin (previously filed as Exhibit 10.2 to Form 8-K filed by the Company on February 28, 2019, SEC File No. 001-36501).

21.1	Subsidiaries of the Company (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certifications of Mark S. Cosby pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certifications of Denise A. Paulonis pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 19, 2019	THE MICHAELS COMPANIES, INC.

	By:	/s/ Denise A. Paulonis
Denise A. Paulonis
Executive Vice President & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark S. Cosby	Interim Chief Executive Officer and Director	March 19, 2019
Mark S. Cosby	(Principal Executive Officer)

/s/ Denise A. Paulonis	Executive Vice President and Chief Financial Officer	March 19, 2019
Denise A. Paulonis	(Principal Financial Officer)

/s/ James E. Sullivan	Chief Accounting Officer and Controller	March 19, 2019
James E. Sullivan	(Principal Accounting Officer)

/s/ Joshua Bekenstein	Director	March 19, 2019
Joshua Bekenstein

/s/ Ryan Cotton	Director	March 19, 2019
Ryan Cotton

/s/ Monte E. Ford	Director	March 19, 2019
Monte E. Ford

/s/ Karen Kaplan	Director	March 19, 2019
Karen Kaplan

/s/Matthew S. Levin	Director	March 19, 2019
Matthew S. Levin

/s/ John J. Mahoney	Director	March 19, 2019
John J. Mahoney

/s/James A. Quella	Director	March 19, 2019
James A. Quella

/s/ Beryl B. Raff	Director	March 19, 2019
Beryl B. Raff

/s/ Peter F. Wallace	Director	March 19, 2019
Peter F. Wallace

	Director	March 19, 2019
Carl S. Rubin