Form 10-Q
period 2019-05-04
Michaels Companies, Inc.
filed 2019-06-07
CIK 1593936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2019

Commission file number 001-36501

THE MICHAELS COMPANIES, INC.

A Delaware Corporation

IRS Employer Identification No. 37-1737959

8000 Bent Branch Drive

Irving, Texas 75063

(972) 409-1300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.06775 par value	MIK	Nasdaq Stock Exchange

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

As of May 30, 2019, 158,170,366 shares of The Michaels Companies, Inc.’s common stock were outstanding.

THE MICHAELS COMPANIES, INC.

Part I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE MICHAELS COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(Unaudited)

	13 Weeks Ended
	May 4,	May 5,
	2019	2018
Net sales	$1,093,720	$1,155,511
Cost of sales and occupancy expense	676,080	698,948
Gross profit	417,640	456,563
Selling, general and administrative	320,597	328,617
Restructure charges	3,087	47,498
Store pre-opening costs	1,226	1,505
Operating income	92,730	78,943
Interest expense	37,359	34,594
Other expense (income), net	3,105	(1,693)
Income before income taxes	52,266	46,042
Income taxes	14,575	19,157
Net income	$37,691	$26,885

Other comprehensive income, net of tax:
Foreign currency translation and other	(4,826)	(7,053)
Comprehensive income	$32,865	$19,832

Earnings per common share:
Basic	$0.24	$0.15
Diluted	$0.24	$0.15
Weighted-average common shares outstanding:
Basic	157,749	181,523
Diluted	157,861	182,652

See accompanying notes to consolidated financial statements.

THE MICHAELS COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	May 4,	February 2,	May 5,
ASSETS	2019	2019	2018
Current Assets:
Cash and equivalents	$246,727	$245,887	$422,454
Merchandise inventories	1,101,729	1,108,715	1,121,563
Prepaid expenses and other	65,304	98,659	108,481
Accounts receivable, net	32,203	57,328	30,033
Income taxes receivable	4,020	4,935	2,818
Total current assets	1,449,983	1,515,524	1,685,349
Property and equipment, at cost	1,676,751	1,656,098	1,569,720
Less accumulated depreciation and amortization	(1,242,869)	(1,217,021)	(1,144,815)
Property and equipment, net	433,882	439,077	424,905
Operating lease assets	1,613,719	—	—
Goodwill	112,069	112,069	119,074
Other intangible assets, net	16,960	17,238	21,376
Deferred income taxes	25,577	25,005	33,338
Other assets	27,068	19,423	29,496
Total assets	$3,679,258	$2,128,336	$2,313,538

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$406,947	$485,004	$449,687
Accrued liabilities and other	354,398	378,742	384,630
Current portion of operating lease liabilities	300,489	—	—
Current portion of long-term debt	24,900	24,900	24,900
Income taxes payable	55,339	43,907	82,219
Total current liabilities	1,142,073	932,553	941,436
Long-term debt	2,675,602	2,681,000	2,696,408
Long-term operating lease liabilities	1,380,175	—	—
Other liabilities	68,766	140,978	159,615
Total liabilities	5,266,616	3,754,531	3,797,459

Commitments and contingencies

Stockholders’ Deficit:
Common stock, $0.06775 par value, 350,000 shares authorized; 158,126 shares issued and outstanding at May 4, 2019; 157,774 shares issued and outstanding at February 2, 2019; and 182,055 shares issued and outstanding at May 5, 2018	10,620	10,594	12,225
Additional paid-in-capital	11,900	5,954	27,463
Accumulated deficit	(1,590,494)	(1,628,185)	(1,512,896)
Accumulated other comprehensive loss	(19,384)	(14,558)	(10,713)
Total stockholders’ deficit	(1,587,358)	(1,626,195)	(1,483,921)
Total liabilities and stockholders’ deficit	$3,679,258	$2,128,336	$2,313,538

See accompanying notes to consolidated financial statements.

THE MICHAELS COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	13 Weeks Ended
	May 4,	May 5,
	2019	2018
Cash flows from operating activities:
Net income	$37,691	$26,885
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of operating lease assets	81,371	—
Depreciation and amortization	31,489	29,458
Share-based compensation	7,251	6,969
Debt issuance costs amortization	1,237	1,274
Loss on write-off of investment	5,036	—
Accretion of long-term debt, net	(130)	(126)
Restructure charges	3,087	47,498
Deferred income taxes	140	2,580
Changes in assets and liabilities:
Merchandise inventories	6,966	(18,755)
Prepaid expenses and other	(6,412)	1,523
Accounts receivable	23,705	(4,892)
Other assets	(12,964)	(842)
Operating lease liabilities	(56,843)	—
Accounts payable	(81,237)	(46,639)
Accrued interest	7,706	8,325
Accrued liabilities and other	(25,611)	(35,356)
Income taxes	12,318	11,689
Other liabilities	(1,002)	2,912
Net cash provided by operating activities	33,798	32,503

Cash flows used in investing activities:
Additions to property and equipment	(25,101)	(27,824)

Cash flows from financing activities:
Common stock repurchased	(2,172)	(2,119)
Payments on term loan credit facility	(6,225)	(6,225)
Payment of dividends	—	(317)
Proceeds from stock options exercised	540	540
Net cash used in financing activities	(7,857)	(8,121)

Net change in cash and equivalents	840	(3,442)
Cash and equivalents at beginning of period	245,887	425,896
Cash and equivalents at end of period	$246,727	$422,454

Supplemental cash flow information:
Cash paid for interest	$29,164	$25,344
Cash paid for taxes	$2,320	$5,370

See accompanying notes to consolidated financial statements.

THE MICHAELS COMPANIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands)

(Unaudited)

					Accumulated
	Number of		Additional		Other
	Common	Common	Paid-in	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	Loss	Total
Balance at February 2, 2019	157,774	$10,594	$5,954	$(1,628,185)	$(14,558)	$(1,626,195)
Net income	—	—	—	37,691	—	37,691
Foreign currency translation and other	—	—	—	—	(4,826)	(4,826)
Share-based compensation	—	—	7,604	—	—	7,604
Exercise of stock options and other awards	555	38	502	—	—	540
Repurchase of stock and retirements	(229)	(12)	(2,160)	—	—	(2,172)
Issuance of restricted stock awards	26	—	—	—	—	—
Balance at May 4, 2019	158,126	$10,620	$11,900	$(1,590,494)	$(19,384)	$(1,587,358)

Balance at February 3, 2018	181,919	$12,206	$21,740	$(1,539,781)	$(3,660)	$(1,509,495)
Net income	—	—	—	26,885	—	26,885
Foreign currency translation and other	—	—	—	—	(7,053)	(7,053)
Share-based compensation	—	—	7,321	—	—	7,321
Exercise of stock options and other awards	374	25	515	—	—	540
Repurchase of stock and retirements	(238)	(6)	(2,113)	—	—	(2,119)
Balance at May 5, 2018	182,055	$12,225	$27,463	$(1,512,896)	$(10,713)	$(1,483,921)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 2, 2019 filed with the Securities and Exchange Commission (“SEC”) pursuant to Section 13 or 15(d) under the Securities Exchange Act of 1934. In the opinion of management, all adjustments (consisting of normal recurring accruals and other items) considered necessary for a fair presentation have been included.

We report on the basis of a 52-week or 53-week fiscal year, which ends on the Saturday closest to January 31. All references to fiscal year mean the year in which that fiscal year began. References to “fiscal 2019” relate to the 52 weeks ending February 1, 2020 and references to “fiscal 2018” relate to the 52 weeks ended February 2, 2019. In addition, all references to “the first quarter of fiscal 2019” relate to the 13 weeks ended May 4, 2019 and all references to “the first quarter of fiscal 2018” relate to the 13 weeks ended May 5, 2018. Because of the seasonal nature of our business, the results of operations for the 13 weeks ended May 4, 2019 are not indicative of the results to be expected for the entire year.

Restructure Charges

In March 2018, we closed substantially all of our Aaron Brothers stores and in January 2019, we closed all 36 of our Pat Catan’s stores. In the first quarter of fiscal 2019, we recorded a restructure charge related to Pat Catan’s totaling $3.1 million, primarily related to employee-related expenses. In the first quarter of fiscal 2018, we recorded a restructure charge related to Aaron Brothers totaling $47.5 million, primarily related to the transfer of the rights to sell inventory and other assets to a third party to facilitate the store closures and assist with the disposition of our remaining lease obligations and employee-related expenses. In the first quarter of fiscal 2018, Pat Catan's and Aaron Brothers had net sales totaling approximately $25.8 million and $12.9 million, respectively. Excluding the restructure charges, Aaron Brothers and Pat Catan’s did not have a material impact on the Company’s operating income in the periods presented.

Share Repurchase Program

In September 2018, the Board of Directors authorized a new share repurchase program for the Company to purchase $500.0 million of the Company’s common stock on the open market or through accelerated share repurchase transactions. The share repurchase program does not have an expiration date, and the timing and number of repurchase transactions under the program will depend on market conditions, corporate considerations, debt agreements and regulatory requirements. Shares repurchased under the program are held as treasury shares until retired. As of May 4, 2019, we had $398.4 million of availability remaining under our current share repurchase program.

Accounting Pronouncement Recently Adopted

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). Under ASU 2016‑02, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. The lease standard requires companies to use a modified retrospective transition approach as of the beginning of the earliest comparable period presented in the company’s financial statements. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements”  which provided an additional transition option that allows companies to continue applying the guidance under the current lease standard in the comparative periods presented in the consolidated financial statements. We utilized the additional transition option to adopt ASU 2016-02 in the first quarter of fiscal 2019. As a result, the standard was applied starting February 3, 2019 and prior periods were not restated. We also elected the practical expedient permitted under the transition guidance which permits companies not to reassess prior conclusions on lease identification, historical lease classification and initial direct costs. The adoption of the standard resulted in the recognition of operating lease assets and liabilities of approximately $1.7 billion as of February 3, 2019. The adoption did not result in a material impact on our consolidated statements of comprehensive income.

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

Impairment losses related to store-level operating lease assets and property and equipment are calculated using significant unobservable inputs including the present value of future cash flows expected to be generated using a risk-adjusted weighted-average cost of capital and comparable store sales growth assumptions and, therefore, are classified as a Level 3 measurement in the fair value hierarchy.

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates their estimated fair values due to the short maturities of these instruments.

The table below provides the fair values of our senior secured term loan facility (“Amended and Restated Term Loan Credit Facility”), our 5.875% senior subordinated notes maturing in 2020 (“2020 Senior Subordinated Notes’’) and our interest rate swaps.

	May 4,	February 2,	May 5,
	2019	2019	2018
	(in thousands)
Assets
Interest rate swaps	$—	$—	$1,106

Liabilities
Term loan credit facility	$2,187,467	$2,177,098	$2,237,256
Senior subordinated notes	511,275	511,913	518,925
Short-term portion of interest rate swaps	3,686	2,557	4,930
Long-term portion of interest rate swaps	5,408	3,809	—

The fair values of our Amended and Restated Term Loan Credit Facility and our 2020 Senior Subordinated Notes were determined based on quoted market prices which are considered Level 1 inputs within the fair value hierarchy.

The fair value of our interest rate swaps was calculated using significant observable inputs including the present value of estimated future cash flows using the applicable interest rate curves and, therefore, were classified as Level 2 inputs within the fair value hierarchy. The short-term and long-term interest rate swap liabilities are recorded in accrued liabilities and other liabilities, respectively, in our consolidated balance sheets. The interest rate swap asset in fiscal 2018 is recorded in other assets in our consolidated balance sheets.

3. REVENUE RECOGNITION

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

Customer Receivables

As of May 4, 2019, February 2, 2019 and May 5, 2018, receivables from customers, which consist primarily of trade receivables related to Darice, were approximately $22.4 million, $32.1 million and $18.4 million, respectively, and are included in accounts receivable, net in the consolidated balance sheets.

Gift Cards

The gift card liability is included in accrued liabilities and other in the consolidated balance sheets. The following table includes activity related to gift cards (in thousands):

	13 Weeks Ended
	May 4,	May 5,
	2019	2018
Balance at beginning of period	$61,071	$56,729
Issuance of gift cards	11,325	11,543
Revenue recognized (1)	(15,747)	(15,916)
Gift card breakage	(941)	(843)
Balance at end of period	$55,708	$51,513

(1)	Revenue recognized from the beginning liability during the first quarters of fiscal 2019 and fiscal 2018 totaled $10.7 million.

4. LEASES

We lease our retail store locations, distribution centers, office facilities and certain equipment under non-cancelable operating leases. Substantially all store leases have initial lease terms of approximately 10 years, the majority of which provide for one or more five-year renewal options. The exercise of lease renewal options is at the Company’s sole discretion. We include the lease renewal option periods in the calculation of our operating lease assets and liabilities when it is reasonably certain that we will renew the lease.

Our operating lease assets represent our right to use an underlying asset for the lease term and our operating lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. In addition, operating lease assets exclude lease incentives received. As most of our leases do not contain an implicit rate of return, we use our estimated incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. For operating leases that commenced prior to the adoption date of the new lease accounting standard, we used the incremental borrowing rate as of the adoption date. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

We have lease agreements with lease and non-lease components, which are generally accounted for as a single lease component. Our short-term non-real estate leases, which have a non-cancelable lease term of less than one year, are not included in the operating lease assets or liabilities. Short-term lease expense is recognized on a straight-line basis over the lease term.

The components of lease costs are as follows (in thousands):

13 Weeks Ended
May 4,
2019
Operating lease cost (1)	$105,465
Variable lease cost (2)	36,440
Total lease cost	$141,905

(1)	Includes an immaterial amount related to short-term non-real estate leases.
(2)

Includes taxes, insurance and common areas maintenance costs for our leased facilities which are paid based on actual cost incurred by the lessor. Also includes contingent rent which is immaterial in the period presented.

Additional information related to our operating leases is as follows (in thousands, except weighted-average data):

13 Weeks Ended
May 4,
2019
Operating cash outflows included in the measurement of lease liabilities	$106,998
Operating lease assets obtained in exchange for new operating lease liabilities	$52,709
Weighted-average remaining lease term	6.2 years
Weighted-average discount rate	5.6%

Maturities of our lease liabilities are as follows as of May 4, 2019 (in thousands):

Fiscal Year
2019	$284,284
2020	392,335
2021	337,625
2022	276,194
2023	213,765
Thereafter	509,549
Total lease payments	$2,013,752
Less: Interest	(333,088)
Present value of lease liabilities	$1,680,664

Lease payments exclude $125.2 million related to 33 leases that have been signed as of May 4, 2019 but have not yet commenced.

5. DEBT

Long-term debt consists of the following (in thousands):

		May 4,	February 2,	May 5,
	Interest Rate	2019	2019	2018
Term loan credit facility	Variable	$2,201,225	$2,207,450	$2,226,125
Senior subordinated notes	5.875%	510,000	510,000	510,000
Total debt		2,711,225	2,717,450	2,736,125
Less unamortized discount/premium and debt costs		(10,723)	(11,550)	(14,817)
Total debt, net		2,700,502	2,705,900	2,721,308
Less current portion		(24,900)	(24,900)	(24,900)
Long-term debt		$2,675,602	$2,681,000	$2,696,408

Revolving Credit Facility

As of May 4, 2019 and May 5, 2018, the borrowing base under our senior secured asset-based revolving credit facility was $784.3 million and $770.7 million, respectively, of which Michaels Stores, Inc. (“MSI”) had unused borrowing capacity of $677.1 million and $674.0 million, respectively. As of May 4, 2019 and May 5, 2018, outstanding standby letters of credit, which reduce our borrowing base, totaled $107.2 million and $96.7 million, respectively.

Interest Rate Swaps

In April 2018, we executed two interest rate swaps with an aggregate notional value of $1.0 billion associated with our outstanding Amended and Restated Term Loan Credit Facility. The interest rate swaps have a maturity date of April 30, 2021 and were executed for risk management and are not held for trading purposes. The objective of the interest rate swaps is to hedge the variability of cash flows resulting from fluctuations in the one-month LIBOR. The swaps replaced the one-month LIBOR with a fixed interest rate of 2.7765% and payments are settled monthly. The swaps qualify as cash flow hedges and changes in the fair values are recorded in accumulated other comprehensive income in the consolidated balance sheet. The changes in fair value are reclassified from accumulated other comprehensive income to interest expense in the same period that the hedged items affect earnings. Amounts reclassified from accumulated other comprehensive income to interest expense during the first quarters of fiscal 2019 and fiscal 2018 were not material.

6. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table includes detail regarding changes in the composition of accumulated other comprehensive loss (in thousands):

	13 Weeks Ended
	May 4,	May 5,
	2019	2018
Beginning of period	$(14,558)	$(3,660)
Foreign currency translation adjustment	(2,807)	(4,147)
Interest rate swaps	(2,019)	(2,906)
End of period	$(19,384)	$(10,713)

7. INCOME TAXES

The effective tax rate was 27.9% for the first quarter of fiscal 2019 compared to 41.6% for the first quarter of fiscal 2018. The effective tax rate for the first quarter of fiscal 2019 was lower than the same period in the prior year due primarily to an $8.1 million charge in the first quarter of 2018 related to repatriation taxes for accumulated earnings of our foreign subsidiaries associated with the enactment of the Tax Cuts and Jobs Act of 2017. The decrease was partially offset by $1.8 million of tax expense recorded in the first quarter of fiscal 2019 primarily related to the vesting of restricted shares.

8. EARNINGS PER SHARE

The Company’s unvested restricted stock awards contain non-forfeitable rights to dividends and meet the criteria of a participating security as defined by ASC 260, “Earnings Per Share”. In applying the two-class method, net income is allocated to both common and participating securities based on their respective weighted-average shares outstanding for the period. Basic earnings per share is computed by dividing net income allocated to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average common shares outstanding plus the potential dilutive impact from stock options and restricted stock units. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. There were 11.1 million and 5.7 million anti-dilutive shares during the first quarters of fiscal 2019 and fiscal 2018, respectively.

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	13 Weeks Ended
	May 4,	May 5,
	2019	2018
Basic earnings per common share:
Net income	$37,691	$26,885
Less income related to unvested restricted shares	(39)	(67)
Income available to common shareholders - Basic	$37,652	$26,818

Weighted-average common shares outstanding - Basic	157,749	181,523

Basic earnings per common share	$0.24	$0.15

Diluted earnings per common share:
Net income	$37,691	$26,885
Less income related to unvested restricted shares	(39)	(66)
Income available to common shareholders - Diluted	$37,652	$26,819

Weighted-average common shares outstanding - Basic	157,749	181,523
Effect of dilutive stock options and restricted stock units	112	1,129
Weighted-average common shares outstanding - Diluted	157,861	182,652

Diluted earnings per common share	$0.24	$0.15

9. SEGMENTS AND GEOGRAPHIC INFORMATION

We consider Michaels-U.S., Michaels-Canada, Pat Catan’s and Darice to be our operating segments for purposes of determining reportable segments based on the criteria of ASC 280, Segment Reporting (“ASC 280”). We determined that Michaels-U.S., Michaels-Canada and Pat Catan’s have similar economic characteristics and meet the aggregation criteria set forth in ASC 280. Therefore, we combine these operating segments into one reporting segment. Darice does not meet the materiality criteria in ASC 280 and, therefore, is not disclosed separately as a reportable segment. Our chief operating decision makers evaluate historical operating performance and forecast future periods’ operating performance based on operating income.

Our net sales by country are as follows (in thousands):

	13 Weeks Ended
	May 4,	May 5,
	2019	2018
United States(1)	$994,101	$1,048,001
Canada	99,619	107,510
Total	$1,093,720	$1,155,511

(1)

In the first quarter of fiscal 2018 we closed substantially all of our Aaron Brothers stores and in the fourth quarter of fiscal 2018 we closed all of our Pat Catan’s stores. In the first quarter of fiscal 2018, Pat Catan’s and Aaron Brothers sales totaled approximately $25.8 million and $12.9 million, respectively.

10. RELATED PARTY TRANSACTIONS

Affiliates of, or funds advised by, Bain Capital Private Equity, L.P. (“Bain Capital”) and The Blackstone Group L.P. (“The Blackstone Group”, together with Bain Capital and their applicable affiliates, the “Sponsors”) owned approximately 46% of our outstanding common stock as of May 4, 2019.

The Blackstone Group owns a majority equity position in RGIS, a vendor we utilized until February 2018 to count our store inventory. There were no payments associated with this vendor during the first quarter of fiscal 2019. Payments associated with this vendor during the first quarter of fiscal 2018 were $0.7 million. These expenses are included in selling, general and administrative (“SG&A”) in the consolidated statements of comprehensive income.

The Blackstone Group owns a majority equity position in ShopCore Properties, LP, Blackstone Real Estate DDR Retail Holdings III, LLC and Blackstone Real Estate RC Retail Holdings, LLC and has significant influence over Edens Limited Partnership, vendors we utilize to lease certain properties. Payments associated with these vendors during the first quarters of fiscal 2019 and fiscal 2018 were $2.3 million and $2.8 million, respectively. These expenses are included in cost of sales and occupancy expense in the consolidated statements of comprehensive income.

The Blackstone Group owns a majority equity position in JDA Software Group, Inc., a vendor we utilize for transportation and supply chain software. Payments associated with this vendor during the first quarters of fiscal 2019 and fiscal 2018 were $0.7 million and $1.3 million, respectively. These expenses are included in SG&A in the consolidated statements of comprehensive income.

Three of our current directors, Joshua Bekenstein, Ryan Cotton and Peter F. Wallace, are affiliates of either Bain Capital or The Blackstone Group. As such, some or all of such directors may have an indirect material interest in payments with respect to debt securities of the Company that have been purchased by affiliates of Bain Capital and The Blackstone Group. As of May 4, 2019, affiliates of The Blackstone Group held $93.8 million of our Amended and Restated Term Loan Credit Facility.

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

Michaels Stores, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	May 4,	February 2,	May 5,
ASSETS	2019	2019	2018
Current assets:
Cash and equivalents	$245,944	$245,108	$421,685
Merchandise inventories	1,101,729	1,108,715	1,121,563
Prepaid expenses and other current assets	101,423	160,767	141,229
Total current assets	1,449,096	1,514,590	1,684,477
Property and equipment, net	433,882	439,077	424,905
Operating lease assets	1,613,719	—	—
Goodwill	112,069	112,069	119,074
Other assets	69,607	61,667	84,608
Total assets	$3,678,373	$2,127,403	$2,313,064

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$406,947	$485,004	$449,687
Accrued liabilities and other	353,961	378,313	384,170
Current portion of operating lease liabilities	300,489	—	—
Current portion of long-term debt	24,900	24,900	24,900
Other current liabilities	55,339	43,907	127,568
Total current liabilities	1,141,636	932,124	986,325
Long-term debt	2,675,602	2,681,000	2,696,408
Long-term operating lease liabilities	1,380,175	—	—
Other liabilities	125,761	199,705	173,162
Total stockholders’ deficit	(1,644,801)	(1,685,426)	(1,542,831)
Total liabilities and stockholders’ deficit	$3,678,373	$2,127,403	$2,313,064

Michaels Stores, Inc.

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	13 Weeks Ended
	May 4,	May 5,
	2019	2018
Net sales	$1,093,720	$1,155,511
Cost of sales and occupancy expense	676,080	698,948
Gross profit	417,640	456,563
Selling, general and administrative	320,387	328,392
Restructure charges	3,087	47,498
Store pre-opening costs	1,226	1,505
Operating income	92,940	79,168
Interest and other expense, net	40,469	32,904
Income before income taxes	52,471	46,264
Income taxes	14,624	19,211
Net income	$37,847	$27,053

Other comprehensive income, net of tax:
Foreign currency translation and other	(4,826)	(7,053)
Comprehensive income	$33,021	$20,000

Michaels Stores, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	13 Weeks Ended
	May 4,	May 5,
	2019	2018
Cash flows from operating activities:
Net cash provided by operating activities	$32,162	$30,605

Cash flows used in investing activities:
Additions to property and equipment	(25,101)	(27,824)

Cash flows used in financing activities:
Net repayments of debt	(6,225)	(6,225)

Net change in cash and equivalents	836	(3,444)
Cash and equivalents at beginning of period	245,108	425,129
Cash and equivalents at end of period	$245,944	$421,685

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements of the Company (and the related notes thereto included elsewhere in this quarterly report), the audited consolidated financial statements of the Company (and the related notes thereto) and the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2019 (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) pursuant to Section 13 or 15(d) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) on March 19, 2019.

All of the “Company”, “us”, “we”, “our”, and similar expressions are references to The Michaels Companies, Inc. (“Michaels”) and our consolidated wholly-owned subsidiaries,  unless otherwise expressly stated or the context otherwise requires.

We report on the basis of a 52-week or 53-week fiscal year, which ends on the Saturday closest to January 31. All references to fiscal year mean the year in which that fiscal year began. References to “fiscal 2019” relate to the 52 weeks ending February 1, 2020 and references to “fiscal 2018” relate to the 52 weeks ended February 2, 2019. In addition, all references to “the first quarter of fiscal 2019” relate to the 13 weeks ended May 4, 2019 and all references to “the first quarter of fiscal 2018” relate to the 13 weeks ended May 5, 2018. Because of the seasonal nature of our business, the results of operations for the 13 weeks ended May 4, 2019 are not indicative of the results to be expected for the entire year.

Overview

We are the largest arts and crafts specialty retailer in North America (based on store count) providing materials, project ideas and education for creative activities, primarily under the Michaels retail brand. We also operate a wholesale business under the Darice brand name and a market-leading, vertically-integrated custom framing business under the Artistree brand name. As of May 4, 2019, we operated 1,260 Michaels stores.

Net sales for the first quarter of fiscal 2019 decreased 5.3% compared to the same period in the prior year. The decrease in net sales was due primarily to the closure of our Pat Catan’s stores and substantially all of our Aaron Brothers stores in fiscal 2018 and a 2.9% decrease in comparable store sales. The decrease was partially offset by net sales related to 17 additional Michaels stores opened (net of closures) since the first quarter of fiscal 2018. Gross profit as a percent of net sales decreased 130 basis points to 38.2% during the first quarter of fiscal 2019 due primarily to higher distribution related costs, occupancy cost deleverage and a change in sales mix. Operating income as a percent of net sales increased to 8.5% for the first quarter of fiscal 2019 compared to 6.8% in the same period in the prior year. The increase was primarily due to the restructure charge of $47.5 million related to the closure of substantially all of our Aaron Brothers stores in the first quarter of fiscal 2018.

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

Operating Information

The following table sets forth certain operating data:

	13 Weeks Ended
	May 4,	May 5,
	2019	2018
Michaels stores:
Open at beginning of period	1,258	1,238
New stores	4	6
Relocated stores opened	7	9
Closed stores	(2)	(1)
Relocated stores closed	(7)	(9)
Open at end of period	1,260	1,243

Aaron Brothers stores:
Open at beginning of period	—	97
Closed stores	—	(94)
Open at end of period	—	3

Pat Catan's stores:
Open at beginning and end of period	—	36
Total store count at end of period	1,260	1,282

Other Operating Data:
Average inventory per Michaels store (in thousands) (1)	$822	$814
Comparable store sales	(2.9)%	0.4%
Comparable store sales, at constant currency	(2.5)%	—%

(1)	The calculation of average inventory per Michaels store excludes our Aaron Brothers and Pat Catan’s stores.

Results of Operations

The following table sets forth the percentage relationship to net sales of line items in our consolidated statements of comprehensive income. This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes.

	13 Weeks Ended
	May 4,	May 5,
	2019	2018
Net sales	100.0%	100.0%
Cost of sales and occupancy expense	61.8	60.5
Gross profit	38.2	39.5
Selling, general and administrative	29.3	28.4
Restructure charges	0.3	4.1
Store pre-opening costs	0.1	0.1
Operating income	8.5	6.8
Interest expense	3.4	3.0
Other expense (income), net	0.3	(0.1)
Income before income taxes	4.8	4.0
Income taxes	1.3	1.7
Net income	3.4%	2.3%

13 Weeks Ended May 4, 2019 Compared to the 13 Weeks Ended May 5, 2018

Net Sales. Net sales decreased $61.8 million in the first quarter of fiscal 2019, or 5.3%, to $1,093.7 million compared to the first quarter of fiscal 2018. The decrease in net sales was due to a $38.7 million decrease related to the closure of our Pat Catan’s stores and substantially all of our Aaron Brothers stores during fiscal 2018, a $31.3 million decrease in comparable store sales and a $2.7 million decrease in wholesale revenue. The decrease was partially offset by $11.2 million of net sales related to 17 additional Michaels stores opened (net of closures) since May 5, 2018. Comparable store sales decreased 2.9%, or 2.5% at constant exchange rates, compared to the first quarter of fiscal 2018 due to a decrease in customer transactions, partially offset by an increase in average ticket.

Gross Profit. Gross profit was 38.2% of net sales in the first quarter of fiscal 2019 compared to 39.5% in the first quarter of fiscal 2018. The 130 basis point decrease was primarily due to higher distribution related costs, occupancy cost deleverage and a change in sales mix. The decrease was partially offset by benefits from our ongoing sourcing initiatives and a decrease in promotional activity.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) was 29.3% of net sales in the first quarter of fiscal 2019 compared to 28.4% in the first quarter of fiscal 2018. SG&A decreased $8.0 million to $320.6 million in the first quarter of fiscal 2019. The decrease was due to an $11.0 million decrease related to the closure of our Pat Catan’s stores and substantially all of our Aaron Brothers stores during fiscal 2018, a $5.3 million decrease in payroll-related costs and a $2.1 million decrease in marketing expenses. The decrease was partially offset by $5.6 million of CEO severance expense, $2.2 million associated with operating 17 additional Michaels stores (net of closures) and a $1.5 million increase in professional fees.

Restructure Charges. We recorded a restructure charge of $3.1 million in the first quarter of fiscal 2019 related to the closure of all of our Pat Catan’s stores during the fourth quarter of fiscal 2018. We recorded a restructure charge of $47.5 million in the first quarter of fiscal 2018 primarily related to the closure of substantially all of our Aaron Brothers stores during the first quarter of fiscal 2018.

Interest Expense. Interest expense increased $2.8 million to $37.4 million in the first quarter of fiscal 2019 compared to the same period in the prior year. The increase was primarily due to $2.6 million as a result of a higher interest rate on our amended and restated term loan credit facility and $0.5 million related to settlement payments associated with our interest rate swaps.

Other Expense (Income), Net. Other expense (income), net increased $4.8 million in the first quarter of fiscal 2019 compared to the same period in the prior year. The increase was due to a $5.0 million charge related to the write-off of an investment in a liquidated business.

Income Taxes. The effective tax rate was 27.9% for the first quarter of fiscal 2019 compared to 41.6% for the first quarter of fiscal 2018. The effective tax rate for the first quarter of fiscal 2019 was lower than the same period in the prior year due primarily to an $8.1 million charge in the first quarter of 2018 related to repatriation taxes for accumulated earnings of our foreign subsidiaries associated with the enactment of the Tax Cuts and Jobs Act of 2017. The decrease was partially offset by $1.8 million of tax expense recorded in the first quarter of fiscal 2019 primarily related to the vesting of restricted shares.

Liquidity and Capital Resources

We require cash principally for day-to-day operations, to finance capital investments (including possible acquisitions), purchase inventory, service our outstanding debt and for seasonal working capital needs. We expect that our available cash, cash flow generated from operating activities and funds available under our amended revolving credit facility will be sufficient to fund planned capital expenditures, working capital requirements, debt repayments, debt service requirements and anticipated growth for the foreseeable future. Our ability to satisfy our liquidity needs and continue to refinance or reduce debt could be adversely affected by the occurrence of any of the events described under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended February 2, 2019 or our failure to meet our debt covenants. Our amended revolving credit facility provides senior secured financing of up to $850 million, subject to a borrowing base. As of May 4, 2019, the borrowing base was $784.3 million, of which we had $107.2 million of outstanding standby letters of credit and $677.1 million of unused borrowing capacity. Our cash and cash equivalents totaled $246.7 million at May 4, 2019.

In September 2018, the Board of Directors authorized a new share repurchase program for the Company to purchase $500.0 million of the Company’s common stock on the open market or through accelerated share repurchase transactions. The share repurchase program does not have an expiration date, and the timing and number of repurchase transactions under the program will depend on market conditions, corporate considerations, debt agreements and regulatory requirements. Shares repurchased under the program are held as treasury shares until retired. As of May 4, 2019, we had $398.4 million of availability remaining under our current share repurchase program.

We had total outstanding debt of $2,711.2 million at May 4, 2019, of which $2,201.2 million was subject to variable interest rates and $510.0 million was subject to fixed interest rates. In April 2018, we executed two interest rate swaps with an aggregate notional value of $1.0 billion associated with our outstanding amended and restated term loan credit facility. The swaps replaced the one-month LIBOR with a fixed interest rate of 2.7765%.

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

We intend to use excess operating cash flows to invest in growth opportunities (including possible acquisitions), repurchase outstanding shares and repay portions of our indebtedness, depending on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. As such, we and our subsidiaries, affiliates and significant shareholders may, from time to time, seek to retire or purchase our outstanding debt (including publicly issued debt) through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise. If we use our excess cash flows to repay our debt, it will reduce the amount of excess cash available for additional capital expenditures.

Cash Flow from Operating Activities

Cash flows provided by operating activities were $33.8 million in the first quarter of fiscal 2019 compared to $32.5 million in the first quarter of fiscal 2018. The increase in cash provided by operating activities was primarily due to additional collections of outstanding receivables, partially offset by the timing of vendor payments.

Inventory at the end of the first quarter of fiscal 2019 decreased $19.8 million, or 1.8%, to $1,101.7 million, compared to $1,121.6 million at the end of the first quarter of fiscal 2018. The decrease in inventory was primarily related to the Pat Catan’s store closures in fiscal 2018. The decrease was partially offset by additional inventory associated with the operation of 17 additional Michaels stores (net of closures) since the first quarter of fiscal 2018 and lower than expected sales. Average inventory per Michaels store (inclusive of distribution centers, in-transit and inventory for the Company’s e-commerce site) increased 1.0% to $822,000 at May 4, 2019 from $814,000 at May 5, 2018.

Cash Flow from Investing Activities

The following table includes capital expenditures paid during the periods presented (in thousands):

	13 Weeks Ended
	May 4,	May 5,
	2019	2018
New and relocated stores including stores not yet opened (1)	$5,006	$6,440
Existing stores	7,499	7,713
Information systems	8,928	10,617
Corporate and other	3,668	3,054
	$25,101	$27,824

(1)

In the first quarter of fiscal 2019, we incurred capital expenditures related to the opening of 11 Michaels stores, including the relocation of seven stores. In the first quarter of fiscal 2018, we incurred capital expenditures related to the opening of 15 Michaels stores, including the relocation of nine stores.

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

The following table shows a reconciliation of EBITDA and Adjusted EBITDA to net income and net cash provided by operating activities (in thousands):

	13 Weeks Ended
	May 4,	May 5,
	2019	2018
Net cash provided by operating activities	$33,798	$32,503
Amortization of operating lease assets	(81,371)	—
Depreciation and amortization	(31,489)	(29,458)
Share-based compensation	(7,251)	(6,969)
Debt issuance costs amortization	(1,237)	(1,274)
Loss on write-off of investment	(5,036)	—
Accretion of long-term debt, net	130	126
Restructure charges	(3,087)	(47,498)
Deferred income taxes	(140)	(2,580)
Changes in assets and liabilities	133,374	82,035
Net income	37,691	26,885
Interest expense	37,359	34,594
Income taxes	14,575	19,157
Depreciation and amortization	31,489	29,458
Interest income	(811)	(1,406)
EBITDA	120,303	108,688
Adjustments:
Share-based compensation	7,251	6,969
Restructure charges	3,087	47,498
Severance costs	8,111	902
Store pre-opening costs	1,226	1,505
Store remodel costs	66	515
Foreign currency transaction gains	(74)	(570)
Store closing costs	(821)	1,062
Other (1)	964	725
Adjusted EBITDA	$140,113	$167,294

(1)	Other adjustments primarily relate to items such as moving and relocation expenses, franchise taxes and sign on bonuses.

Disclosure Regarding Forward-Looking Information

The above discussion, as well as other portions of this Quarterly Report on Form 10-Q, contains forward-looking statements that reflect our plans, estimates and beliefs. Statements regarding sufficiency of capital resources and planned uses of excess cash flow as well as any other statements contained herein (including, but not limited to, statements to the effect that Michaels or its management “anticipates”, “plans”, “estimates”, “expects”, “believes”, “intends” and other similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our Annual Report. Such forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance or achievements to be materially different from anticipated results, prospects, performance or achievements expressed or implied by such forward-looking statements. Most of these factors are outside of our control and are difficult to predict. Such risks and uncertainties include, but are not limited to the following:

•	risks related to the effect of economic uncertainty;

•	risks related to our substantial indebtedness;

•	restrictions in our debt agreements that limit our flexibility in operating our business;

•	changes in customer demand could materially adversely affect our sales, results of operations and cash flow;

•	competition, including internet-based competition, could negatively impact our business;

•	a weak fourth quarter would materially adversely affect our results of operations;

•	unexpected or unfavorable consumer responses to our promotional or merchandising programs could materially adversely affect our sales, results of operations, cash flow and financial condition;

•	evolving foreign trade policy (including tariffs imposed on certain foreign-made goods) may adversely affect our business;

•	our reliance on foreign suppliers increases our risk of obtaining adequate, timely and cost-effective product supplies;

•	our results may be adversely affected by serious disruptions or catastrophic events, including geo-political events and weather;

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

•	our failure to increase comparable store sales and open new stores could impair our ability to improve our sales, profitability and cash flows;

•	damage to the reputation of the Michaels brand or our private and exclusive brands could adversely affect our sales;

•	risks associated with the suppliers from whom our products are sourced and transitioning to other qualified vendors could materially adversely affect our revenue and profit growth;

•	changes in regulations or enforcement, or our failure to comply with existing or future regulations, may adversely impact our business;

•	significant increases in inflation or commodity prices such as petroleum, natural gas, electricity, steel, wood, and paper may adversely affect our costs, including cost of merchandise;

•	improvements to our supply chain may not be fully successful;

•	we are exposed to fluctuations in exchange rates between the U.S. and Canadian dollar, which is the functional currency of our Canadian subsidiaries;

•	the Company’s ability to execute its strategic initiatives could be impaired if it fails to identify a permanent Chief Executive Officer and retain its senior management team;

•	any difficulty executing or integrating an acquisition, a business combination or a major business initiative could adversely affect our business or results of operations;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We are exposed to fluctuations in exchange rates between the U.S. and Canadian dollar, which is the functional currency of our Canadian subsidiaries. Our sales, costs and expenses of our Canadian subsidiaries, when translated into U.S. dollars, can fluctuate due to exchange rate movement. A 10% increase or decrease in the exchange rate of the Canadian dollar would have increased or decreased net income by approximately $3 million for the 13 weeks ended May 4, 2019.

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our amended and restated term loan credit facility and our amended revolving credit facility. The interest rates on our amended and restated term loan credit facility and our amended revolving credit facility will reprice periodically, which will impact our earnings and cash flow. In April 2018, we executed two interest rate swap agreements with an aggregate notional value of $1.0 billion which are intended to mitigate interest rate risk associated with future changes in interest rates for borrowings under our amended and restated term loan credit facility. As a result of these interest rate swaps, our exposure to interest rate volatility for $1.0 billion of our amended and restated term loan credit facility was eliminated beginning in the second quarter of fiscal 2018. The interest rate on our 2020 senior subordinated notes is fixed. Based on our overall interest rate exposure to variable rate debt outstanding as of May 4, 2019, a 100 basis point change in interest rates would impact income before income taxes by approximately $12 million for fiscal 2019. A 100 basis point change in interest rates would impact the fair value of our long-term fixed rate debt by approximately $22 million. A change in interest rates would not materially affect the fair value of our variable rate debt as the debt reprices periodically.

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

An evaluation was carried out under the supervision and with the participation of our management, including our Interim Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Interim Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act, is accumulated and communicated to management, including our Interim Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms.

Change in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended May 4, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There were no material changes to the disclosure made in Note 14 to the consolidated financial statement in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors described in the Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides certain information with respect to our purchases of shares of the Company’s common stock during the first quarter of fiscal 2019:

				Approximate Dollar Value
			Total Number of	of Shares That May
			Shares Purchased	Yet Be Purchased
	Total Number of	Average Price	as Part of Publicly	Under the Plan (2)
Period	Shares Purchased (1)	Paid per Share	Announced Plan (2)	(in thousands)
February 3, 2019 - March 2, 2019	4,363	$14.14	—	$398,353
March 3, 2019 - April 6, 2019	125,118	11.48	—	398,353
April 7, 2019 - May 4, 2019	3,268	11.49	—	398,353
Total	132,749	$11.56	—	$398,353

(1)	These amounts reflect the surrender of shares of common stock to the Company to satisfy tax withholding obligations in connection with the vesting of employee restricted stock equity awards.

(2)

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

10.2*

Separation Agreement, dated February 27, 2019, among The Michaels Companies, Inc., Michaels Stores, Inc. and Carl S. Rubin (previously filed as Exhibit 10.2 to Form 8-K filed by the Company on February 28, 2019, SEC File No. 001-36501).

10.3*

Addendum and Amendment to Separation Letter, dated March 20, 2019, among The Michaels Companies, Inc., Michaels Stores, Inc. and Carl S. Rubin (previously filed as Exhibit 10.1 to Form 8-K filed by the Company on March 22, 2019, SEC File No. 001-36501).

10.4*	Form of Stock Option Agreement under the 2014 Omnibus Long-Term Incentive Plan (filed herewith).

10.5*	Form of Restricted Stock Award Agreement, dated February 28, 2019, between Michaels Stores, Inc. and Mark S. Cosby (filed herewith).

10.6*	Form of Restricted Stock Award Agreement, dated February 28, 2019, between Michaels Stores, Inc. and Philo T. Pappas (filed herewith).

10.7*	Form of Restricted Stock Award Agreement, dated May 6, 2019, between Michaels Stores, Inc. and Mark S. Cosby (filed herewith).

10.8*	Form of Restricted Stock Award Agreement, dated May 6, 2019, between Michaels Stores, Inc. and Philo T. Pappas (filed herewith).

31.1

Certifications of Mark S. Cosby pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

THE MICHAELS COMPANIES, INC.

By:	/s/ Mark S. Cosby
Mark S. Cosby
Interim Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Denise A. Paulonis
Denise A. Paulonis
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: June 7, 2019