Form 10-Q
period 2019-08-03
Michaels Companies, Inc.
filed 2019-09-04
CIK 1593936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2019

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

As of August 28, 2019, 155,274,639 shares of The Michaels Companies, Inc.’s common stock were outstanding.

THE MICHAELS COMPANIES, INC.

Part I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE MICHAELS COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018
Net sales	$1,033,689	$1,053,267	$2,127,408	$2,208,778
Cost of sales and occupancy expense	666,703	679,938	1,342,783	1,378,887
Gross profit	366,986	373,329	784,625	829,891
Selling, general and administrative	290,074	300,981	610,670	629,598
Restructure charges	3,869	(3,220)	6,956	44,278
Store pre-opening costs	1,743	1,295	2,969	2,799
Operating income	71,300	74,273	164,030	153,216
Interest expense	40,134	37,101	77,493	71,695
Losses on early extinguishments of debt and refinancing costs	1,155	1,835	1,155	1,835
Other (income) expense, net	(252)	(832)	2,853	(2,525)
Income before income taxes	30,263	36,169	82,529	82,211
Income taxes	5,716	8,681	20,291	27,838
Net income	$24,547	$27,488	$62,238	$54,373

Other comprehensive income, net of tax:
Foreign currency and interest rate swaps	(4,762)	807	(9,588)	(6,246)
Comprehensive income	$19,785	$28,295	$52,650	$48,127

Earnings per common share:
Basic	$0.16	$0.15	$0.39	$0.30
Diluted	$0.16	$0.15	$0.39	$0.30
Weighted-average common shares outstanding:
Basic	157,272	177,348	157,511	179,436
Diluted	157,273	178,215	157,535	180,426

See accompanying notes to consolidated financial statements.

THE MICHAELS COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	August 3,	February 2,	August 4,
ASSETS	2019	2019	2018
Current Assets:
Cash and equivalents	$130,981	$245,887	$123,191
Merchandise inventories	1,256,465	1,108,715	1,280,095
Prepaid expenses and other	69,672	98,659	98,742
Accounts receivable, net	18,234	57,328	31,095
Income taxes receivable	5,707	4,935	16,523
Total current assets	1,481,059	1,515,524	1,549,646
Property and equipment, at cost	1,703,912	1,656,098	1,613,115
Less accumulated depreciation and amortization	(1,266,421)	(1,217,021)	(1,167,985)
Property and equipment, net	437,491	439,077	445,130
Operating lease assets	1,611,029	—	—
Goodwill	112,069	112,069	119,074
Other intangible assets, net	14,082	17,238	20,983
Deferred income taxes	28,142	25,005	31,532
Other assets	23,277	19,423	26,180
Total assets	$3,707,149	$2,128,336	$2,192,545

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$533,473	$485,004	$555,270
Accrued liabilities and other	321,847	378,742	351,987
Current portion of operating lease liabilities	298,993	—	—
Current portion of long-term debt	24,900	24,900	140,261
Income taxes payable	11,974	43,907	427
Total current liabilities	1,191,187	932,553	1,047,945
Long-term debt	2,655,391	2,681,000	2,695,087
Long-term operating lease liabilities	1,377,039	—	—
Other liabilities	71,102	140,978	148,893
Total liabilities	5,294,719	3,754,531	3,891,925

Commitments and contingencies

Stockholders’ Deficit:
Common stock, $0.06775 par value, 350,000 shares authorized; 155,199 shares issued and outstanding at August 3, 2019; 157,774 shares issued and outstanding at February 2, 2019; and 171,375 shares issued and outstanding at August 4, 2018	10,419	10,594	11,504
Additional paid-in-capital	—	5,954	—
Accumulated deficit	(1,573,843)	(1,628,185)	(1,700,978)
Accumulated other comprehensive loss	(24,146)	(14,558)	(9,906)
Total stockholders’ deficit	(1,587,570)	(1,626,195)	(1,699,380)
Total liabilities and stockholders’ deficit	$3,707,149	$2,128,336	$2,192,545

See accompanying notes to consolidated financial statements.

THE MICHAELS COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	26 Weeks Ended
	August 3,	August 4,
	2019	2018
Cash flows from operating activities:
Net income	$62,238	$54,373
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of operating lease assets	162,861	—
Depreciation and amortization	62,730	59,054
Share-based compensation	12,006	12,334
Debt issuance costs amortization	2,539	2,522
Loss on write-off of investment	5,036	—
Accretion of long-term debt, net	(262)	(256)
Restructure charges	6,956	44,278
Deferred income taxes	39	770
Losses on early extinguishments of debt and refinancing costs	1,155	1,835
Changes in assets and liabilities:
Merchandise inventories	(148,311)	(177,586)
Prepaid expenses and other	(10,782)	2,217
Accounts receivable	37,674	(6,366)
Other assets	(9,391)	(1,165)
Operating lease liabilities	(140,287)	—
Accounts payable	44,537	54,823
Accrued interest	(1,045)	553
Accrued liabilities and other	(54,843)	(49,838)
Income taxes	(34,327)	(87,341)
Other liabilities	(631)	3,231
Net cash used in operating activities	(2,108)	(86,562)

Cash flows used in investing activities:
Additions to property and equipment	(57,533)	(69,908)

Cash flows from financing activities:
Common stock repurchased	(27,325)	(252,508)
Payments on term loan credit facility	(12,450)	(11,790)
Payment of 2020 senior subordinated notes	(510,000)	—
Issuance of 2027 senior notes	500,000	—
Borrowings on asset-based revolving credit facility	—	133,600
Payments on asset-based revolving credit facility	—	(15,600)
Payment of debt refinancing costs	(6,032)	(1,069)
Payment of dividends	—	(317)
Proceeds from stock options exercised	542	1,449
Net cash used in financing activities	(55,265)	(146,235)

Net change in cash and equivalents	(114,906)	(302,705)
Cash and equivalents at beginning of period	245,887	425,896
Cash and equivalents at end of period	$130,981	$123,191

Supplemental cash flow information:
Cash paid for interest	$76,991	$69,101
Cash paid for taxes	$54,676	$114,950

See accompanying notes to consolidated financial statements.

THE MICHAELS COMPANIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands)

(Unaudited)

	13 Weeks Ended
					Accumulated
	Number of		Additional		Other
	Common	Common	Paid-in	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	Loss	Total
Balance at May 4, 2019	158,126	$10,620	$11,900	$(1,590,494)	$(19,384)	$(1,587,358)
Net income	—	—	—	24,547	—	24,547
Foreign currency and interest rate swaps	—	—	—	—	(4,762)	(4,762)
Share-based compensation	—	—	5,154	—	—	5,154
Exercise of stock options and other awards	39	2	—	—	—	2
Repurchase of stock and retirements	(3,011)	(203)	(17,054)	(7,896)	—	(25,153)
Issuance of restricted stock awards	45	—	—	—	—	—
Balance at August 3, 2019	155,199	$10,419	$—	$(1,573,843)	$(24,146)	$(1,587,570)

Balance at May 5, 2018	182,055	$12,225	$27,463	$(1,512,896)	$(10,713)	$(1,483,921)
Net income	—	—	—	27,488	—	27,488
Foreign currency and interest rate swaps	—	—	—	—	807	807
Share-based compensation	—	—	5,726	—	—	5,726
Exercise of stock options and other awards	126	9	900	—	—	909
Repurchase of stock and retirements	(10,806)	(730)	(34,089)	(215,570)	—	(250,389)
Balance at August 4, 2018	171,375	$11,504	$—	$(1,700,978)	$(9,906)	$(1,699,380)

	26 Weeks Ended
					Accumulated
	Number of		Additional		Other
	Common	Common	Paid-in	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	Loss	Total
Balance at February 2, 2019	157,774	$10,594	$5,954	$(1,628,185)	$(14,558)	$(1,626,195)
Net income	—	—	—	62,238	—	62,238
Foreign currency and interest rate swaps	—	—	—	—	(9,588)	(9,588)
Share-based compensation	—	—	12,758	—	—	12,758
Exercise of stock options and other awards	594	40	502	—	—	542
Repurchase of stock and retirements	(3,240)	(215)	(19,214)	(7,896)	—	(27,325)
Issuance of restricted stock awards	71	—	—	—	—	—
Balance at August 3, 2019	155,199	$10,419	$—	$(1,573,843)	$(24,146)	$(1,587,570)

Balance at February 3, 2018	181,919	$12,206	$21,740	$(1,539,781)	$(3,660)	$(1,509,495)
Net income	—	—	—	54,373	—	54,373
Foreign currency and interest rate swaps	—	—	—	—	(6,246)	(6,246)
Share-based compensation	—	—	13,047	—	—	13,047
Exercise of stock options and other awards	500	34	1,415	—	—	1,449
Repurchase of stock and retirements	(11,044)	(736)	(36,202)	(215,570)	—	(252,508)
Balance at August 4, 2018	171,375	$11,504	$—	$(1,700,978)	$(9,906)	$(1,699,380)

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

We report on the basis of a 52-week or 53-week fiscal year, which ends on the Saturday closest to January 31. All references to fiscal year mean the year in which that fiscal year began. References to “fiscal 2019” relate to the 52 weeks ending February 1, 2020 and references to “fiscal 2018” relate to the 52 weeks ended February 2, 2019. In addition, all references to “the second quarter of fiscal 2019” relate to the 13 weeks ended August 3, 2019 and all references to “the second quarter of fiscal 2018” relate to the 13 weeks ended August 4, 2018. Finally, all references to “the six months ended August 3, 2019” relate to the 26 weeks ended August 3, 2019 and all references to “the six months ended August 4, 2018” relate to the 26 weeks ended August 4, 2018. Because of the seasonal nature of our business, the results of operations for the 13 and 26 weeks ended August 3, 2019 are not indicative of the results to be expected for the entire year.

Restructure Charges

In March 2018, we closed substantially all of our Aaron Brothers stores and in January 2019, we closed all 36 of our Pat Catan’s stores. In the first six months of fiscal 2019, we recorded a restructure charge related to Pat Catan’s totaling $7.0 million, primarily related to employee-related expenses and the impairment of an indefinite-lived intangible asset. In the first six months of fiscal 2018, we recorded a restructure charge related to Aaron Brothers totaling $44.3 million, primarily related to the transfer of the rights to sell inventory and other assets to a third party to facilitate the store closures and assist with the disposition of our remaining lease obligations and employee-related expenses. In the first six months of fiscal 2018, Pat Catan's and Aaron Brothers had net sales totaling approximately $48.7 million and $12.9 million, respectively. Excluding the restructure charges, Aaron Brothers and Pat Catan’s did not have a material impact on the Company’s operating income in the periods presented.

Share Repurchase Program

In September 2018, the Board of Directors authorized a new share repurchase program for the Company to purchase $500 million of the Company’s common stock on the open market or through accelerated share repurchase transactions. The share repurchase program does not have an expiration date, and the timing and number of repurchase transactions under the program will depend on market conditions, corporate considerations, debt agreements and regulatory requirements. Shares repurchased under the program are held as treasury shares until retired. During the six months ended August 3, 2019, we repurchased 3.0 million shares for an aggregate amount of $25.1 million. As of August 3, 2019, we had $373.4 million of availability remaining under our current share repurchase program.

Accounting Pronouncement Recently Adopted

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). Under ASU 2016-02, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. The lease standard requires companies to use a modified retrospective transition approach as of the beginning of the earliest comparable period presented in the company’s financial statements. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements” which provided an additional transition option that allows companies to continue applying the guidance under the current lease standard in the comparative periods presented in the consolidated financial statements. We utilized the additional transition option to adopt ASU 2016-02 in the first quarter of fiscal 2019. As a result, the standard was applied starting February 3, 2019 and prior periods were not restated. We also elected the practical expedient permitted under the transition guidance which permits companies not to reassess prior conclusions on lease identification, historical lease classification and initial direct costs. The adoption of the standard resulted in the recognition of operating lease assets and liabilities of approximately $1.7 billion as of February 3, 2019. The adoption did not result in a material impact on our consolidated statements of comprehensive income.

2. FAIR VALUE MEASUREMENTS

As defined in Accounting Standards Codification (“ASC”) 820, Fair Value Measurements (“ASC 820”), fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level valuation hierarchy for fair value measurements. These valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect less transparent active market data, as well as internal assumptions. These two types of inputs create the following fair value hierarchy:

●	Level 1—Quoted prices for identical instruments in active markets;

●	Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose significant inputs are observable; and

●	Level 3—Instruments with significant unobservable inputs.

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

The table below provides the fair values of our senior secured term loan facility (“Amended and Restated Term Loan Credit Facility”), our 8% senior notes maturing in 2027 (“2027 Senior Notes”), our 5.875% senior subordinated notes maturing in 2020 (“2020 Senior Subordinated Notes’’) and our interest rate swaps.

	August 3,	February 2,	August 4,
	2019	2019	2018
	(in thousands)
Assets
Interest rate swaps	$—	$—	$2,342

Liabilities
Term loan credit facility	$2,125,045	$2,177,098	$2,217,784
Senior notes	481,525	—	—
Senior subordinated notes	—	511,913	513,825
Short-term portion of interest rate swaps	9,679	2,557	3,233
Long-term portion of interest rate swaps	8,902	3,809	—

The fair values of our Amended and Restated Term Loan Credit Facility, our 2027 Senior Notes and our 2020 Senior Subordinated Notes were determined based on quoted market prices which are considered Level 1 inputs within the fair value hierarchy.

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

Customer Receivables

As of August 3, 2019, February 2, 2019 and August 4, 2018, receivables from customers, which consist primarily of trade receivables related to Darice, were approximately $15.4 million, $32.1 million and $23.9 million, respectively, and are included in accounts receivable, net in the consolidated balance sheets.

Gift Cards

The gift card liability is included in accrued liabilities and other in the consolidated balance sheets. The following table includes activity related to gift cards (in thousands):

	13 Weeks Ended		26 Weeks Ended
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018
Balance at beginning of period	$55,708	$51,513	$61,071	$56,729
Issuance of gift cards	13,140	13,734	24,465	25,278
Revenue recognized (1)	(13,668)	(13,685)	(29,415)	(29,601)
Gift card breakage	584	(1,049)	(357)	(1,893)
Balance at end of period	$55,764	$50,513	$55,764	$50,513
(1)	Revenue recognized from the beginning liability during the second quarters of fiscal 2019 and fiscal 2018 totaled $7.5 million and $7.6 million, respectively. Revenue recognized from the beginning liability during the first six months of fiscal 2019 and fiscal 2018 totaled $15.8 million and $16.0 million, respectively.

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

The components of lease costs are as follows (in thousands):

	13 Weeks Ended	26 Weeks Ended
	August 3,	August 3,
	2019	2019
Operating lease cost (1)	$104,600	$210,065
Variable lease cost (2)	36,077	72,517
Total lease cost	$140,677	$282,582
(1)	Includes an immaterial amount related to short-term non-real estate leases.
(2)	Includes taxes, insurance and common areas maintenance costs for our leased facilities which are paid based on actual cost incurred by the lessor. Also includes contingent rent which is immaterial in the periods presented.

Additional information related to our operating leases is as follows (in thousands, except weighted-average data):

26 Weeks Ended
August 3,
2019
Operating cash outflows included in the measurement of lease liabilities	$214,439
Operating lease assets obtained in exchange for new operating lease liabilities	$133,137
Weighted-average remaining lease term	6.2 years
Weighted-average discount rate	5.6%

Maturities of our lease liabilities are as follows as of August 3, 2019 (in thousands):

Fiscal Year
2019	$179,032
2020	406,190
2021	353,635
2022	292,097
2023	229,286
Thereafter	545,236
Total lease payments	$2,005,476
Less: Interest	(329,444)
Present value of lease liabilities	$1,676,032

Lease payments exclude $78.2 million related to 26 leases that have been signed as of August 3, 2019 but have not yet commenced.

5. DEBT

Long-term debt consists of the following (in thousands):

		August 3,	February 2,	August 4,
	Interest Rate	2019	2019	2018
Term loan credit facility	Variable	$2,195,000	$2,207,450	$2,220,560
Asset-based revolving credit facility	Variable	—	—	118,000
Senior notes	8.00%	500,000	—	—
Senior subordinated notes	5.875%	—	510,000	510,000
Total debt		2,695,000	2,717,450	2,848,560
Less unamortized discount/premium and debt costs		(14,709)	(11,550)	(13,212)
Total debt, net		2,680,291	2,705,900	2,835,348
Less current portion		(24,900)	(24,900)	(140,261)
Long-term debt		$2,655,391	$2,681,000	$2,695,087

Revolving Credit Facility

As of August 3, 2019 and August 4, 2018, the borrowing base under our senior secured asset-based revolving credit facility (“Amended Revolving Credit Facility”) was $789.3 million and $850.0 million, respectively, of which Michaels Stores, Inc. (“MSI”) had unused borrowing capacity of $686.1 million and $644.8 million, respectively. As of August 3, 2019 and August 4, 2018, outstanding standby letters of credit, which reduce our borrowing base, totaled $103.2 million and $87.2 million, respectively. On August 30, 2019, the Amended Revolving Credit Facility was amended to extend the maturity to August 2024. There were no other significant changes to the terms under the Amended Revolving Credit Facility.

8% Senior Notes due 2027

On July 8, 2019, MSI issued $500 million in principal amount of 2027 Senior Notes. The 2027 Senior Notes were issued pursuant to an indenture among MSI, certain subsidiaries of MSI, as guarantors, and U.S. Bank National Association, as trustee (the “2027 Senior Notes Indenture”).  The 2027 Senior Notes mature on July 15, 2027 and bear interest at a rate of 8% per year, with interest payable semi-annually on January 15 and July 15 of each year, beginning on January 15, 2020.

The net proceeds from the offering and sale of the 2027 Senior Notes, together with cash on hand, were used to redeem MSI’s outstanding 2020 Senior Subordinated Notes.

The 2027 Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of MSI’s subsidiaries that guarantee indebtedness under the Amended Revolving Credit Facility and the Amended and Restated Term Loan Credit Facility (collectively defined as the “Senior Secured Credit Facilities”).

The 2027 Senior Notes are general, unsecured obligations of MSI, and the guarantees of the 2027 Senior Notes are general, unsecured obligations of the guarantors. They (i) rank equally in right of payment with all of MSI’s and the guarantors’ existing and future senior debt, including the Senior Secured Credit Facilities, (ii) are effectively subordinated to any of MSI’s and the guarantors’ existing and future secured debt to the extent of the value of the assets securing such debt, including the Senior Secured Credit Facilities, (iii) are structurally subordinated to all of the liabilities of MSI’s subsidiaries that are not guaranteeing the 2027 Senior Notes, and (iv) are senior in right of payment with all of MSI’s and the guarantors’ existing and future subordinated debt.

At any time prior to July 15, 2022, MSI may redeem (a) up to 40% of the aggregate principal amount of the 2027 Senior Notes with the gross proceeds from one or more Equity Offerings, as defined in the 2027 Senior Notes Indenture, at a redemption price of 108% of the principal amount plus accrued and unpaid interest thereon to, but excluding, the redemption date and/or (b) all or part of the 2027 Senior Notes at 100% of the principal amount plus any accrued and unpaid interest thereon to, but excluding, the redemption date plus a make-whole premium. Thereafter, MSI may redeem all or part of the 2027 Senior Notes at the redemption prices set forth below (expressed as percentages of the principal amount of the 2027 Senior Notes to be redeemed) plus any accrued and unpaid interest thereon to, but excluding, the applicable date of redemption, if redeemed during the twelve month period beginning on July 15 of each of the years indicated below:

Year	Percentage
2022	104%
2023	102%
2024 and thereafter	100%

Upon a change in control, MSI is required to offer to purchase the 2027 Senior Notes at 101% of the aggregate principal amount, plus any accrued and unpaid interest thereon to, but excluding, the date of purchase.

Subject to certain exceptions and qualifications, the 2027 Senior Notes Indenture contains covenants that, among other things, limit MSI’s ability and the ability of its restricted subsidiaries, including the guarantors, to:

●	incur additional indebtedness or issue certain disqualified stock or preferred stock;

●	create liens;

●	pay dividends on MSI’s capital stock or make distributions or redeem or repurchase MSI’s capital stock;

●	prepay subordinated debt or make certain investments, loans, advances, and acquisitions;

●	transfer or sell assets;

●	engage in consolidations, amalgamations or mergers, or sell, transfer or otherwise dispose of all or substantially all of their assets; and

●	enter into certain transactions with affiliates.

The 2027 Senior Notes Indenture also provides for customary events of default which, if any of them occurs, would require or permit the principal of and accrued interest on the 2027 Senior Notes to become or to be declared due and payable. As of August 3, 2019, MSI was in compliance with all covenants.

As of August 3, 2019, net debt issuance costs totaled $6.1 million and are being amortized over the life of the 2027 Senior Notes. As a result of the redemption of our 2020 Senior Subordinated Notes on July 29, 2019, MSI recorded a loss on the early extinguishment of debt of $1.2 million during the second quarter of fiscal 2019.

Interest Rate Swaps

In April 2018, we executed two interest rate swaps with an aggregate notional value of $1 billion associated with our outstanding Amended and Restated Term Loan Credit Facility. The interest rate swaps have a maturity date of April 30, 2021 and were executed for risk management and are not held for trading purposes. The objective of the interest rate swaps is to hedge the variability of cash flows resulting from fluctuations in the one-month LIBOR. The swaps replaced the one-month LIBOR with a fixed interest rate of 2.7765% and payments are settled monthly. The swaps qualify as cash flow hedges and changes in the fair values are recorded in accumulated other comprehensive income in the consolidated balance sheet. The changes in fair value are reclassified from accumulated other comprehensive income to interest expense in the same period that the hedged items affect earnings. Amounts reclassified from accumulated other comprehensive income to interest expense during the second quarters of fiscal 2019 and fiscal 2018 were $0.9 million and $2.0 million, respectively. Amounts reclassified from accumulated other comprehensive income to interest expense during the six months ended August 3, 2019 and August 4, 2018 were $1.6 million and $2.1 million, respectively.

6. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table includes detail regarding changes in the composition of accumulated other comprehensive loss (in thousands):

	13 Weeks Ended		26 Weeks Ended
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018
Beginning of period	$(19,384)	$(10,713)	$(14,558)	$(3,660)
Foreign currency translation	2,259	(1,440)	(549)	(5,587)
Interest rate swaps	(7,021)	2,247	(9,039)	(659)
End of period	$(24,146)	$(9,906)	$(24,146)	$(9,906)

7. INCOME TAXES

The effective tax rate was 24.6% for the six months ended August 3, 2019 compared to 33.9% for the same period in the prior year. The effective tax rate in fiscal 2019 was lower than the same period in the prior year due primarily to an $8.1 million charge recognized in fiscal 2018 related to repatriation taxes for accumulated earnings of our foreign subsidiaries associated with the enactment of the Tax Cuts and Jobs Act of 2017 and a tax benefit associated with a state income tax settlement in fiscal 2019. The decrease in the effective tax rate was partially offset by the vesting of restricted shares and the expiration of certain vested stock options.

8. EARNINGS PER SHARE

The Company’s unvested restricted stock awards contain non-forfeitable rights to dividends and meet the criteria of a participating security as defined by ASC 260, “Earnings Per Share”. In applying the two-class method, net income is allocated to both common and participating securities based on their respective weighted-average shares outstanding for the period. Basic earnings per share is computed by dividing net income allocated to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average common shares outstanding plus the potential dilutive impact from stock options and restricted stock units. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. There were 11.3 million and 7.3 million anti-dilutive shares during the second quarters of fiscal 2019 and fiscal 2018, respectively. There were 11.6 million and 7.0 million anti-dilutive shares during the six months ended August 3, 2019 and August 4, 2018, respectively.

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018
Basic earnings per common share:
Net income	$24,547	$27,488	$62,238	$54,373
Less income related to unvested restricted shares	(29)	(56)	(68)	(123)
Income available to common shareholders - Basic	$24,518	$27,432	$62,170	$54,250

Weighted-average common shares outstanding - Basic	157,272	177,348	157,511	179,436

Basic earnings per common share	$0.16	$0.15	$0.39	$0.30

Diluted earnings per common share:
Net income	$24,547	$27,488	$62,238	$54,373
Less income related to unvested restricted shares	(29)	(56)	(68)	(122)
Income available to common shareholders - Diluted	$24,518	$27,432	$62,170	$54,251

Weighted-average common shares outstanding - Basic	157,272	177,348	157,511	179,436
Effect of dilutive stock options and restricted stock units	1	867	24	990
Weighted-average common shares outstanding - Diluted	157,273	178,215	157,535	180,426

Diluted earnings per common share	$0.16	$0.15	$0.39	$0.30

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

Our net sales by country are as follows (in thousands):

	13 Weeks Ended		26 Weeks Ended
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018
United States(1)	$939,036	$956,608	$1,933,136	$2,004,609
Canada	94,653	96,659	194,272	204,169
Total	$1,033,689	$1,053,267	$2,127,408	$2,208,778
(1)	In the first quarter of fiscal 2018 we closed substantially all of our Aaron Brothers stores and in the fourth quarter of fiscal 2018 we closed all of our Pat Catan’s stores. In the second quarter of fiscal 2018, Pat Catan’s sales totaled approximately $22.9 million. For the six months ended August 4, 2018, Pat Catan’s and Aaron Brothers sales totaled approximately $48.7 million and $12.9 million, respectively.

10. RELATED PARTY TRANSACTIONS

Affiliates of, or funds advised by, Bain Capital Private Equity, L.P. (“Bain Capital”) and The Blackstone Group L.P. (“The Blackstone Group”, together with Bain Capital and their applicable affiliates, the “Sponsors”) owned approximately 47% of our outstanding common stock as of August 3, 2019.

The Blackstone Group owns a majority equity position in RGIS, a vendor we utilized until February 2018 to count our store inventory. There were no payments associated with this vendor during the second quarter of fiscal 2018. Payments associated with this vendor during the six months ended August 4, 2018 were $0.7 million. These expenses are included in selling, general and administrative (“SG&A”) in the consolidated statements of comprehensive income.

The Blackstone Group owns a majority equity position in ShopCore Properties, LP, Blackstone Real Estate DDR Retail Holdings III, LLC and Blackstone Real Estate RC Retail Holdings, LLC and has significant influence over Edens Limited Partnership, vendors we utilize to lease certain properties. Payments associated with these vendors during the second quarters of fiscal 2019 and fiscal 2018 were $1.5 million and $2.1 million, respectively. Payments made during the six months ended August 3, 2019 and August 4, 2018 were $3.8 million and $4.9 million, respectively. These expenses are included in cost of sales and occupancy expense in the consolidated statements of comprehensive income.

The Blackstone Group owns a majority equity position in JDA Software Group, Inc., a vendor we utilize for transportation and supply chain software. Payments associated with this vendor during the second quarters of fiscal 2019 and fiscal 2018 were $0.8 million and $0.6 million, respectively. Payments made during the six months ended August 3, 2019 and August 4, 2018 were $1.5 million and $1.9 million, respectively. These expenses are included in SG&A in the consolidated statements of comprehensive income.

One of our current directors, Peter F. Wallace, is an affiliate of The Blackstone Group. As such, he may have an indirect material interest in payments with respect to debt securities of the Company that have been purchased by affiliates of The Blackstone Group. As of August 3, 2019, affiliates of The Blackstone Group held $67.9 million of our Amended and Restated Term Loan Credit Facility.

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

Michaels Stores, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	August 3,	February 2,	August 4,
ASSETS	2019	2019	2018
Current assets:
Cash and equivalents	$130,194	$245,108	$122,419
Merchandise inventories	1,256,465	1,108,715	1,280,095
Prepaid expenses and other current assets	93,549	160,767	135,480
Total current assets	1,480,208	1,514,590	1,537,994
Property and equipment, net	437,491	439,077	445,130
Operating lease assets	1,611,029	—	—
Goodwill	112,069	112,069	119,074
Other assets	65,509	61,667	79,093
Total assets	$3,706,306	$2,127,403	$2,181,291

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$533,473	$485,004	$555,270
Accrued liabilities and other	321,473	378,313	351,584
Current portion of operating lease liabilities	298,993	—	—
Current portion of long-term debt	24,900	24,900	140,261
Other current liabilities	11,974	43,907	35,020
Total current liabilities	1,190,813	932,124	1,082,135
Long-term debt	2,655,391	2,681,000	2,695,087
Long-term operating lease liabilities	1,377,039	—	—
Other liabilities	127,800	199,705	162,693
Total stockholders’ deficit	(1,644,737)	(1,685,426)	(1,758,624)
Total liabilities and stockholders’ deficit	$3,706,306	$2,127,403	$2,181,291

Michaels Stores, Inc.

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	13 Weeks Ended		26 Weeks Ended
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018
Net sales	$1,033,689	$1,053,267	$2,127,408	$2,208,778
Cost of sales and occupancy expense	666,703	679,938	1,342,783	1,378,887
Gross profit	366,986	373,329	784,625	829,891
Selling, general and administrative	289,827	300,734	610,214	629,126
Restructure charges	3,869	(3,220)	6,956	44,278
Store pre-opening costs	1,743	1,295	2,969	2,799
Operating income	71,547	74,520	164,486	153,688
Interest and other expense, net	39,886	36,272	80,355	69,176
Losses on early extinguishment of debt and refinancing costs	1,155	1,835	1,155	1,835
Income before income taxes	30,506	36,413	82,976	82,677
Income taxes	5,774	8,740	20,398	27,951
Net income	$24,732	$27,673	$62,578	$54,726

Other comprehensive income, net of tax:
Foreign currency and interest rate swaps	(4,762)	807	(9,588)	(6,246)
Comprehensive income	$19,970	$28,480	$52,990	$48,480

Michaels Stores, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	26 Weeks Ended
	August 3,	August 4,
	2019	2018
Cash flows from operating activities:
Net cash used in operating activities	$(3,839)	$(87,943)

Cash flows used in investing activities:
Additions to property and equipment	(57,533)	(69,908)

Cash flows from financing activities:
Net repayments of debt	(522,450)	(27,390)
Net borrowings of debt	500,000	133,600
Payment of debt refinancing costs	(6,032)	(1,069)
Payment of dividend to Michaels Funding, Inc.	(25,060)	(250,000)
Net cash used in financing activities	(53,542)	(144,859)

Net change in cash and equivalents	(114,914)	(302,710)
Cash and equivalents at beginning of period	245,108	425,129
Cash and equivalents at end of period	$130,194	$122,419

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

We report on the basis of a 52-week or 53-week fiscal year, which ends on the Saturday closest to January 31. All references to fiscal year mean the year in which that fiscal year began. References to “fiscal 2019” relate to the 52 weeks ending February 1, 2020 and references to “fiscal 2018” relate to the 52 weeks ended February 2, 2019. In addition, all references to “the second quarter of fiscal 2019” relate to the 13 weeks ended August 3, 2019 and all references to “the second quarter of fiscal 2018” relate to the 13 weeks ended August 4, 2018. Finally, all references to “the six months ended August 3, 2019” relate to the 26 weeks ended August 3, 2019 and all references to “the six months ended August 4, 2018” relate to the 26 weeks ended August 4, 2018. Because of the seasonal nature of our business, the results of operations for the 13 and 26 weeks ended August 3, 2019 are not indicative of the results to be expected for the entire year.

Overview

We are the largest arts and crafts specialty retailer in North America (based on store count) providing materials, project ideas and education for creative activities, primarily under the Michaels retail brand. We also operate a wholesale business under the Darice brand name and a market-leading, vertically-integrated custom framing business under the Artistree brand name. As of August 3, 2019, we operated 1,262 Michaels stores.

Net sales for the second quarter of fiscal 2019 decreased 1.9% compared to the same period in the prior year. The decrease in net sales was due primarily to the closure of our Pat Catan’s stores in fiscal 2018. The decrease was partially offset by net sales related to 11 additional Michaels stores opened (net of closures) since August 4, 2018 and a 0.3% increase in comparable store sales. Gross profit as a percent of net sales increased 10 basis points to 35.5% during the second quarter of fiscal 2019 due primarily to benefits from our ongoing pricing and sourcing initiatives and improved occupancy cost leverage. The increase was offset by the impact of tariffs on inventory we purchase from China, an increase in promotional activity and a change in sales mix. Operating income as a percent of net sales decreased to 6.9% for the second quarter of fiscal 2019 compared to 7.1% in the same period in the prior year.

Certain products that we import from China have been impacted by tariffs.  During the first six months of fiscal 2019, we successfully mitigated a substantial amount of the financial impact of these tariffs.  Our mitigation efforts included, among other things, selectively increasing prices on certain of our products, sourcing products from alternative countries and negotiating lower prices with our suppliers in China.  If additional tariffs are implemented, we cannot provide any assurances that our mitigation efforts will be successful and, as a result, such tariffs could have a material impact on our business.

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

Operating Information

The following table sets forth certain operating data:

	13 Weeks Ended		26 Weeks Ended
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018
Michaels stores:
Open at beginning of period	1,260	1,243	1,258	1,238
New stores	4	9	8	15
Relocated stores opened	1	7	8	16
Closed stores	(2)	(1)	(4)	(2)
Relocated stores closed	(1)	(7)	(8)	(16)
Open at end of period	1,262	1,251	1,262	1,251

Aaron Brothers stores:
Open at beginning of period	—	3	—	97
Closed stores	—	(3)	—	(97)
Open at end of period	—	—	—	—

Pat Catan's stores:
Open at beginning and end of period	—	36	—	36
Total store count at end of period	1,262	1,287	1,262	1,287

Other Operating Data:
Average inventory per Michaels store (in thousands) (1)	$944	$921	$944	$921
Comparable store sales	0.3%	(0.4)%	(1.4)%	—%
Comparable store sales, at constant currency	0.4%	(0.5)%	(1.1)%	(0.3)%
(1)	The calculation of average inventory per Michaels store excludes our Aaron Brothers and Pat Catan’s stores.

Results of Operations

The following table sets forth the percentage relationship to net sales of line items in our consolidated statements of comprehensive income. This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes.

	13 Weeks Ended		26 Weeks Ended
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and occupancy expense	64.5	64.6	63.1	62.4
Gross profit	35.5	35.4	36.9	37.6
Selling, general and administrative	28.1	28.6	28.7	28.5
Restructure charges	0.4	(0.3)	0.3	2.0
Store pre-opening costs	0.2	0.1	0.1	0.1
Operating income	6.9	7.1	7.7	6.9
Interest expense	3.9	3.5	3.6	3.2
Losses on early extinguishments of debt and refinancing costs	0.1	0.2	0.1	0.1
Other (income) expense, net	—	(0.1)	0.1	(0.1)
Income before income taxes	2.9	3.4	3.9	3.7
Income taxes	0.6	0.8	1.0	1.3
Net income	2.4%	2.6%	2.9%	2.5%

13 Weeks Ended August 3, 2019 Compared to the 13 Weeks Ended August 4, 2018

Net Sales. Net sales decreased $19.6 million in the second quarter of fiscal 2019, or 1.9%, to $1,033.7 million compared to the second quarter of fiscal 2018. The decrease in net sales was primarily due to a $22.9 million decrease related to the closure of our Pat Catan’s stores during the fourth quarter of fiscal 2018 and a $6.0 million decrease in wholesale revenue. The decrease was partially offset by $7.0 million of net sales related to 11 additional Michaels stores opened (net of closures) since August 4, 2018 and a $2.8 million increase in comparable store sales. Comparable store sales increased 0.3%, or 0.4% at constant exchange rates, compared to the second quarter of fiscal 2018 due to an increase in average ticket, partially offset by a decrease in customer transactions.

Gross Profit. Gross profit was 35.5% of net sales in the second quarter of fiscal 2019 compared to 35.4% in the second quarter of fiscal 2018. The 10 basis point increase was primarily due to benefits from our ongoing pricing and sourcing initiatives and improved occupancy cost leverage. The increase was offset by the impact of tariffs on inventory we purchase from China, an increase in promotional activity and a change in sales mix.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) was 28.1% of net sales in the second quarter of fiscal 2019 compared to 28.6% in the second quarter of fiscal 2018. SG&A decreased $10.9 million to $290.1 million in the second quarter of fiscal 2019. The decrease was primarily due to a $6.4 million decrease related to the closure of our Pat Catan’s stores during the fourth quarter of fiscal 2018, a $2.4 million decrease in performance-based compensation and a $1.5 million decrease in marketing expenses. The decrease was partially offset by $1.8 million associated with operating 11 additional Michaels stores (net of closures) since August 4, 2018.

Restructure Charges. We recorded a restructure charge of $3.9 million in the second quarter of fiscal 2019 related to the closure of all of our Pat Catan’s stores during the fourth quarter of fiscal 2018. We recorded a gain to restructure charge of $3.2 million in the second quarter of fiscal 2018 related primarily to the settlement of lease obligations associated with the closure of substantially all of our Aaron Brothers stores during the first quarter of fiscal 2018.

Interest Expense. Interest expense increased $3.0 million to $40.1 million in the second quarter of fiscal 2019 compared to the same period in the prior year. The increase was primarily due to $2.6 million related to higher interest associated with our term loan credit facility and our senior notes issued in July 2019 and $1.7 million of interest paid on our senior subordinated notes during the period between the issuance of our senior notes and the redemption of the senior subordinated notes. The increase was partially offset by a $1.1 million decrease in settlement payments associated with our interest rate swaps.

Losses on Early Extinguishments of Debt and Refinancing Costs. We recorded a loss on the early extinguishment of debt of $1.2 million during the second quarter of fiscal 2019 related to the redemption of our senior subordinated notes. We recorded a loss on the early extinguishment of debt of $1.8 million during the second quarter of fiscal 2018 related to the refinancing of our term loan credit facility.

Income Taxes. The effective tax rate was 18.9% for the second quarter of fiscal 2019 compared to 24.0% for the second quarter of fiscal 2018. The effective tax rate for the second quarter of fiscal 2019 was lower than the same period in the prior year due primarily to a tax benefit associated with a state income tax settlement, partially offset by the vesting of restricted shares and the expiration of certain vested stock options.

26 Weeks Ended August 3, 2019 Compared to the 26 Weeks Ended August 4, 2018

Net Sales. Net sales decreased $81.4 million in the first six months of fiscal 2019, or 3.7%, to $2,127.4 million compared to the first six months of fiscal 2018. The decrease in net sales was primarily due to a $61.7 million decrease related to the closure of our Pat Catan’s stores and substantially all of our Aaron Brothers stores during fiscal 2018, a $28.5 million decrease in comparable store sales and an $8.6 million decrease in wholesale revenue. The decrease was partially offset by $18.2 million of net sales related to 11 additional Michaels stores opened (net of closures) since August 4, 2018. Comparable store sales decreased 1.4%, or 1.1% at constant exchange rates, compared to the first six months of fiscal 2018 due to a decrease in customer transactions, partially offset by an increase in average ticket.

Gross Profit. Gross profit was 36.9% of net sales in the first six months of fiscal 2019 compared to 37.6% in the first six months of fiscal 2018. The 70 basis point decrease was primarily due to the impact of tariffs on inventory we purchase from China, a change in sales mix, higher distribution related costs and occupancy cost deleverage. The decrease was partially offset by benefits from our ongoing pricing and sourcing initiatives.

Selling, General and Administrative. SG&A was 28.7% of net sales in the first six months of fiscal 2019 compared to 28.5% in the first six months of fiscal 2018. SG&A decreased $18.9 million to $610.7 million in the first six months of fiscal 2019. The decrease was primarily due to a $17.4 million decrease related to the closure of our Pat Catan’s and Aaron Brothers stores during fiscal 2018, a $5.5 million decrease in payroll-related costs, a $4.5 million decrease in performance-based compensation and a $3.6 million decrease in marketing expenses. The decrease was partially offset by $5.6 million of CEO severance expense and $4.1 million associated with operating 11 additional Michaels stores (net of closures) since August 4, 2018.

Restructure Charges. We recorded a restructure charge of $7.0 million in the first six months of fiscal 2019 related to the closure of all of our Pat Catan’s stores during the fourth quarter of fiscal 2018. We recorded a restructure charge of $44.3 million in the first six months of fiscal 2018 primarily related to the closure of substantially all of our Aaron Brothers stores during the first quarter of fiscal 2018.

Interest Expense. Interest expense increased $5.8 million to $77.5 million in the first six months of fiscal 2019 compared to the same period in the prior year. The increase was primarily due to $5.2 million related to higher interest associated with our term loan credit facility and our senior notes issued in July 2019 and $1.7 million of interest paid on our senior subordinated notes during the period between the issuance of our senior notes and the redemption of the senior subordinated notes. The increase was partially offset by a $0.5 million decrease in settlement payments associated with our interest rate swaps.

Losses on Early Extinguishments of Debt and Refinancing Costs. We recorded a loss on the early extinguishment of debt of $1.2 million during the first six months of fiscal 2019 related to the redemption of our senior subordinated notes. We recorded a loss on the early extinguishment of debt of $1.8 million during the first six months of fiscal 2018 related to the refinancing of our term loan credit facility.

Other (Income) Expense, Net. Other (income) expense, net increased $5.4 million in the first six months of fiscal 2019 compared to the same period in the prior year. The increase was primarily due to a $5.0 million charge related to the write-off of an investment in a liquidated business.

Income Taxes. The effective tax rate was 24.6% for the first six months of fiscal 2019 compared to 33.9% for the first six months of fiscal 2018. The effective tax rate for the first six months of fiscal 2019 was lower than the same period in the prior year due primarily to an $8.1 million charge in the first quarter of 2018 related to repatriation taxes for accumulated earnings of our foreign subsidiaries associated with the enactment of the Tax Cuts and Jobs Act of 2017 and a tax benefit in fiscal 2019 associated with a state income tax settlement. The decrease was partially offset by the vesting of restricted shares and the expiration of certain vested stock options.

Liquidity and Capital Resources

We require cash principally for day-to-day operations, to finance capital investments (including possible acquisitions), purchase inventory, service our outstanding debt and for seasonal working capital needs. We expect that our available cash, cash flow generated from operating activities and funds available under our senior secured asset-based revolving credit facility (“Amended Revolving Credit Facility”) will be sufficient to fund planned capital expenditures, working capital requirements, debt repayments, debt service requirements and anticipated growth for the foreseeable future. Our ability to satisfy our liquidity needs and continue to refinance or reduce debt could be adversely affected by the occurrence of any of the events described under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended February 2, 2019 or our failure to meet our debt covenants. Our Amended Revolving Credit Facility provides senior secured financing of up to $850 million, subject to a borrowing base. As of August 3, 2019, the borrowing base was $789.3 million, of which we had $103.2 million of outstanding standby letters of credit and $686.1 million of unused borrowing capacity. On August 30, 2019, the Amended Revolving Credit Facility was amended to extend the maturity to August 2024. There were no other significant changes to the terms under the Amended Revolving Credit Facility. Our cash and cash equivalents totaled $131.0 million at August 3, 2019.

We had total outstanding debt of $2,695 million at August 3, 2019, of which $2,195 million was subject to variable interest rates and $500 million was subject to fixed interest rates. In April 2018, we executed two interest rate swaps with an aggregate notional value of $1 billion associated with our outstanding Amended and Restated Term Loan Credit Facility. The swaps replaced the one-month LIBOR with a fixed interest rate of 2.7765%.

On July 8, 2019, Michaels Stores, Inc. (“MSI”) issued $500 million in principal amount of 8% senior notes maturing in 2027 (“2027 Senior Notes”). The 2027 Senior Notes were issued pursuant to an indenture among MSI, certain subsidiaries of MSI, as guarantors, and U.S. Bank National Association, as trustee (the “2027 Senior Notes Indenture”).  The 2027 Senior Notes mature on July 15, 2027 and bear interest at a rate of 8% per year, with interest payable semi-annually on January 15 and July 15 of each year, beginning on January 15, 2020.

The net proceeds from the offering and sale of the 2027 Senior Notes, together with cash on hand, were used to redeem MSI’s outstanding senior subordinated notes.

The 2027 Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of MSI’s subsidiaries that guarantee indebtedness under the Amended Revolving Credit Facility and the senior secured term loan facility (“Amended and Restated Term Loan Credit Facility”) (collectively defined as the “Senior Secured Credit Facilities”).

The 2027 Senior Notes are general, unsecured obligations of MSI, and the guarantees of the 2027 Senior Notes are general, unsecured obligations of the guarantors. They (i) rank equally in right of payment with all of MSI’s and the guarantors’ existing and future senior debt, including the Senior Secured Credit Facilities, (ii) are effectively subordinated to any of MSI’s and the guarantors’ existing and future secured debt to the extent of the value of the assets securing such debt, including the Senior Secured Credit Facilities, (iii) are structurally subordinated to all of the liabilities of MSI’s subsidiaries that are not guaranteeing the 2027 Senior Notes, and (iv) are senior in right of payment with all of MSI’s and the guarantors’ existing and future subordinated debt.

At any time prior to July 15, 2022, MSI may redeem (a) up to 40% of the aggregate principal amount of the 2027 Senior Notes with the gross proceeds from one or more Equity Offerings, as defined in the 2027 Senior Notes Indenture, at a redemption price of 108% of the principal amount plus accrued and unpaid interest thereon to, but excluding, the redemption date and/or (b) all or part of the 2027 Senior Notes at 100% of the principal amount plus any accrued and unpaid interest thereon to, but excluding, the redemption date plus a make-whole premium. Thereafter, MSI may redeem all or part of the 2027 Senior Notes at the redemption prices set forth below (expressed as percentages of the principal amount of the 2027 Senior Notes to be redeemed) plus any accrued and unpaid interest thereon to, but excluding, the applicable date of redemption, if redeemed during the twelve month period beginning on July 15 of each of the years indicated below:

Year	Percentage
2022	104%
2023	102%
2024 and thereafter	100%

Upon a change in control, MSI is required to offer to purchase the 2027 Senior Notes at 101% of the aggregate principal amount, plus any accrued and unpaid interest thereon to, but excluding, the date of purchase.

Subject to certain exceptions and qualifications, the 2027 Senior Notes Indenture contains covenants that, among other things, limit MSI’s ability and the ability of its restricted subsidiaries, including the guarantors, to:

●	incur additional indebtedness or issue certain disqualified stock or preferred stock;

●	create liens;

●	pay dividends on MSI’s capital stock or make distributions or redeem or repurchase MSI’s capital stock;

●	prepay subordinated debt or make certain investments, loans, advances, and acquisitions;

●	transfer or sell assets;

●	engage in consolidations, amalgamations or mergers, or sell, transfer or otherwise dispose of all or substantially all of their assets; and

●	enter into certain transactions with affiliates.

The 2027 Senior Notes Indenture also provides for customary events of default which, if any of them occurs, would require or permit the principal of and accrued interest on the 2027 Senior Notes to become or to be declared due and payable. As of August 3, 2019, MSI was in compliance with all covenants.

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

In September 2018, the Board of Directors authorized a new share repurchase program for the Company to purchase $500 million of the Company’s common stock on the open market or through accelerated share repurchase transactions. The share repurchase program does not have an expiration date, and the timing and number of repurchase transactions under the program will depend on market conditions, corporate considerations, debt agreements and regulatory requirements. Shares repurchased under the program are held as treasury shares until retired. During the six months ended August 3, 2019, we repurchased 3.0 million shares for an aggregate amount of $25.1 million. As of August 3, 2019, we had $373.4 million of availability remaining under our current share repurchase program.

In light of the current trading price of our common stock and our available capital resources and requirements, we currently view additional share repurchases as an attractive use of cash.  We intend to continue to monitor our repurchase program and execute share repurchases opportunistically, subject to the considerations referenced above.  Any such repurchases would, without additional activity with respect to our stock, increase the ownership percentages of our remaining shareholders.  These remaining shareholders include affiliates of, or funds advised by, Bain Capital Private Equity, L.P. and The Blackstone Group L.P. (collectively, the “Sponsors”), which currently hold,  based on the closing price of our common stock at September 3, 2019, approximately 34% and 13%, respectively, and 47% in the aggregate, of our outstanding shares of common stock. As a result, future repurchases may result in the Sponsors holding, in the aggregate, more than 50% of our outstanding common stock.

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

Cash Flow from Operating Activities

Cash flows used in operating activities were $2.1 million in the first six months of fiscal 2019 compared to $86.6 million in the first six months of fiscal 2018. The decrease in cash used in operating activities was primarily due to additional collections of outstanding receivables and lower tax payments, partially offset by the timing of vendor payments.

Inventory at the end of the second quarter of fiscal 2019 decreased $23.6 million, or 1.8%, to $1,256.5 million, compared to $1,280.1 million at the end of the second quarter of fiscal 2018. The decrease in inventory was primarily related to the Pat Catan’s store closures in the fourth quarter of fiscal 2018. The decrease was partially offset by tariffs enacted on product that we purchase from China, the acceleration of inventory purchases to mitigate the exposure of potential future tariffs and additional inventory associated with the operation of 11 additional Michaels stores (net of closures) since August 4, 2018.  Average inventory per Michaels store (inclusive of distribution centers, in-transit and inventory for the Company’s e-commerce site) increased 2.5% to $944,000 at August 3, 2019 from $921,000 at August 4, 2018.

Cash Flow from Investing Activities

The following table includes capital expenditures paid during the periods presented (in thousands):

	26 Weeks Ended
	August 3,	August 4,
	2019	2018
New and relocated stores including stores not yet opened (1)	$7,424	$17,756
Existing stores	16,233	16,383
Information systems	24,226	25,945
Corporate and other	9,650	9,824
	$57,533	$69,908
(1)	In the first six months of fiscal 2019, we incurred capital expenditures related to the opening of 16 Michaels stores, including the relocation of eight stores. In the first six months of fiscal 2018, we incurred capital expenditures related to the opening of 31 Michaels stores, including the relocation of 16 stores.

Non-GAAP Measures

The following table sets forth certain non-GAAP measures used by the Company to manage our performance and measure compliance with certain debt covenants. The Company defines “EBITDA” as net income before interest, income taxes, depreciation and amortization. The Company defines “Adjusted EBITDA” as EBITDA adjusted for certain defined amounts in accordance with the Company’s Senior Secured Credit Facilities.

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

The following table shows a reconciliation of EBITDA and Adjusted EBITDA to net income and net cash provided by operating activities (in thousands):

	13 Weeks Ended		26 Weeks Ended
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018
Net cash used in operating activities	$(35,906)	$(119,065)	$(2,108)	$(86,562)
Amortization of operating lease assets	(81,490)	—	(162,861)	—
Depreciation and amortization	(31,241)	(29,596)	(62,730)	(59,054)
Share-based compensation	(4,755)	(5,365)	(12,006)	(12,334)
Debt issuance costs amortization	(1,302)	(1,248)	(2,539)	(2,522)
Loss on write-off of investment	—	—	(5,036)	—
Accretion of long-term debt, net	132	130	262	256
Restructure charges	(3,869)	3,220	(6,956)	(44,278)
Deferred income taxes	101	1,810	(39)	(770)
Losses on early extinguishments of debt and refinancing costs	(1,155)	(1,835)	(1,155)	(1,835)
Changes in assets and liabilities	184,032	179,437	317,406	261,472
Net income	24,547	27,488	62,238	54,373
Interest expense	40,134	37,101	77,493	71,695
Income taxes	5,716	8,681	20,291	27,838
Depreciation and amortization	31,241	29,596	62,730	59,054
Interest income	(904)	(842)	(1,715)	(2,248)
EBITDA	100,734	102,024	221,037	210,712
Adjustments:
Losses on early extinguishments of debt and refinancing costs	1,155	1,835	1,155	1,835
Share-based compensation	4,755	5,365	12,006	12,334
Restructure charges	3,869	(3,220)	6,956	44,278
Severance costs	950	—	9,060	902
Store pre-opening costs	1,743	1,295	2,969	2,799
Store remodel costs	2	3,239	68	3,754
Foreign currency transaction losses (gains)	541	(231)	468	(801)
Store closing costs	(126)	2,587	(947)	3,649
Other (1)	1,736	555	2,700	1,281
Adjusted EBITDA	$115,359	$113,449	$255,472	$280,743
(1)	Other adjustments primarily relate to items such as moving and relocation expenses, franchise taxes, sign-on bonuses and CEO search costs.

Disclosure Regarding Forward-Looking Information

The above discussion, as well as other portions of this Quarterly Report on Form 10-Q, contains forward-looking statements that reflect our plans, estimates and beliefs. Statements regarding sufficiency of capital resources and planned uses of excess cash flow as well as any other statements contained herein (including, but not limited to, statements to the effect that Michaels or its management “anticipates”, “plans”, “estimates”, “expects”, “believes”, “intends” and other similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our Annual Report. Such forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance or achievements to be materially different from anticipated results, prospects, performance or achievements expressed or implied by such forward-looking statements. Most of these factors are outside of our control and are difficult to predict. Such risks and uncertainties include, but are not limited to the following:

●	risks related to the effect of economic uncertainty;

●	risks related to our substantial indebtedness;

●	restrictions in our debt agreements that limit our flexibility in operating our business;

●	changes in customer demand could materially adversely affect our sales, results of operations and cash flow;

●	competition, including internet-based competition, could negatively impact our business;

●	a weak fourth quarter would materially adversely affect our results of operations;

●	unexpected or unfavorable consumer responses to our promotional or merchandising programs could materially adversely affect our sales, results of operations, cash flow and financial condition;

●	evolving foreign trade policy (including tariffs imposed on certain foreign-made goods) may adversely affect our business;

●	our reliance on foreign suppliers increases our risk of obtaining adequate, timely and cost-effective product supplies;

●	our results may be adversely affected by serious disruptions or catastrophic events, including geo-political events and weather;

●	our failure to adequately maintain security and prevent unauthorized access to electronic and other confidential information, which could result in an additional data breach, could materially adversely affect our financial condition and operating results;

●	we may be subject to information technology system failures or network disruptions, or our information systems may prove inadequate, resulting in damage to our reputation, business operations and financial condition;

●	our failure to increase comparable store sales and open new stores could impair our ability to improve our sales, profitability and cash flows;

●	damage to the reputation of the Michaels brand or our private and exclusive brands could adversely affect our sales;

●	risks associated with the suppliers from whom our products are sourced and transitioning to other qualified vendors could materially adversely affect our revenue and profit growth;

●	changes in regulations or enforcement, or our failure to comply with existing or future regulations, may adversely impact our business;

●	significant increases in inflation or commodity prices such as petroleum, natural gas, electricity, steel, wood, and paper may adversely affect our costs, including cost of merchandise;

●	improvements to our supply chain may not be fully successful;

●	we are exposed to fluctuations in exchange rates between the U.S. and Canadian dollar, which is the functional currency of our Canadian subsidiaries;

●	the Company’s ability to execute its strategic initiatives could be impaired if it fails to identify a permanent Chief Executive Officer and retain its senior management team;

●	any difficulty executing or integrating an acquisition, a business combination or a major business initiative could adversely affect our business or results of operations;

●	our marketing programs, e-commerce initiatives and use of consumer information are governed by an evolving set of laws and enforcement trends and unfavorable changes in those laws or trends, or our failure to comply with existing or future laws, could substantially harm our business and results of operations;

●	product recalls and/or product liability, as well as changes in product safety and other consumer protection laws, may adversely impact our operations, merchandise offerings, reputation, results of operation, cash flow, and financial condition;

●	changes in estimates or projections used to assess fair value of intangible assets, goodwill and property and equipment may cause us to incur impairment charges that could adversely affect our results of operations;

●	disruptions in the capital markets could increase our costs of doing business;

●	our real estate leases generally obligate us for long periods, which subjects us to various financial risks;

●	we have co-sourced certain of our information technology, accounts payable, payroll, accounting and human resources functions, and may co-source other administrative functions, which makes us more dependent upon third parties;

●	failure to attract and retain quality sales, distribution center and other team members in appropriate numbers as well as experienced buying and management personnel could adversely affect our performance;

●	affiliates of, or funds advised by, Bain Capital Private Equity, L.P. and The Blackstone Group L.P. own approximately 47% of the outstanding shares of our common stock and as a result will have the ability to strongly influence our decisions, and they may have interests that differ from those of other stockholders; and

●	our holding company structure makes us, and certain of our direct and indirect subsidiaries, dependent on the operations of our, and their, subsidiaries to meet our financial obligations.

For more details on factors that may cause actual results to differ materially from such forward-looking statements see the Risk Factors section of our Annual Report. Except as required by applicable law, we disclaim any intention to, and undertake no obligation to, update or revise any forward-looking statement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We are exposed to fluctuations in exchange rates between the U.S. and Canadian dollar, which is the functional currency of our Canadian subsidiaries. Our sales, costs and expenses of our Canadian subsidiaries, when translated into U.S. dollars, can fluctuate due to exchange rate movement. A 10% increase or decrease in the exchange rate of the Canadian dollar would have increased or decreased net income by approximately $6 million for the 26 weeks ended August 3, 2019.

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our Amended and Restated Term Loan Credit Facility and our Amended Revolving Credit Facility. The interest rates on our Amended and Restated Term Loan Credit Facility and our Amended Revolving Credit Facility will reprice periodically, which will impact our earnings and cash flow. In April 2018, we executed two interest rate swap agreements with an aggregate notional value of $1 billion which are intended to mitigate interest rate risk associated with future changes in interest rates for borrowings under our Amended and Restated Term Loan Credit Facility. As a result of these interest rate swaps, our exposure to interest rate volatility for $1 billion of our Amended and Restated Term Loan Credit Facility was eliminated beginning in the second quarter of fiscal 2018. The interest rate on our 2027 Senior Notes is fixed. Based on our overall interest rate exposure to variable rate debt outstanding as of August 3, 2019, a 100 basis point change in interest rates would impact income before income taxes by approximately $12 million for fiscal 2019. A 100 basis point change in interest rates would impact the fair value of our long-term fixed rate debt by approximately $12 million. A change in interest rates would not materially affect the fair value of our variable rate debt as the debt reprices periodically.

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

Change in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended August 3, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides certain information with respect to our purchases of shares of the Company’s common stock during the second quarter of fiscal 2019:

				Approximate Dollar Value
			Total Number of	of Shares That May
			Shares Purchased	Yet Be Purchased
	Total Number of	Average Price	as Part of Publicly	Under the Plan (2)
Period	Shares Purchased (1)	Paid per Share	Announced Plan (2)	(in thousands)
May 5, 2019 - June 1, 2019	3,329	$9.15	—	$398,353
June 2, 2019 - July 6, 2019	304,900	7.97	300,000	395,970
July 7, 2019 - August 3, 2019	2,681,057	8.46	2,678,253	373,353
Total	2,989,286	$8.41	2,978,253	$373,353
(1)	These amounts reflect the following transactions during the second quarter of fiscal 2019: (i) the repurchase of shares as part of our publicly announced share repurchase program and (ii) surrender of shares of common stock to the Company to satisfy tax withholding obligations in connection with the vesting of employee restricted stock equity awards.

(2)	In September 2018, the Board of Directors authorized the Company to purchase up to $500 million of the Company’s common stock on the open market or through accelerated share repurchase transactions. The share repurchase program does not have an expiration date. The Company has retired and intends to continue to retire shares repurchased under the program.

ITEM 6. EXHIBITS

(a)	Exhibits:

Exhibit Number	Description of Exhibit

4.1

Indenture, dated July 8, 2019, among Michaels Stores, Inc., as Issuer, the guarantors party thereto and U.S. National Bank Association, as trustee (previously filed as Exhibit 4.1 to Form 8-K filed by the Company on July 9, 2019, SEC File No. 001-36501).

10.1

Purchase Agreement, dated June 21, 2019, by and among Michaels Stores, Inc., as Issuer, Aaron Brothers, Inc., Artistree, Inc., Darice, Inc., Darice Imports, Inc., Lamrite West, Inc., Michaels Finance Company, Inc., Michaels Stores Procurement Company, Inc. and Michaels Stores Card Services, LLC, each as a Guarantor, and BofA Securities, Inc., as representative of the initial purchasers (previously filed as Exhibit 10.1 to Form 8-K filed by the Company on June 25, 2019, SEC File No. 001-36501).

10.2*	Form of Restricted Stock Award Agreement, dated August 5, 2019, between Michaels Stores, Inc. and Mark S. Cosby (filed herewith).

10.3*	Form of Restricted Stock Award Agreement, dated August 5, 2019, between Michaels Stores, Inc. and Philo T. Pappas (filed herewith).

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

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: September 4, 2019