Form 10-Q
period 2019-11-02
Michaels Companies, Inc.
filed 2019-12-06
CIK 1593936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2019

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

As of November 26, 2019, 146,785,176 shares of The Michaels Companies, Inc.’s common stock were outstanding.

THE MICHAELS COMPANIES, INC.

Part I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE MICHAELS COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018
Net sales	$1,222,021	$1,274,058	$3,349,430	$3,482,835
Cost of sales and occupancy expense	780,387	795,104	2,123,171	2,173,990
Gross profit	441,634	478,954	1,226,259	1,308,845
Selling, general and administrative	322,807	340,593	933,478	970,191
Restructure and impairment charges	41,376	—	48,332	44,278
Store pre-opening costs	1,402	1,196	4,370	3,995
Operating income	76,049	137,165	240,079	290,381
Interest expense	38,781	37,798	116,274	109,493
Losses on early extinguishments of debt and refinancing costs	161	—	1,316	1,835
Other expense (income), net	78	(121)	2,931	(2,646)
Income before income taxes	37,029	99,488	119,558	181,699
Income taxes	8,324	15,719	28,615	43,557
Net income	$28,705	$83,769	$90,943	$138,142

Other comprehensive income, net of tax:
Foreign currency and interest rate swaps	1,230	3,016	(8,358)	(3,230)
Comprehensive income	$29,935	$86,785	$82,585	$134,912

Earnings per common share:
Basic	$0.19	$0.50	$0.58	$0.79
Diluted	$0.19	$0.50	$0.58	$0.78
Weighted-average common shares outstanding:
Basic	150,877	165,975	155,299	174,949
Diluted	150,925	166,570	155,342	175,851

See accompanying notes to consolidated financial statements.

THE MICHAELS COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	November 2,	February 2,	November 3,
ASSETS	2019	2019	2018
Current Assets:
Cash and equivalents	$118,387	$245,887	$102,670
Merchandise inventories	1,423,367	1,108,715	1,440,875
Prepaid expenses and other	73,223	98,659	100,791
Accounts receivable, net	25,224	57,328	42,997
Income taxes receivable	1,744	4,935	6,544
Total current assets	1,641,945	1,515,524	1,693,877
Property and equipment, at cost	1,733,717	1,656,098	1,642,838
Less accumulated depreciation and amortization	(1,301,785)	(1,217,021)	(1,189,442)
Property and equipment, net	431,932	439,077	453,396
Operating lease assets	1,613,527	—	—
Goodwill	94,290	112,069	119,074
Other intangible assets, net	5,043	17,238	20,591
Deferred income taxes	38,075	25,005	23,367
Other assets	20,267	19,423	28,730
Total assets	$3,845,079	$2,128,336	$2,339,035

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$658,182	$485,004	$645,469
Accrued liabilities and other	374,120	378,742	407,684
Current portion of operating lease liabilities	303,023	—	—
Current portion of long-term debt	24,900	24,900	240,261
Income taxes payable	22,520	43,907	476
Total current liabilities	1,382,745	932,553	1,293,890
Long-term debt	2,649,756	2,681,000	2,690,302
Long-term operating lease liabilities	1,374,555	—	—
Other liabilities	69,853	140,978	144,694
Total liabilities	5,476,909	3,754,531	4,128,886

Commitments and contingencies

Stockholders’ Deficit:
Common stock, $0.06775 par value, 350,000 shares authorized; 146,770 shares issued and outstanding at November 2, 2019; 157,774 shares issued and outstanding at February 2, 2019; and 158,616 shares issued and outstanding at November 3, 2018	9,850	10,594	10,700
Additional paid-in-capital	1,245	5,954	—
Treasury stock	—	—	(12,168)
Accumulated deficit	(1,620,009)	(1,628,185)	(1,781,493)
Accumulated other comprehensive loss	(22,916)	(14,558)	(6,890)
Total stockholders’ deficit	(1,631,830)	(1,626,195)	(1,789,851)
Total liabilities and stockholders’ deficit	$3,845,079	$2,128,336	$2,339,035

See accompanying notes to consolidated financial statements.

THE MICHAELS COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	39 Weeks Ended
	November 2,	November 3,
	2019	2018
Cash flows from operating activities:
Net income	$90,943	$138,142
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of operating lease assets	244,258	—
Depreciation and amortization	94,025	89,933
Share-based compensation	18,664	20,780
Debt issuance costs amortization	3,509	3,759
Loss on write-off of investment	5,036	—
Accretion of long-term debt, net	(195)	(385)
Restructure and impairment charges	48,332	44,278
Deferred income taxes	(9,984)	7,710
Losses on early extinguishments of debt and refinancing costs	1,316	1,835
Changes in assets and liabilities:
Merchandise inventories	(316,220)	(338,260)
Prepaid expenses and other	(14,445)	(2,886)
Accounts receivable	30,684	(18,269)
Other assets	(4,728)	(1,314)
Operating lease liabilities	(225,951)	—
Accounts payable	162,222	150,088
Accrued interest	8,441	7,850
Accrued liabilities and other	(10,471)	1,077
Income taxes	(18,318)	(79,258)
Other liabilities	(751)	734
Net cash provided by operating activities	106,367	25,814

Cash flows used in investing activities:
Additions to property and equipment	(89,632)	(119,553)

Cash flows from financing activities:
Common stock repurchased	(107,908)	(430,509)
Payments on term loan credit facility	(18,675)	(17,356)
Payment of 2020 senior subordinated notes	(510,000)	—
Issuance of 2027 senior notes	500,000	—
Borrowings on asset-based revolving credit facility	11,100	307,400
Payments on asset-based revolving credit facility	(11,100)	(89,400)
Payment of debt refinancing costs	(8,158)	(1,117)
Payment of dividends	—	(317)
Proceeds from stock options exercised	506	1,812
Net cash used in financing activities	(144,235)	(229,487)

Net change in cash and equivalents	(127,500)	(323,226)
Cash and equivalents at beginning of period	245,887	425,896
Cash and equivalents at end of period	$118,387	$102,670

Supplemental cash flow information:
Cash paid for interest	$105,374	$98,864
Cash paid for taxes	$56,793	$115,724

See accompanying notes to consolidated financial statements.

THE MICHAELS COMPANIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands)

(Unaudited)

	13 Weeks Ended
						Accumulated
	Number of			Additional		Other
	Common	Common	Treasury	Paid-in	Accumulated	Comprehensive
	Shares	Stock	Stock	Capital	Deficit	Loss	Total
Balance at August 3, 2019	155,199	$10,419	$—	$—	$(1,573,843)	$(24,146)	$(1,587,570)
Net income	—	—	—	—	28,705	—	28,705
Foreign currency and interest rate swaps	—	—	—	—	—	1,230	1,230
Share-based compensation	—	—	—	6,424	—	—	6,424
Exercise of stock options and other awards	242	17	—	(53)	—	—	(36)
Repurchase of stock and retirements	(8,747)	(586)	—	(5,126)	(74,871)	—	(80,583)
Issuance of restricted stock awards	76	—	—	—	—	—	—
Balance at November 2, 2019	146,770	$9,850	$—	$1,245	$(1,620,009)	$(22,916)	$(1,631,830)

Balance at August 4, 2018	171,375	$11,504	$—	$—	$(1,700,978)	$(9,906)	$(1,699,380)
Net income	—	—	—	—	83,769	—	83,769
Foreign currency and interest rate swaps	—	—	—	—	—	3,016	3,016
Share-based compensation	—	—	—	8,550	—	—	8,550
Exercise of stock options and other awards	347	23	—	340	—	—	363
Repurchase of stock and retirements	(13,106)	(827)	(12,168)	(8,890)	(164,284)	—	(186,169)
Balance at November 3, 2018	158,616	$10,700	$(12,168)	$—	$(1,781,493)	$(6,890)	$(1,789,851)

	39 Weeks Ended
						Accumulated
	Number of			Additional		Other
	Common	Common	Treasury	Paid-in	Accumulated	Comprehensive
	Shares	Stock	Stock	Capital	Deficit	Loss	Total
Balance at February 2, 2019	157,774	$10,594	$—	$5,954	$(1,628,185)	$(14,558)	$(1,626,195)
Net income	—	—	—	—	90,943	—	90,943
Foreign currency and interest rate swaps	—	—	—	—	—	(8,358)	(8,358)
Share-based compensation	—	—	—	19,182	—	—	19,182
Exercise of stock options and other awards	836	57	—	449	—	—	506
Repurchase of stock and retirements	(11,987)	(801)	—	(24,340)	(82,767)	—	(107,908)
Issuance of restricted stock awards	147	—	—	—	—	—	—
Balance at November 2, 2019	146,770	$9,850	$—	$1,245	$(1,620,009)	$(22,916)	$(1,631,830)

Balance at February 3, 2018	181,919	$12,206	$—	$21,740	$(1,539,781)	$(3,660)	$(1,509,495)
Net income	—	—	—	—	138,142	—	138,142
Foreign currency and interest rate swaps	—	—	—	—	—	(3,230)	(3,230)
Share-based compensation	—	—	—	21,597	—	—	21,597
Exercise of stock options and other awards	847	57	—	1,755	—	—	1,812
Repurchase of stock and retirements	(24,150)	(1,563)	(12,168)	(45,092)	(379,854)	—	(438,677)
Balance at November 3, 2018	158,616	$10,700	$(12,168)	$—	$(1,781,493)	$(6,890)	$(1,789,851)

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

We report on the basis of a 52-week or 53-week fiscal year, which ends on the Saturday closest to January 31. All references to fiscal year mean the year in which that fiscal year began. References to “fiscal 2019” relate to the 52 weeks ending February 1, 2020 and references to “fiscal 2018” relate to the 52 weeks ended February 2, 2019. In addition, all references to “the third quarter of fiscal 2019” relate to the 13 weeks ended November 2, 2019 and all references to “the third quarter of fiscal 2018” relate to the 13 weeks ended November 3, 2018. Finally, all references to “the nine months ended November 2, 2019” relate to the 39 weeks ended November 2, 2019 and all references to “the nine months ended November 3, 2018” relate to the 39 weeks ended November 3, 2018. Because of the seasonal nature of our business, the results of operations for the 13 and 39 weeks ended November 2, 2019 are not indicative of the results to be expected for the entire year.

Restructure and Impairment Charges

In March 2018 and January 2019, we closed our Aaron Brothers and Pat Catan’s stores, respectively. In the first nine months of fiscal 2019, we recorded a restructure charge related to Pat Catan’s totaling $8.2 million, primarily related to employee-related expenses and the impairment of an indefinite-lived intangible asset. In the first nine months of fiscal 2018, we recorded a restructure charge related to Aaron Brothers totaling $44.3 million, primarily related to the transfer of the rights to sell inventory and other assets to a third party to facilitate the store closures and assist with the disposition of our remaining lease obligations and employee-related expenses. In the first nine months of fiscal 2018, Pat Catan's and Aaron Brothers had net sales totaling approximately $75.5 million and $12.9 million, respectively. Excluding the restructure charges, Aaron Brothers and Pat Catan’s did not have a material impact on the Company’s operating income in the periods presented.

The Company reviews goodwill and other indefinite-lived intangible assets for impairment annually in the fourth quarter, or more frequently if events occur which indicate the carrying value of these assets may not be recoverable. In addition, long-lived assets and definite-lived intangible assets that are subject to amortization are evaluated for indicators of impairment whenever events or changes in circumstances indicate their carrying value may not be recoverable. If indications of impairment exist, fair value is generally determined using the present value of future cash flows using updated financial projections and a weighted-average cost of capital.

During the third quarter of fiscal 2019, the Company identified impairment indicators within our Darice wholesale business that were primarily due to a deterioration in sales associated with overall declining demand from customers. These indicators have led the Company to revise Darice’s forecasted sales expectations downwards resulting in a significantly lower projected operating plan. As a result, the Company performed interim impairment tests as of November 2, 2019 on Darice’s goodwill, indefinite and definite-lived intangible assets and long-lived assets, including operating lease assets.

As a result of the interim impairment testing, the Company recorded an impairment charge of $40.1 million at November 2, 2019, consisting of $17.8 million related to goodwill, $14.4 million related to long-lived assets, including operating lease assets, and $7.9 million related to indefinite and definite-lived intangible assets. At November 2, 2019, the carrying value of Darice’s operating lease assets adjusted for the impairment charge totaled $32.5 million. The carrying value of the remaining long-lived assets related to Darice, including intangible assets, are not material.

Share Repurchase Program

In September 2018, the Board of Directors authorized a new share repurchase program for the Company to purchase $500 million of the Company’s common stock on the open market or through accelerated share repurchase transactions. The share repurchase program does not have an expiration date, and the timing and number of repurchase transactions under the program will depend on market conditions, corporate considerations, debt agreements and regulatory requirements. Shares repurchased under the program are held as treasury shares until retired. During the nine months ended November 2, 2019, we repurchased 11.6 million shares for an aggregate amount of $105.1 million. As of November 2, 2019, we had $293.5 million of availability remaining under our current share repurchase program.

Accounting Pronouncement Recently Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). Under ASU 2016-02, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. The lease standard requires companies to use a modified retrospective transition approach as of the beginning of the earliest comparable period presented in the company’s financial statements. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements” which provided an additional transition option that allows companies to continue applying the guidance under the current lease standard in the comparative periods presented in the consolidated financial statements. We utilized the additional transition option to adopt ASU 2016-02 in the first quarter of fiscal 2019. As a result, the standard was applied starting February 3, 2019 and prior periods were not restated. We also elected the practical expedient permitted under the transition guidance which permits companies not to reassess prior conclusions on lease identification, historical lease classification and initial direct costs. The adoption of the standard resulted in the recognition of operating lease assets and liabilities of approximately $1.7 billion as of February 3, 2019. The adoption did not result in a material impact on our consolidated statements of comprehensive income.

Recent Accounting Pronouncement Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326)” (“ASU 2016-13”) which makes significant changes to the accounting for credit losses on financial assets and disclosures. The standard requires immediate recognition of management’s estimates of current expected credit losses. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. ASU 2016-13 permits only a modified retrospective approach without restatement. We do not anticipate a material impact to the consolidated financial statements once implemented.

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

Impairment losses related to goodwill and other indefinite-lived intangible assets are calculated based on the estimated fair value of each reporting unit, which is determined using significant unobservable inputs including the present value of future cash flows expected to be generated by the reporting unit using a weighted-average cost of capital, terminal values and updated financial projections for the next five years and are classified as Level 3 measurements in the fair value hierarchy.

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

	November 2,	February 2,	November 3,
	2019	2019	2018
	(in thousands)
Assets
Interest rate swaps	$—	$—	$5,028

Liabilities
Term loan credit facility	$2,135,435	$2,177,098	$2,195,613
Senior notes	496,155	—	—
Senior subordinated notes	—	511,913	510,000
Short-term portion of interest rate swaps	11,938	2,557	571
Long-term portion of interest rate swaps	6,295	3,809	—

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

Customer Receivables

As of November 2, 2019, February 2, 2019 and November 3, 2018, receivables from customers, which consist primarily of trade receivables related to Darice, were approximately $18.0 million, $32.1 million and $30.5 million, respectively, and are included in accounts receivable, net in the consolidated balance sheets.

Gift Cards

The gift card liability is included in accrued liabilities and other in the consolidated balance sheets. The following table includes activity related to gift cards (in thousands):

	13 Weeks Ended		39 Weeks Ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018
Balance at beginning of period	$55,764	$50,513	$61,071	$56,729
Issuance of gift cards	11,878	12,275	36,343	37,552
Revenue recognized (1)	(12,300)	(12,592)	(41,715)	(42,193)
Gift card breakage	(724)	(758)	(1,081)	(2,650)
Balance at end of period	$54,618	$49,438	$54,618	$49,438
(1)	Revenue recognized from the beginning liability during the third quarters of fiscal 2019 and fiscal 2018 totaled $6.9 million and $7.1 million, respectively. Revenue recognized from the beginning liability during the first nine months of fiscal 2019 and fiscal 2018 totaled $19.4 million and $19.7 million, respectively.

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

The components of lease costs are as follows (in thousands):

	13 Weeks Ended	39 Weeks Ended
	November 2,	November 2,
	2019	2019
Operating lease cost (1)	$106,294	$316,358
Variable lease cost (2)	38,319	110,836
Total lease cost	$144,613	$427,194
(1)	Includes an immaterial amount related to short-term non-real estate leases.
(2)	Includes taxes, insurance and common areas maintenance costs for our leased facilities which are paid based on actual cost incurred by the lessor. Also includes contingent rent which is immaterial in the periods presented.

Additional information related to our operating leases is as follows (in thousands, except weighted-average data):

39 Weeks Ended
November 2,
2019
Operating cash outflows included in the measurement of lease liabilities	$322,701
Operating lease assets obtained in exchange for new operating lease liabilities	$222,887
Weighted-average remaining lease term	6.0 years
Weighted-average discount rate	5.6%

Maturities of our lease liabilities are as follows as of November 2, 2019 (in thousands):

Fiscal Year
2019	$71,036
2020	421,971
2021	373,165
2022	311,434
2023	248,741
Thereafter	573,554
Total lease payments	$1,999,901
Less: Interest	(322,323)
Present value of lease liabilities	$1,677,578

Lease payments exclude $96.1 million related to 28 leases that have been signed as of November 2, 2019 but have not yet commenced.

5. DEBT

Long-term debt consists of the following (in thousands):

		November 2,	February 2,	November 3,
	Interest Rate	2019	2019	2018
Term loan credit facility	Variable	$2,188,775	$2,207,450	$2,214,994
Asset-based revolving credit facility	Variable	—	—	218,000
Senior notes	8.00%	500,000	—	—
Senior subordinated notes	5.875%	—	510,000	510,000
Total debt		2,688,775	2,717,450	2,942,994
Less unamortized discount/premium and debt costs		(14,119)	(11,550)	(12,431)
Total debt, net		2,674,656	2,705,900	2,930,563
Less current portion		(24,900)	(24,900)	(240,261)
Long-term debt		$2,649,756	$2,681,000	$2,690,302

Revolving Credit Facility

As of November 2, 2019 and November 3, 2018, the borrowing base under our senior secured asset-based revolving credit facility (“Amended Revolving Credit Facility”) was $850.0 million, of which Michaels Stores, Inc. (“MSI”) had unused borrowing capacity of $768.0 million and $567.0 million, respectively. As of November 2, 2019 and November 3, 2018, outstanding standby letters of credit, which reduce our borrowing base, totaled $82.0 million and $65.0 million, respectively.

On August 30, 2019, MSI, as borrower, and Michaels Funding, Inc. and certain of MSI’s subsidiaries, as guarantors, entered into an amended and restated credit agreement with Wells Fargo Bank, National Association and other lenders. The amendment extends the maturity date of the Amended Revolving Credit Facility to August 30, 2024, subject to an earlier springing maturity date if certain of our outstanding indebtedness has not been repaid, redeemed, refinanced or cash collateralized or if the necessary availability reserves have not been established prior to such time. MSI is required to pay a commitment fee on the unutilized commitments under the Amended Revolving Credit Facility which is 0.25% per annum, subject to reduction to 0.20% when excess availability is less than 50% of the loan cap. The loan cap is defined as the lesser of the commitment amount and the borrowing base. All other significant terms of the Amended Revolving Credit Facility have remained unchanged.

As of November 2, 2019, net debt issuance costs totaled $3.7 million and are being amortized as interest expense over the life of the Amended Revolving Credit Facility. As a result of the refinancing of our Amended Revolving Credit Facility on August 30, 2019, MSI recorded a loss on the early extinguishment of debt of $0.2 million during the third quarter of fiscal 2019.

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

The 2027 Senior Notes Indenture also provides for customary events of default which, if any of them occurs, would require or permit the principal of and accrued interest on the 2027 Senior Notes to become or to be declared due and payable. As of November 2, 2019, MSI was in compliance with all covenants.

As of November 2, 2019, net debt issuance costs totaled $6.0 million and are being amortized over the life of the 2027 Senior Notes. As a result of the redemption of our 2020 Senior Subordinated Notes on July 29, 2019, MSI recorded a loss on the early extinguishment of debt of $1.2 million during the second quarter of fiscal 2019.

Interest Rate Swaps

In April 2018, we executed two interest rate swaps with an aggregate notional value of $1 billion associated with our outstanding Amended and Restated Term Loan Credit Facility. The interest rate swaps have a maturity date of April 30, 2021 and were executed for risk management and are not held for trading purposes. The objective of the interest rate swaps is to hedge the variability of cash flows resulting from fluctuations in the one-month LIBOR. The swaps replaced the one-month LIBOR with a fixed interest rate of 2.7765% and payments are settled monthly. The swaps qualify as cash flow hedges and changes in the fair values are recorded in accumulated other comprehensive income in the consolidated balance sheet. The changes in fair value are reclassified from accumulated other comprehensive income to interest expense in the same period that the hedged items affect earnings. Amounts reclassified from accumulated other comprehensive income to interest expense during the third quarters of fiscal 2019 and fiscal 2018 were $1.7 million and $1.6 million, respectively. Amounts reclassified from accumulated other comprehensive income to interest expense during the nine months ended November 2, 2019 and November 3, 2018 were $3.3 million and $3.7 million, respectively.

6. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table includes detail regarding changes in the composition of accumulated other comprehensive loss (in thousands):

	13 Weeks Ended		39 Weeks Ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018
Beginning of period	$(24,146)	$(9,906)	$(14,558)	$(3,660)
Foreign currency translation	972	(942)	424	(6,528)
Interest rate swaps	258	3,958	(8,782)	3,298
End of period	$(22,916)	$(6,890)	$(22,916)	$(6,890)

7. INCOME TAXES

The effective tax rate was 22.5% in the third quarter of fiscal 2019 compared to 15.8% in the third quarter of fiscal 2018. The effective tax rate in the third quarter of fiscal 2019 was higher than the same period in the prior year primarily due to $7.1 million of tax benefits recognized in the third quarter of fiscal 2018 associated with the enactment of the Tax Cuts and Jobs Act of 2017 (“Tax Act”). The effective tax rate was 23.9% in the nine months ended November 2, 2019 compared to 24.0% in the same period in the prior year. The effective tax rate in the first nine months of fiscal 2019 was slightly lower than the same period in the prior year primarily due to a tax benefit associated with a state income tax settlement in fiscal 2019 and a $1.0 million charge in fiscal 2018 associated with the enactment of the Tax Act, partially offset by the vesting and expiration of share-based compensation awards.

8. EARNINGS PER SHARE

The Company’s unvested restricted stock awards contain non-forfeitable rights to dividends and meet the criteria of a participating security as defined by ASC 260, “Earnings Per Share”. In applying the two-class method, net income is allocated to both common and participating securities based on their respective weighted-average shares outstanding for the period. Basic earnings per share is computed by dividing net income allocated to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average common shares outstanding plus the potential dilutive impact from stock options and restricted stock units. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. There were 10.1 million and 8.4 million anti-dilutive shares during the third quarters of fiscal 2019 and fiscal 2018, respectively. There were 10.6 million and 7.1 million anti-dilutive shares during the nine months ended November 2, 2019 and November 3, 2018, respectively.

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018
Basic earnings per common share:
Net income	$28,705	$83,769	$90,943	$138,142
Less income related to unvested restricted shares	(40)	(138)	(108)	(285)
Income available to common shareholders - Basic	$28,665	$83,631	$90,835	$137,857

Weighted-average common shares outstanding - Basic	150,877	165,975	155,299	174,949

Basic earnings per common share	$0.19	$0.50	$0.58	$0.79

Diluted earnings per common share:
Net income	$28,705	$83,769	$90,943	$138,142
Less income related to unvested restricted shares	(40)	(138)	(108)	(284)
Income available to common shareholders - Diluted	$28,665	$83,631	$90,835	$137,858

Weighted-average common shares outstanding - Basic	150,877	165,975	155,299	174,949
Effect of dilutive stock options and restricted stock units	48	595	43	902
Weighted-average common shares outstanding - Diluted	150,925	166,570	155,342	175,851

Diluted earnings per common share	$0.19	$0.50	$0.58	$0.78

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

Our net sales by country are as follows (in thousands):

	13 Weeks Ended		39 Weeks Ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018
United States(1)	$1,105,178	$1,153,784	$3,038,315	$3,158,393
Canada	116,843	120,274	311,115	324,442
Total	$1,222,021	$1,274,058	$3,349,430	$3,482,835
(1)	In the first quarter of fiscal 2018 we closed our Aaron Brothers stores and in the fourth quarter of fiscal 2018 we closed our Pat Catan’s stores. In the third quarter of fiscal 2018, Pat Catan’s sales totaled approximately $26.7 million. For the nine months ended November 3, 2018, Pat Catan’s and Aaron Brothers sales totaled approximately $75.5 million and $12.9 million, respectively.

10. RELATED PARTY TRANSACTIONS

Affiliates of, or funds advised by, Bain Capital Private Equity, L.P. (“Bain Capital”) and The Blackstone Group L.P. (“The Blackstone Group”) owned approximately 36% and 14% of our outstanding common stock, respectively, as of November 2, 2019. Affiliates of The Blackstone Group also held $4.9 million of our Amended and Restated Term Loan Credit Facility as of November 2, 2019.

The Blackstone Group owns a majority equity position in RGIS, a vendor we utilized until February 2018 to count our store inventory. There were no payments associated with this vendor during the third quarter of fiscal 2018. Payments associated with this vendor during the nine months ended November 3, 2018 were $0.7 million. These expenses are included in selling, general and administrative (“SG&A”) in the consolidated statements of comprehensive income.

The Blackstone Group owns a majority equity position in ShopCore Properties, LP, Blackstone Real Estate DDR Retail Holdings III, LLC and Blackstone Real Estate RC Retail Holdings, LLC and has significant influence over Edens Limited Partnership, vendors we utilize to lease certain properties. Payments associated with these vendors during the third quarters of fiscal 2019 and fiscal 2018 were $2.5 million. Payments made during the nine months ended November 2, 2019 and November 3, 2018 were $7.5 million and $8.5 million, respectively. These expenses are included in cost of sales and occupancy expense in the consolidated statements of comprehensive income.

The Blackstone Group owns a majority equity position in JDA Software Group, Inc., a vendor we utilize for transportation and supply chain software. Payments associated with this vendor during the third quarters of fiscal 2019 and fiscal 2018 were $0.7 million and $0.3 million, respectively. Payments made during the nine months ended November 2, 2019 and November 3, 2018 were $2.3 million and $2.2 million, respectively. These expenses are included in SG&A in the consolidated statements of comprehensive income.

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

Michaels Stores, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	November 2,	February 2,	November 3,
ASSETS	2019	2019	2018
Current assets:
Cash and equivalents	$117,597	$245,108	$101,895
Merchandise inventories	1,423,367	1,108,715	1,440,875
Prepaid expenses and other current assets	100,165	160,767	146,317
Total current assets	1,641,129	1,514,590	1,689,087
Property and equipment, net	431,932	439,077	453,396
Operating lease assets	1,613,527	—	—
Goodwill	94,290	112,069	119,074
Other assets	63,390	61,667	73,088
Total assets	$3,844,268	$2,127,403	$2,334,645

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$658,182	$485,004	$645,469
Accrued liabilities and other	373,710	378,313	407,252
Current portion of operating lease liabilities	303,023	—	—
Current portion of long-term debt	24,900	24,900	240,261
Other current liabilities	22,520	43,907	41,948
Total current liabilities	1,382,335	932,124	1,334,930
Long-term debt	2,649,756	2,681,000	2,690,302
Long-term operating lease liabilities	1,374,555	—	—
Other liabilities	125,819	199,705	156,770
Total stockholders’ deficit	(1,688,197)	(1,685,426)	(1,847,357)
Total liabilities and stockholders’ deficit	$3,844,268	$2,127,403	$2,334,645

Michaels Stores, Inc.

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	13 Weeks Ended		39 Weeks Ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018
Net sales	$1,222,021	$1,274,058	$3,349,430	$3,482,835
Cost of sales and occupancy expense	780,387	795,104	2,123,171	2,173,990
Gross profit	441,634	478,954	1,226,259	1,308,845
Selling, general and administrative	322,563	340,375	932,777	969,500
Restructure and impairment charges	41,376	—	48,332	44,278
Store pre-opening costs	1,402	1,196	4,370	3,995
Operating income	76,293	137,383	240,780	291,072
Interest and other expense, net	38,863	37,680	119,218	106,857
Losses on early extinguishment of debt and refinancing costs	161	—	1,316	1,835
Income before income taxes	37,269	99,703	120,246	182,380
Income taxes	8,381	15,771	28,780	43,722
Net income	$28,888	$83,932	$91,466	$138,658

Other comprehensive income, net of tax:
Foreign currency and interest rate swaps	1,230	3,016	(8,358)	(3,230)
Comprehensive income	$30,118	$86,948	$83,108	$135,428

Michaels Stores, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	39 Weeks Ended
	November 2,	November 3,
	2019	2018
Cash flows from operating activities:
Net cash provided by operating activities	$104,014	$22,855

Cash flows used in investing activities:
Additions to property and equipment	(89,632)	(119,553)

Cash flows from financing activities:
Net repayments of debt	(539,775)	(106,756)
Net borrowings of debt	511,100	307,400
Payment of debt refinancing costs	(8,158)	(1,117)
Payment of dividend to Michaels Funding, Inc.	(105,060)	(426,063)
Net cash used in financing activities	(141,893)	(226,536)

Net change in cash and equivalents	(127,511)	(323,234)
Cash and equivalents at beginning of period	245,108	425,129
Cash and equivalents at end of period	$117,597	$101,895

12. SUBSEQUENT EVENT

On November 22, 2019, the Company entered into an asset purchase agreement with A.C. Moore Incorporated, and certain of its affiliates, to acquire intellectual property and the right to lease up to 40 store locations for $58 million, subject to certain purchase price adjustments. In connection with the acquisition we also leased a distribution facility in New Jersey. The store locations are expected to be reopened under the Michaels brand name in fiscal 2020 and will include the relocation of certain existing Michaels stores. The transaction is intended to expand our presence in strategic markets and better serve our customers both online and in stores.

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

We report on the basis of a 52-week or 53-week fiscal year, which ends on the Saturday closest to January 31. All references to fiscal year mean the year in which that fiscal year began. References to “fiscal 2019” relate to the 52 weeks ending February 1, 2020 and references to “fiscal 2018” relate to the 52 weeks ended February 2, 2019. In addition, all references to “the third quarter of fiscal 2019” relate to the 13 weeks ended November 2, 2019 and all references to “the third quarter of fiscal 2018” relate to the 13 weeks ended November 3, 2018. Finally, all references to “the nine months ended November 2, 2019” relate to the 39 weeks ended November 2, 2019 and all references to “the nine months ended November 3, 2018” relate to the 39 weeks ended November 3, 2018. Because of the seasonal nature of our business, the results of operations for the 13 and 39 weeks ended November 2, 2019 are not indicative of the results to be expected for the entire year.

Overview

We are the largest arts and crafts specialty retailer in North America (based on store count) providing materials, project ideas and education for creative activities under the Michaels retail brand. We also operate a wholesale business under the Darice brand name and a market-leading, vertically-integrated custom framing business under the Artistree brand name. As of November 2, 2019, we operated 1,274 Michaels stores.

Net sales for the third quarter of fiscal 2019 decreased 4.1% compared to the same period in the prior year. The decrease in net sales was due primarily to a 2.2% decrease in comparable store sales and the closure of our Pat Catan’s stores in fiscal 2018. The decrease was partially offset by net sales related to 18 additional Michaels stores opened (net of closures) since November 3, 2018. Gross profit as a percent of net sales decreased 150 basis points to 36.1% during the third quarter of fiscal 2019 due to an increase in promotional activity, the impact of tariffs on inventory we purchase from China, a change in sales mix and deleveraging occupancy and distribution related costs. The decrease was partially offset by benefits from our ongoing pricing and sourcing initiatives and a decrease in inventory reserves. Operating income as a percent of net sales decreased to 6.2% for the third quarter of fiscal 2019 compared to 10.8% in the same period in the prior year. The decrease in operating income was due to a $40.1 million impairment charge recorded during the third quarter of fiscal 2019 as a result of lower than expected operating performance in our wholesale business and lower retail sales.

Certain products that we import from China have been impacted by tariffs. During the first nine months of fiscal 2019, we successfully mitigated a substantial amount of the financial impact of these tariffs. Our mitigation efforts included, among other things, selectively increasing prices on certain of our products, sourcing products from alternative countries and negotiating lower prices with our suppliers in China. If additional tariffs are implemented, we cannot provide any assurances that our mitigation efforts will be successful and, as a result, such tariffs could have a material impact on our business.

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

Operating Information

The following table sets forth certain operating data:

	13 Weeks Ended		39 Weeks Ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018
Michaels stores:
Open at beginning of period	1,262	1,251	1,258	1,238
New stores	13	6	21	21
Relocated stores opened	5	4	13	20
Closed stores	(1)	(1)	(5)	(3)
Relocated stores closed	(5)	(4)	(13)	(20)
Open at end of period	1,274	1,256	1,274	1,256

Aaron Brothers stores:
Open at beginning of period	—	—	—	97
Closed stores	—	—	—	(97)
Open at end of period	—	—	—	—

Pat Catan's stores:
Open at beginning and end of period	—	36	—	36
Total store count at end of period	1,274	1,292	1,274	1,292

Other Operating Data:
Average inventory per Michaels store (in thousands) (1)	$1,069	$1,039	$1,069	$1,039
Comparable store sales	(2.2)%	3.8%	(1.7)%	1.4%
Comparable store sales, at constant currency	(2.1)%	4.3%	(1.4)%	1.4%
(1)	The calculation of average inventory per Michaels store excludes our Aaron Brothers and Pat Catan’s stores.

Results of Operations

The following table sets forth the percentage relationship to net sales of line items in our consolidated statements of comprehensive income. This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes.

	13 Weeks Ended		39 Weeks Ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and occupancy expense	63.9	62.4	63.4	62.4
Gross profit	36.1	37.6	36.6	37.6
Selling, general and administrative	26.4	26.7	27.9	27.9
Restructure and impairment charges	3.4	—	1.4	1.3
Store pre-opening costs	0.1	0.1	0.1	0.1
Operating income	6.2	10.8	7.2	8.3
Interest expense	3.2	3.0	3.5	3.1
Losses on early extinguishments of debt and refinancing costs	—	—	—	0.1
Other expense (income), net	—	—	0.1	(0.1)
Income before income taxes	3.0	7.8	3.6	5.2
Income taxes	0.7	1.2	0.9	1.3
Net income	2.3%	6.6%	2.7%	4.0%

13 Weeks Ended November 2, 2019 Compared to the 13 Weeks Ended November 3, 2018

Net Sales. Net sales decreased $52.0 million in the third quarter of fiscal 2019, or 4.1%, to $1,222.0 million compared to the third quarter of fiscal 2018. The decrease in net sales was primarily due to a $26.8 million decrease in comparable store sales, a $26.7 million decrease related to the closure of our Pat Catan’s stores during the fourth quarter of fiscal 2018 and a $10.4 million decrease in wholesale revenue. The decrease was partially offset by an $11.7 million increase related to 18 additional Michaels stores opened (net of closures) since November 3, 2018. Comparable store sales decreased 2.2%, or 2.1% at constant exchange rates, compared to the third quarter of fiscal 2018 due to a decrease in customer transactions, partially offset by an increase in average ticket.

Gross Profit. Gross profit was 36.1% of net sales in the third quarter of fiscal 2019 compared to 37.6% in the third quarter of fiscal 2018. The 150 basis point decrease was primarily due to an increase in promotional activity, the impact of tariffs on inventory we purchase from China, a change in sales mix and deleveraging occupancy and distribution related costs. The decrease was partially offset by benefits from our ongoing pricing and sourcing initiatives and a decrease in inventory reserves.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) was 26.4% of net sales in the third quarter of fiscal 2019 compared to 26.7% in the third quarter of fiscal 2018. SG&A decreased $17.8 million to $322.8 million in the third quarter of fiscal 2019. The decrease was primarily due to a $9.9 million decrease in performance-based compensation and other payroll-related costs and a $7.4 million decrease related to the closure of our Pat Catan’s stores during the fourth quarter of fiscal 2018. The decrease was partially offset by $2.4 million associated with operating 18 additional Michaels stores (net of closures) since November 3, 2018.

Restructure and Impairment Charges. We recorded an impairment charge of $40.1 million in the third quarter of fiscal 2019 as a result of lower than expected operating performance in our wholesale business. In addition, we recorded a $1.3 million restructure charge in the third quarter of fiscal 2019 related to the closure of our Pat Catan’s stores during the fourth quarter of fiscal 2018.

Interest Expense. Interest expense increased $1.0 million to $38.8 million in the third quarter of fiscal 2019 compared to the same period in the prior year. The increase was primarily due to $2.4 million related to a higher interest rate associated with our senior notes issued in July 2019. The increase was partially offset by a $1.1 million decrease related to reduced borrowings on our senior secured asset-based revolving credit facility (“Amended Revolving Credit Facility”).

Losses on Early Extinguishments of Debt and Refinancing Costs. We recorded a loss on the early extinguishment of debt of $0.2 million during the third quarter of fiscal 2019 related to the refinancing of our Amended Revolving Credit Facility.

Income Taxes. The effective tax rate was 22.5% in the third quarter of fiscal 2019 compared to 15.8% in the third quarter of fiscal 2018. The effective tax rate in the third quarter of fiscal 2019 was higher than the same period in the prior year primarily due to $7.1 million of tax benefits recognized in the third quarter of fiscal 2018 associated with the enactment of the Tax Cuts and Jobs Act of 2017 (“Tax Act”).

39 Weeks Ended November 2, 2019 Compared to the 39 Weeks Ended November 3, 2018

Net Sales. Net sales decreased $133.4 million in the first nine months of fiscal 2019, or 3.8%, to $3,349.4 million compared to the first nine months of fiscal 2018. The decrease in net sales was primarily due to an $88.4 million decrease related to the closure of our Pat Catan’s and Aaron Brothers stores during fiscal 2018, a $55.3 million decrease in comparable store sales and a $19.1 million decrease in wholesale revenue. The decrease was partially offset by $29.9 million of net sales related to 18 additional Michaels stores opened (net of closures) since November 3, 2018. Comparable store sales decreased 1.7%, or 1.4% at constant exchange rates, compared to the first nine months of fiscal 2018 due to a decrease in customer transactions, partially offset by an increase in average ticket.

Gross Profit. Gross profit was 36.6% of net sales in the first nine months of fiscal 2019 compared to 37.6% in the first nine months of fiscal 2018. The 100 basis point decrease was primarily due to the impact of tariffs on inventory we purchase from China, a change in sales mix, an increase in promotional activity and deleveraging occupancy and distribution related costs. The decrease was partially offset by benefits from our ongoing pricing and sourcing initiatives.

Selling, General and Administrative. SG&A was 27.9% of net sales in the first nine months of fiscal 2019 and fiscal 2018. SG&A decreased $36.7 million to $933.5 million in the first nine months of fiscal 2019. The decrease was primarily due to a $24.8 million decrease related to the closure of our Pat Catan’s and Aaron Brothers stores during fiscal 2018, a $19.9 million decrease in performance-based compensation and other payroll-related costs and a $4.4 million decrease in marketing expenses. The decrease was partially offset by $6.8 million associated with operating 18 additional Michaels stores (net of closures) since November 3, 2018 and $5.6 million of CEO severance expense.

Restructure and Impairment Charges. We recorded an impairment charge of $40.1 million in the third quarter of fiscal 2019 as a result of lower than expected operating performance in our wholesale business. In addition, we recorded a restructure charge of $8.2 million in the first nine months of fiscal 2019 related to the closure of our Pat Catan’s stores during the fourth quarter of fiscal 2018 and a restructure charge of $44.3 million in the first nine months of fiscal 2018 primarily related to the closure of our Aaron Brothers stores during the first quarter of fiscal 2018.

Interest Expense. Interest expense increased $6.8 million to $116.3 million in the first nine months of fiscal 2019 compared to the same period in the prior year. The increase was primarily due to $7.0 million related to higher interest rates associated with our term loan credit facility and our senior notes issued in July 2019 and $1.7 million of interest paid on our senior subordinated notes during the period between the issuance of our senior notes and the redemption of the senior subordinated notes. The increase was partially offset by a $1.0 million decrease related to reduced borrowings on our Amended Revolving Credit Facility and a $0.5 million decrease in settlement payments associated with our interest rate swaps.

Losses on Early Extinguishments of Debt and Refinancing Costs. We recorded a loss on the early extinguishment of debt of $1.3 million during the first nine months of fiscal 2019 related to the redemption of our senior subordinated notes and the refinancing of our Amended Revolving Credit Facility. We recorded a loss on the early extinguishment of debt of $1.8 million during the first nine months of fiscal 2018 related to the refinancing of our term loan credit facility.

Other Expense (Income), Net. Other expense (income), net increased $5.6 million in the first nine months of fiscal 2019 compared to the same period in the prior year. The increase was primarily due to a $5.0 million charge related to the write-off of an investment in a liquidated business.

Income Taxes. The effective tax rate was 23.9% in the first nine months of fiscal 2019 compared to 24.0% in the first nine months of fiscal 2018. The effective tax rate in the first nine months of fiscal 2019 was slightly lower than the same period in the prior year primarily due to a tax benefit associated with a state income tax settlement in fiscal 2019 and a $1.0 million charge in fiscal 2018 associated with the enactment of the Tax Act, partially offset by the vesting and expiration of share-based compensation awards.

Liquidity and Capital Resources

We require cash principally for day-to-day operations, to finance capital investments (including possible acquisitions), purchase inventory, service our outstanding debt and for seasonal working capital needs. We expect that our available cash, cash flow generated from operating activities and funds available under our Amended Revolving Credit Facility will be sufficient to fund planned capital expenditures, working capital requirements, debt repayments, debt service requirements and anticipated growth for the foreseeable future. Our ability to satisfy our liquidity needs and continue to refinance or reduce debt could be adversely affected by the occurrence of any of the events described under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended February 2, 2019 or our failure to meet our debt covenants. Our Amended Revolving Credit Facility provides senior secured financing of up to $850 million, subject to a borrowing base. As of November 2, 2019, the borrowing base was $850.0 million, of which we had $82.0 million of outstanding standby letters of credit and $768.0 million of unused borrowing capacity. Our cash and cash equivalents totaled $118.4 million at November 2, 2019.

On November 22, 2019, the Company entered into an asset purchase agreement with A.C. Moore Incorporated, and certain of its affiliates, to acquire intellectual property and the right to lease up to 40 store locations for $58 million, subject to certain purchase price adjustments. In connection with the acquisition we also leased a distribution facility in New Jersey. The store locations are expected to be reopened under the Michaels brand name in fiscal 2020 and will include the relocation of certain existing Michaels stores. The transaction is intended to expand our presence in strategic markets and better serve our customers both online and in stores.

We had total outstanding debt of $2,689 million at November 2, 2019, of which $2,189 million was subject to variable interest rates and $500 million was subject to fixed interest rates. In April 2018, we executed two interest rate swaps with an aggregate notional value of $1 billion associated with our outstanding Amended and Restated Term Loan Credit Facility. The swaps replaced the one-month LIBOR with a fixed interest rate of 2.7765%.

On August 30, 2019, Michaels Stores, Inc. (“MSI”), as borrower, and Michaels Funding, Inc. and certain of MSI’s subsidiaries, as guarantors, entered into an amended and restated credit agreement with Wells Fargo Bank, National Association and other lenders. The amendment extends the maturity date of the Amended Revolving Credit Facility to August 30, 2024, subject to an earlier springing maturity date if certain of our outstanding indebtedness has not been repaid, redeemed, refinanced or cash collateralized or if the necessary availability reserves have not been established prior to such time. MSI is required to pay a commitment fee on the unutilized commitments under the Amended Revolving Credit Facility which is 0.25% per annum, subject to reduction to 0.20% when excess availability is less than 50% of the loan cap. The loan cap is defined as the lesser of the commitment amount and the borrowing base. All other significant terms of the Amended Revolving Credit Facility have remained unchanged.

On July 8, 2019, MSI issued $500 million in principal amount of 8% senior notes maturing in 2027 (“2027 Senior Notes”). The 2027 Senior Notes were issued pursuant to an indenture among MSI, certain subsidiaries of MSI, as guarantors, and U.S. Bank National Association, as trustee (the “2027 Senior Notes Indenture”). The 2027 Senior Notes mature on July 15, 2027 and bear interest at a rate of 8% per year, with interest payable semi-annually on January 15 and July 15 of each year, beginning on January 15, 2020.

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

The 2027 Senior Notes Indenture also provides for customary events of default which, if any of them occurs, would require or permit the principal of and accrued interest on the 2027 Senior Notes to become or to be declared due and payable. As of November 2, 2019, MSI was in compliance with all covenants.

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

In September 2018, the Board of Directors authorized a new share repurchase program for the Company to purchase $500 million of the Company’s common stock on the open market or through accelerated share repurchase transactions. The share repurchase program does not have an expiration date, and the timing and number of repurchase transactions under the program will depend on market conditions, corporate considerations, debt agreements and regulatory requirements. Shares repurchased under the program are held as treasury shares until retired. During the nine months ended November 2, 2019, we repurchased 11.6 million shares for an aggregate amount of $105.1 million. As of November 2, 2019, we had $293.5 million of availability remaining under our current share repurchase program.

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

Cash Flow from Operating Activities

Cash flows provided by operating activities were $106.4 million in the first nine months of fiscal 2019 compared to $25.8 million in the first nine months of fiscal 2018. The increase in cash provided by operating activities was primarily due to additional collections of outstanding receivables and lower tax payments.

Inventory at the end of the third quarter of fiscal 2019 decreased $17.5 million, or 1.2%, to $1,423.4 million, compared to $1,440.9 million at the end of the third quarter of fiscal 2018. The decrease in inventory was primarily related to the closure of our Pat Catan’s stores in the fourth quarter of fiscal 2018. The decrease was partially offset by tariffs enacted on product that we purchase from China, lower sales and additional inventory associated with the operation of 18 additional Michaels stores (net of closures) since November 3, 2018. Average inventory per Michaels store (inclusive of distribution centers, in-transit and inventory for the Company’s e-commerce site) increased 2.9% to $1,069,000 at November 2, 2019 from $1,039,000 at November 3, 2018.

Cash Flow from Investing Activities

The following table includes capital expenditures paid during the periods presented (in thousands):

	39 Weeks Ended
	November 2,	November 3,
	2019	2018
New and relocated stores including stores not yet opened (1)	$10,787	$27,399
Existing stores	23,257	32,694
Information systems	40,132	43,602
Corporate and other	15,456	15,858
	$89,632	$119,553
(1)	In the first nine months of fiscal 2019, we incurred capital expenditures related to the opening of 34 Michaels stores, including the relocation of 13 stores. In the first nine months of fiscal 2018, we incurred capital expenditures related to the opening of 41 Michaels stores, including the relocation of 20 stores.

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

The following table shows a reconciliation of EBITDA and Adjusted EBITDA to net income and net cash provided by operating activities (in thousands):

	13 Weeks Ended		39 Weeks Ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018
Net cash provided by operating activities	$108,475	$112,376	$106,367	$25,814
Amortization of operating lease assets	(81,397)	—	(244,258)	—
Depreciation and amortization	(31,295)	(30,879)	(94,025)	(89,933)
Share-based compensation	(6,658)	(8,446)	(18,664)	(20,780)
Debt issuance costs amortization	(970)	(1,237)	(3,509)	(3,759)
Loss on write-off of investment	—	—	(5,036)	—
Accretion of long-term debt, net	(67)	129	195	385
Restructure and impairment charges	(41,376)	—	(48,332)	(44,278)
Deferred income taxes	10,023	(6,940)	9,984	(7,710)
Losses on early extinguishments of debt and refinancing costs	(161)	—	(1,316)	(1,835)
Changes in assets and liabilities	72,131	18,766	389,537	280,238
Net income	28,705	83,769	90,943	138,142
Interest expense	38,781	37,798	116,274	109,493
Income taxes	8,324	15,719	28,615	43,557
Depreciation and amortization	31,295	30,879	94,025	89,933
Interest income	(297)	(137)	(2,012)	(2,385)
EBITDA	106,808	168,028	327,845	378,740
Adjustments:
Losses on early extinguishments of debt and refinancing costs	161	—	1,316	1,835
Share-based compensation	6,658	8,446	18,664	20,780
Restructure and impairment charges	41,376	—	48,332	44,278
Severance costs	1,683	—	10,744	902
Store pre-opening costs	1,402	1,196	4,370	3,995
Store remodel costs	174	1,325	242	5,079
Foreign currency transaction losses (gains)	192	(149)	659	(950)
Store closing costs	478	(328)	(469)	3,321
Other (1)	1,788	754	4,489	2,035
Adjusted EBITDA	$160,720	$179,272	$416,192	$460,015
(1)	Other adjustments primarily relate to items such as moving and relocation expenses, franchise taxes, sign-on bonuses, directors fees and CEO search costs.

Disclosure Regarding Forward-Looking Information

The above discussion, as well as other portions of this Quarterly Report on Form 10-Q, contains forward-looking statements that reflect our plans, estimates and beliefs. Statements regarding sufficiency of capital resources and planned uses of excess cash flow as well as any other statements contained herein (including, but not limited to, statements to the effect that Michaels or its management “anticipates”, “plans”, “estimates”, “expects”, “believes”, “intends” and other similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our Annual Report. Such forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance or achievements to be materially different from anticipated results, prospects, performance or achievements expressed or implied by such forward-looking statements. Most of these factors are outside of our control and are difficult to predict. Such risks and uncertainties include, but are not limited to the following:

●	risks related to the effect of economic uncertainty;

●	risks related to our substantial indebtedness;

●	restrictions in our debt agreements that limit our flexibility in operating our business;

●	changes in customer demand could materially adversely affect our sales, results of operations and cash flow;

●	competition, including internet-based competition, could negatively impact our business;

●	a weak fourth quarter would materially adversely affect our results of operations;

●	unexpected or unfavorable consumer responses to our promotional or merchandising programs could materially adversely affect our sales, results of operations, cash flow and financial condition;

●	evolving foreign trade policy (including tariffs imposed on certain foreign-made goods) may adversely affect our business;

●	our reliance on foreign suppliers increases our risk of obtaining adequate, timely and cost-effective product supplies;

●	our results may be adversely affected by serious disruptions or catastrophic events, including geo-political events and weather;

●	our failure to adequately maintain security and prevent unauthorized access to electronic and other confidential information, which could result in an additional data breach, could materially adversely affect our financial condition and operating results;

●	we may be subject to information technology system failures or network disruptions, or our information systems may prove inadequate, resulting in damage to our reputation, business operations and financial condition;

●	our failure to increase comparable store sales and open new stores could impair our ability to improve our sales, profitability and cash flows;

●	damage to the reputation of the Michaels brand or our private and exclusive brands could adversely affect our sales;

●	risks associated with the suppliers from whom our products are sourced and transitioning to other qualified vendors could materially adversely affect our revenue and profit growth;

●	changes in regulations or enforcement, or our failure to comply with existing or future regulations, may adversely impact our business;

●	significant increases in inflation or commodity prices such as petroleum, natural gas, electricity, steel, wood, and paper may adversely affect our costs, including cost of merchandise;

●	improvements to our supply chain may not be fully successful;

●	we are exposed to fluctuations in exchange rates between the U.S. and Canadian dollar, which is the functional currency of our Canadian subsidiaries;

●	the Company’s ability to execute its strategic initiatives could be impaired if it fails to retain its senior management team;

●	any difficulty executing or integrating an acquisition, a business combination or a major business initiative could adversely affect our business or results of operations;

●	our marketing programs, e-commerce initiatives and use of consumer information are governed by an evolving set of laws and enforcement trends and unfavorable changes in those laws or trends, or our failure to comply with existing or future laws, could substantially harm our business and results of operations;

●	product recalls and/or product liability, as well as changes in product safety and other consumer protection laws, may adversely impact our operations, merchandise offerings, reputation, results of operation, cash flow, and financial condition;

●	changes in estimates or projections used to assess fair value of intangible assets, goodwill and property and equipment may cause us to incur impairment charges that could adversely affect our results of operations;

●	disruptions in the capital markets could increase our costs of doing business;

●	our real estate leases generally obligate us for long periods, which subjects us to various financial risks;

●	we have co-sourced certain of our information technology, accounts payable, payroll, accounting and human resources functions, and may co-source other administrative functions, which makes us more dependent upon third parties;

●	failure to attract and retain quality sales, distribution center and other team members in appropriate numbers as well as experienced buying and management personnel could adversely affect our performance;

●	affiliates of, or funds advised by, Bain Capital Private Equity, L.P. and The Blackstone Group L.P. own approximately 36% and 14%, respectively, of the outstanding shares of our common stock and as a result will have the ability to strongly influence our decisions, and they may have interests that differ from those of other stockholders; and

●	our holding company structure makes us, and certain of our direct and indirect subsidiaries, dependent on the operations of our, and their, subsidiaries to meet our financial obligations.

For more details on factors that may cause actual results to differ materially from such forward-looking statements see the Risk Factors section of our Annual Report. Except as required by applicable law, we disclaim any intention to, and undertake no obligation to, update or revise any forward-looking statement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We are exposed to fluctuations in exchange rates between the U.S. and Canadian dollar, which is the functional currency of our Canadian subsidiaries. Our sales, costs and expenses of our Canadian subsidiaries, when translated into U.S. dollars, can fluctuate due to exchange rate movement. A 10% increase or decrease in the exchange rate of the Canadian dollar would have increased or decreased net income by approximately $9 million for the 39 weeks ended November 2, 2019.

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our Amended and Restated Term Loan Credit Facility and our Amended Revolving Credit Facility. The interest rates on our Amended and Restated Term Loan Credit Facility and our Amended Revolving Credit Facility will reprice periodically, which will impact our earnings and cash flow. In April 2018, we executed two interest rate swap agreements with an aggregate notional value of $1 billion which are intended to mitigate interest rate risk associated with future changes in interest rates for borrowings under our Amended and Restated Term Loan Credit Facility. As a result of these interest rate swaps, our exposure to interest rate volatility for $1 billion of our Amended and Restated Term Loan Credit Facility was eliminated beginning in the second quarter of fiscal 2018. The interest rate on our 2027 Senior Notes is fixed. Based on our overall interest rate exposure to variable rate debt outstanding as of November 2, 2019, a 100 basis point change in interest rates would impact income before income taxes by approximately $12 million for fiscal 2019. A 100 basis point change in interest rates would impact the fair value of our long-term fixed rate debt by approximately $13 million. A change in interest rates would not materially affect the fair value of our variable rate debt as the debt reprices periodically.

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

Change in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended November 2, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides certain information with respect to our purchases of shares of the Company’s common stock during the third quarter of fiscal 2019:

				Approximate Dollar Value
			Total Number of	of Shares That May
			Shares Purchased	Yet Be Purchased
	Total Number of	Average Price	as Part of Publicly	Under the Plan (2)
Period	Shares Purchased (1)	Paid per Share	Announced Plan (2)	(in thousands)
August 4, 2019 - August 31, 2019	3,156	$5.59	—	$373,353
September 1, 2019 - October 5, 2019	8,640,642	9.32	8,582,771	293,524
October 6, 2019 - November 2, 2019	3,889	8.70	—	293,524
Total	8,647,687	$9.32	8,582,771	$293,524
(1)	These amounts reflect the following transactions during the third quarter of fiscal 2019: (i) the repurchase of shares as part of our publicly announced share repurchase program and (ii) surrender of shares of common stock to the Company to satisfy tax withholding obligations in connection with the vesting of employee restricted stock equity awards.

(2)	In September 2018, the Board of Directors authorized the Company to purchase up to $500 million of the Company’s common stock on the open market or through accelerated share repurchase transactions. The share repurchase program does not have an expiration date. The Company has retired and intends to continue to retire shares repurchased under the program.

ITEM 6. EXHIBITS

(a)	Exhibits:

Exhibit Number	Description of Exhibit

10.1

First Amendment to Third Amended and Restated Credit Agreement, dated as of August 30, 2019, among Michaels Stores, Inc., Michaels Funding, Inc., various subsidiaries of Michaels Stores, Inc., Wells Fargo Bank, National Association, as administrative agent and collateral agent, the lenders party thereto and the other agents named therein (previously filed as Exhibit 10.1 to Form 8-K filed by the Company on September 4, 2019, SEC File No. 001-36501).

10.2

Letter agreement, dated October 11, 2019, by and among the Company and certain investment funds affiliated with The Blackstone Group Inc. and Bain Capital Private Equity, L.P. (previously filed as Exhibit 10.1 to Form 8-K filed by the Company on October 11, 2019, SEC File No. 001-36501).

10.3*	Amendment to Letter Agreement, effective October 21, 2019, between Michaels Stores, Inc. and Mark S. Cosby (filed herewith).

10.4*	Restricted Stock Unit Agreement, dated October 21, 2019, between The Michaels Companies, Inc. and Mark S. Cosby (filed herewith).

10.5*	Stock Option Agreement, dated October 21, 2019, between The Michaels Companies, Inc. and Mark S. Cosby (filed herewith).

10.6*	Form of Restricted Stock Unit Agreement, dated November 4, 2019, between The Michaels Companies, Inc. and Mark S. Cosby (filed herewith).

10.7*	Restricted Stock Award Agreement, dated November 4, 2019, between The Michaels Companies, Inc. and Philo Pappas (filed herewith).

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

Date: December 6, 2019