Form 10-K
period 2020-02-01
Michaels Companies, Inc.
filed 2020-03-17
CIK 1593936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2020

Commission file number 001-36501

THE MICHAELS COMPANIES, INC.

A Delaware Corporation

IRS Employer Identification No. 37-1737959

8000 Bent Branch Drive

Irving, Texas 75063

(972) 409-1300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.06775 par value	MIK	Nasdaq Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

The Michaels Companies, Inc. is not a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

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

The aggregate market value of The Michaels Companies, Inc.’s common stock held by non-affiliates as of August 3, 2019 was approximately $552,436,941 based upon the closing sales price of $6.76 quoted on The Nasdaq Global Select Market as of August 2, 2019. For this purpose, directors and officers have been assumed to be affiliates.

As of March 10, 2020, 146,846,664 shares of The Michaels Companies, Inc.’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant will incorporate by reference information required in response to Part III, items 10-14, from its definitive proxy statement for its annual meeting of shareholders, to be held on June 10, 2020.

THE MICHAELS COMPANIES, INC.

PART I

ITEM 1. BUSINESS.

The following discussion, as well as other portions of this Annual Report on Form 10-K, contains forward-looking statements that reflect our plans, estimates and beliefs. Any statements contained herein (including, but not limited to, statements to the effect that Michaels or its management “anticipates”, “plans”, “estimates”, “expects”, “believes”, “intends”, and other similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and related notes contained elsewhere in this report. Specific examples of forward-looking statements include, but are not limited to, statements regarding our forecasts of financial performance,  store openings, capital expenditures and working capital requirements. Our actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K and particularly in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Unless the context otherwise indicates, references in this Annual Report on Form 10-K to “we”, “our”, “us”, “our Company”, “the Company”, and “Michaels” mean The Michaels Companies, Inc., together with its subsidiaries.

General

Michaels Stores, Inc. (“MSI”) is headquartered in Irving, Texas and was incorporated in the state of Delaware in 1983. In July 2013, MSI was reorganized into a holding company structure and The Michaels Companies, Inc. was incorporated in the state of Delaware in connection with the reorganization.

With $5,072.0 million in sales in fiscal 2019, the Company is the largest arts and crafts specialty retailer in North America (based on store count) providing materials, project ideas and education for creative activities. Our mission is to inspire and enable customer creativity, create a fun and rewarding place to work, foster meaningful connections with our communities and lead the industry in growth and innovation. With crafting classes, store events, store displays, mobile applications and online videos, we offer an omnichannel shopping experience that can inspire creativity and build confidence in our customers’ artistic abilities.

As of February 1, 2020, we operated 1,274 Michaels retail stores in 49 states and Canada, with approximately 18,000 average square feet of selling space per store.

In January 2019 and March 2018, we closed our Pat Catan’s and Aaron Brothers stores, respectively. As a result of the store closures, we recorded restructure charges of $8.2 million and $98.9 million in fiscal 2019 and fiscal 2018, respectively. The restructure charges in fiscal 2019 are primarily related to employee-related expenses and the impairment of an indefinite-lived intangible asset. The restructure charges in fiscal 2018 primarily related to the transfer of the rights to sell inventory and other assets to a third party to facilitate the store closures and assist with the disposition of our remaining lease obligations, the impairment of goodwill and employee-related expenses.

In addition, we recorded $5.3 million of employee-related charges in fiscal 2018 as a result of certain organizational changes made to streamline our operations at our corporate support center.

During fiscal 2018 and fiscal 2017, Aaron Brothers net sales totaled $12.9 million and $110.4 million, respectively, and Pat Catan’s net sales totaled $109.6 million and $113.4 million, respectively. Excluding the restructure charges, Aaron Brothers and Pat Catan’s did not have a material impact on the Company’s operating income in all fiscal periods presented in the consolidated financial statements.

During fiscal 2019, we identified impairment indicators within our Darice wholesale business (“Darice”) that were primarily due to a deterioration in sales associated with overall declining demand from customers. These indicators led us to revise Darice’s forecasted sales downward and resulted in a significantly lower operating plan in fiscal 2019. As a result, we performed impairment tests on Darice’s goodwill, indefinite and definite-lived intangible assets and long-lived assets, including operating lease assets. As a result of this impairment testing, Darice recorded an impairment charge of $40.1 million in fiscal 2019, consisting of $17.8 million related to goodwill, $14.4 million related to long-lived assets, including operating lease assets, and $7.9 million related to indefinite and definite-lived intangible assets. As of February 1, 2020, the carrying value of Darice’s operating lease assets, adjusted for the impairment charge, totaled

$31.9 million. The carrying value of the remaining long-lived assets related to Darice, including intangible assets, are not material.

On November 22, 2019, the Company acquired certain intangible assets from A.C. Moore Incorporated for $62.1 million, including customer relationships and tradenames totaling $56.0 million and $5.2 million, respectively. In connection with the transaction, we also leased a distribution facility in New Jersey and 19 store locations. The store locations will be reopened under the Michaels brand name in fiscal 2020 and will include the relocation of certain existing Michaels stores. We believe the transaction will enable us to expand our presence in strategic markets and better serve our customers both online and in stores.

Merchandising

Michaels. Each Michaels store offers approximately 45,000 basic and seasonal stock-keeping units (“SKUs”) in a number of product categories. The following table shows a breakdown of sales for Michaels stores by department as a percentage of total net sales:

	Fiscal Year
	2019	2018	2017
General crafts	47%	48%	49%
Home décor and seasonal	23	24	23
Custom and ready-made framing	16	16	16
Papercrafting	14	12	12
	100%	100%	100%

We have category merchant, product development, sourcing and design teams focused on quality, innovation and cost mitigation. Our internal product development and global sourcing teams position us to deliver a differentiated level of innovation, quality and value to our customers. Our global sourcing network allows us to control new product introductions, maintain quality standards, monitor delivery times, and manage product costs and inventory levels to enhance profitability. In an industry with few well-known national brands, our private brands are recognized as a leader in many categories. We continue to expand our private brands and improve the selection of products we design, develop and deliver to our customers. Our Michaels’ private brands totaled approximately 60% of net sales in fiscal 2019 and include, among others, Recollections®, Studio Decor®, Bead Landing®, Creatology®, Ashland®, Celebrate It®, ArtMinds®, Artist’s Loft®, Craft Smart®, Loops & Threads®, Make Market®, Imagin8®, and Sticky Sticks®.

We continue to search for ways to leverage our position as a market leader by establishing strategic partnerships and exclusive product relationships to provide our customers with exciting merchandise. We have partnerships with popular brands such as Crayola, Elmer’s and Cricut. We will continue to explore opportunities to form future partnerships and exclusive product associations.

Darice. We operate an international wholesale business under the Darice brand name. Darice sources products from domestic and foreign suppliers for resale to a variety of retail outlets worldwide, including our Michaels stores. Darice offers approximately 31,000 SKUs consisting of a wide range of craft and hobby items. We also develop Darice branded products carried by both Michaels and third-party stores reflecting the breadth of our product line and our ability to distribute and source quality products at competitive prices.

E-commerce. Our e-commerce business provides an important avenue to communicate with our customers in an interactive way that reinforces the Michaels brand and drives traffic to our stores and websites. We continue to strengthen our omnichannel offering with the expansion of our buy online, pick up in store capabilities and through continuous enhancements to our existing platforms to improve discoverability, product content and personalization of customer messaging that will deliver a superior customer experience. Our online platforms, which offer over 100,000 basic and seasonal SKUs, currently include Michaels.com, Canada.Michaels.com, ConsumerCrafts.com, Darice.com, AaronBrothers.com (our online custom framing solution) and our Michaels app, which connects our store and online experiences.

Purchasing and Inventory Management

We purchase merchandise from a variety of different vendors primarily through our wholly-owned subsidiary, Michaels Stores Procurement Company, Inc. We believe our buying power and ability to make centralized purchases enable us to acquire products on favorable terms. Centralized merchandising management teams negotiate with vendors in an attempt to obtain the lowest merchandise costs and to improve product mix and inventory levels. In fiscal 2019, there were no vendors who accounted for more than 10% of total purchases.

We have also developed direct sourcing capabilities through our wholly-owned subsidiary, Darice International Sourcing Group. We believe our direct sourcing operation allows us to maintain greater control over the manufacturing process, resulting in improved product quality and lower costs. In addition, our stores purchase custom frames, framing supplies and mats from our wholly-owned subsidiary, Artistree, Inc. (“Artistree”), which consists of a manufacturing facility and three regional processing centers.

The majority of the products sold in our stores are manufactured in Asia. Goods manufactured in Asia generally require long lead times and are ordered two to four months in advance of delivery. Those products are either imported directly by us or acquired from distributors based in the U.S.

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

Artistree

We own and operate Artistree, a vertically-integrated framing operation which supplies precut mats and high quality custom framing merchandise in our stores and on aaronbrothers.com. We believe Artistree provides a competitive advantage and gives us quality control over the entire framing process. Custom framing orders are processed and shipped to our stores where the custom frame order is completed for customer pick-up.

Our moulding manufacturing plant, located in Kernersville, North Carolina, converts lumber into finished frame moulding that is used at our regional processing centers to fulfill custom framing orders for our customers. We manufacture approximately 37% of the moulding that we process and import approximately 57% from quality manufacturers in Indonesia, Malaysia, China, Spain and Italy. The remaining mouldings are purchased from domestic manufacturers.

We operate three regional processing centers located in DFW Airport, Texas; Kernersville, North Carolina; and Mississauga, Ontario. Combined, these facilities occupy approximately 489,000 square feet and, in fiscal 2019, processed 24.0 million linear feet of frame moulding and 3.6 million individual custom cut mats and foam boards for our customers. Our precut mats and custom frame supplies are packaged and distributed out of our DFW Airport regional processing center.

Distribution

We currently operate eight distribution centers to supply our stores with merchandise. Approximately 92% of our stores’ merchandise receipts are shipped through the distribution network with the remainder shipped directly from vendors to stores. Our distribution centers are located in California, Florida, Illinois, Ohio, Pennsylvania, Texas and Washington. In fiscal 2019, we completed the implementation of an internal process to fulfill e-commerce orders though our distribution center in Texas that will allow us to maintain greater control over our e-commerce order fulfillment process. On November 22, 2019, we also executed a lease for a distribution facility in New Jersey that will allow us to more efficiently replenish merchandise in our stores.

Our distribution facilities use warehouse management and control software systems to maintain and support the efficient movement of product through our supply chain. Store replenishment is performed using pick-to-light and radio frequency processing technologies as well as other common material handling equipment. Product is delivered to stores using both a dedicated fleet of trucks and contract carriers.

Marketing

We employ a multi-faceted marketing strategy to increase brand awareness, acquire new customers, improve customer retention and increase frequency of shopping. We communicate with our current and prospective customers through multiple channels, including direct mail, email, newspaper inserts, television and digital advertising.

We continue to develop and leverage our customer data analytic capabilities to drive a more customer-centric strategy through targeted marketing and promotions. We believe that targeted marketing and promotions play an important role in today’s retail environment by improving the impact of digital media, email, coupons and promotional events. In July 2016, we launched our rewards program, Michaels Rewards, in the U.S. and in July 2018, we launched the program in Canada. Michaels Rewards continues to grow and has surpassed 43 million customers. Michaels Rewards offers customers tailored, exclusive offers and events such as sneak peeks for new product, early alerts for big sales and receipt-free returns. The program adds to our customer database and, we believe, will allow us to further target our marketing and promotions more effectively. In fiscal 2020, we intend to expand Michaels Rewards by enabling customers to earn rewards on purchases that can be redeemed for discounts on future purchases. We believe the expansion of our rewards program is an important tool to increase retention of existing customers and enhance their loyalty to the Michaels brand.

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

Store Expansion and Relocation

The following table shows the number of stores open during each of the last five years:

	Fiscal Year
	2019	2018	2017	2016	2015
Michaels stores:
Open at beginning of period	1,258	1,238	1,223	1,196	1,168
New stores	21	24	17	32	30
Relocated stores opened	13	21	12	14	17
Closed stores	(5)	(4)	(2)	(5)	(2)
Relocated stores closed	(13)	(21)	(12)	(14)	(17)
Open at end of period	1,274	1,258	1,238	1,223	1,196

Aaron Brothers stores:
Open at beginning of period	—	97	109	117	120
New stores	—	—	—	1	—
Closed stores	—	(97)	(12)	(9)	(3)
Open at end of period	—	—	97	109	117

Pat Catan's stores:
Open at beginning of period	—	36	35	—	—
Acquired stores	—	—	—	32	—
New stores	—	—	1	3	—
Relocated stores opened	—	—	—	1	—
Closed stores	—	(36)	—	—	—
Relocated stores closed	—	—	—	(1)	—
Open at end of period	—	—	36	35	—
Total store count at end of period	1,274	1,258	1,371	1,367	1,313

We believe, based on an internal real estate and market penetration study of Michaels stores, that the combined U.S. and Canadian markets can support between 1,400 and 1,500 Michaels stores. We plan to open approximately 45 Michaels stores, including approximately 16 relocations, in fiscal 2020. We continue to pursue a store relocation program to improve the real estate location quality and performance of our store base. During fiscal 2020, we plan to close up to 10 Michaels stores. Many of our store closings are stores that have reached the end of their lease term. We believe our ongoing store evaluation process results in strong performance across our store base.

Our store operating model, which is based on historical store performance, assumes an average store size of approximately 18,000 square feet of selling space. Our fiscal 2019 average initial net investment, which varies by site and specific store characteristics, was $0.7 million per store, including store build-out costs, pre-opening expenses and average first year inventory.

Employees

As of February 1, 2020, we employed approximately 44,000 team members, approximately 32,000 of whom were employed on a part-time basis. The number of part-time team members substantially increases during the Holiday selling season. Of our full-time team members, approximately 4,000 are engaged in various executive, operating, training, distribution and administrative functions in our support center, division offices, administrative offices and distribution centers and the remainder are engaged in store operations. None of our team members are subject to a collective bargaining agreement.

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

●	Multi-store chains. This category consists of several multi-store chains, each operating more than 100 stores, including: Hobby Lobby Stores, Inc., which operates approximately 900 stores in 46 states and Jo-Ann Stores, Inc., which operates approximately 870 stores in 49 states. We believe these chains are smaller than Michaels with respect to net sales.

●	Mass merchandisers. This category of retailers typically dedicate a portion of their selling space to a limited selection of home décor, arts and crafts supplies and seasonal merchandise, but they do seek to capitalize on the latest trends by stocking products that are complementary to those trends and their current merchandise offerings. These mass merchandisers generally have limited customer service staffs with minimal experience in crafting projects.

●	Small, local specialty retailers. This category includes local independent arts and crafts retailers and custom framing shops. Typically, these stores are single-store operations managed by the owner. These stores generally have limited resources for advertising, purchasing and distribution. Many of these stores have established a loyal customer base within a given community and compete based on relationships and customer service.

●	Internet. This category includes all internet-based retailers that sell arts and crafts merchandise, completed projects and online custom framing. Our internet competition is inclusive of those companies discussed in the categories above, as well as others that may only sell products online. These retailers provide consumers with the ability to search and compare products and prices without having to visit a physical store. These sellers generally offer a wide variety of products but do not offer product expertise or project advice.

Trademarks and Service Marks

As of February 1, 2020, we own or have rights to trademarks, service marks or trade names we use in connection with the operation of our business, including “Aaron Brothers”, “Artistree”, “Darice”, “Michaels”, “Michaels the Arts and Crafts Store”, “Pat Catan’s”, “Recollections”, “Make Creativity Happen”, “Where Creativity Happens”, and the stylized Michaels logo. We have registered our primary private brands including Recollections®, Studio Decor®, Bead Landing®, Creatology®, Ashland®, Celebrate It®, ArtMinds®, Artist’s Loft®, Craft Smart®, Loops & Threads®, Simply Tidy®, Make Market®, Foamies®, LockerLookz®, Imagin8® and Sticky Sticks® and various sub-brands associated with these primary marks. Solely for convenience, some of the trademarks, service marks and trade names referred to in this Annual Report on Form 10-K are listed without the copyright, trademark and registered trademark symbols, but we will assert, to the fullest extent under applicable law, our rights to our copyrights, trademarks, service marks, trade names and domain names.

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

In the event of an economic downturn or slow recovery, our growth prospects, results of operations, cash flows and financial condition could be adversely impacted. Our stores offer arts and crafts supplies and products for the crafter and custom framing for the do-it-yourself home decorator, which are viewed as discretionary items. Pressure on discretionary income brought on by economic downturns and slow recoveries, including housing market declines, rising energy prices and weak labor markets, may cause consumers to reduce the amount they spend on discretionary items. The inherent uncertainty related to predicting economic conditions makes it difficult for us to accurately forecast future demand trends, which could cause us to purchase excess inventories, resulting in increases in our inventory carrying cost, or limit our ability to satisfy customer demand and potentially lose market share.

We face risks related to our substantial indebtedness.

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk associated with our variable rate debt and prevent us from meeting our obligations under our 2027 senior notes and credit facilities. As of February 1, 2020, we had total outstanding debt of $2,682.6 million, of which $2,182.6 million was subject to variable interest rates and $500.0 million was subject to fixed interest rates. In April 2018, we executed two interest rate swap agreements with an aggregate notional value of $1 billion which are intended to mitigate interest rate risk associated with future changes in interest rates for borrowings under our term loan credit facility with JP Morgan Chase Bank, N.A. (“JPMorgan”) and other lenders (“Amended and Restated Term Loan Credit Facility”). As a result of these interest rate swaps, our exposure to interest rate volatility for $1 billion of our Amended and Restated Term Loan Credit Facility was eliminated beginning in the second quarter of fiscal 2018. As of February 1, 2020, we had $768.1 million of additional borrowing capacity (after giving effect to $81.9 million of letters of credit then outstanding) under our asset-based revolving credit agreement with Wells Fargo Bank, National Association and other lenders (“Amended Revolving Credit Facility”). Our substantial indebtedness could have important consequences to us, including:

●	making it more difficult for us to satisfy our obligations with respect to our debt, and any failure to comply with the obligations under our debt instruments, including restrictive covenants, could result in an event of default under the agreements governing our indebtedness;

●	increasing our vulnerability to general economic and industry conditions;

●	requiring a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on our debt, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures, selling and marketing efforts, product development, future business opportunities and other purposes;

●	exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under our Amended Revolving Credit Facility and our Amended and Restated Term Loan Credit Facility (collectively defined as the “Senior Secured Credit Facilities”), are at variable rates;

●	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

●	limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions, and general corporate or other purposes; or

●	limiting our ability to plan for, or adjust to, changing market conditions and placing us at a competitive disadvantage compared to our competitors who may be less highly leveraged.

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject, in the case of MSI and Michaels Funding, Inc. (“Holdings”) and their subsidiaries, to the restrictions contained in our Senior Secured Credit Facilities and the indenture governing our 2027 senior notes. In addition, our Senior Secured Credit Facilities and indenture governing our 2027 senior notes do not restrict us from creating new holding companies that may be able to incur indebtedness without regard to the restrictions set forth in our Senior Secured Credit Facilities and indenture governing our 2027 senior notes. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

Our Senior Secured Credit Facilities and the indenture governing our 2027 senior notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit the ability of the relevant borrowers, issuers, guarantors and their restricted subsidiaries to, among other things:

●	incur or guarantee additional debt;

●	pay dividends or distributions on their capital stock or redeem, repurchase or retire their capital stock or indebtedness;

●	issue stock of subsidiaries;

●	make certain investments, loans, advances and acquisitions;

●	create liens on their assets;

●	enter into transactions with affiliates;

●	merge or consolidate with another company; or

●	sell or otherwise transfer assets.

In addition, under the Amended and Restated Term Loan Credit Facility and the Amended Revolving Credit Facility, MSI is required to meet specified financial ratios in order to undertake certain actions, and under certain circumstances, MSI may be required to maintain a specified fixed charge coverage ratio under the Amended Revolving Credit Facility. Our ability to meet those requirements can be affected by events beyond our control, and we cannot assure you we will meet them. A breach of any of these covenants could result in a default under our Senior Secured Credit Facilities, which could also lead to an event of default under our 2027 senior notes if any of the Senior Secured Credit Facilities were accelerated. Upon the occurrence of an event of default under our Senior Secured Credit Facilities, the lenders could elect to declare all amounts outstanding under our Senior Secured Credit Facilities to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under our Senior Secured Credit Facilities could proceed against the collateral granted to them to secure such indebtedness. Holdings, MSI and certain of MSI’s subsidiaries have pledged substantially all of their assets, including the capital stock of MSI and certain of its subsidiaries, as collateral under our Senior Secured Credit Facilities. If the indebtedness under our Senior Secured Credit Facilities or our 2027 senior notes were to be accelerated, our assets may not be sufficient to repay such indebtedness in full.

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

The retail arts and crafts industry, including custom framing, is competitive, which could result in pressure to reduce prices and losses in our market share. We must remain competitive in the areas of quality, price, breadth of selection, customer service and convenience to retain and grow our market share. We compete with mass merchants, which dedicate a portion of their selling space to a limited selection of craft supplies and seasonal and holiday merchandise, along with national and regional chains and local merchants. We also compete with specialty retailers, which include Hobby Lobby Stores, Inc. and Jo-Ann Stores, Inc., among others. Some of our competitors, particularly the mass merchants, are larger and have greater financial resources than we do. We also face competition from internet-based retailers, such as Amazon.com, Inc., among others, in addition to traditional store-based retailers, who may be larger, more experienced and able to offer products we cannot. This could result in increased price competition since our customers could more readily search and compare non-private brand products. Furthermore, we ultimately compete with alternative sources of entertainment and leisure for our customers.

A weak fourth quarter would materially adversely affect our result of operations.

Our business is highly seasonal. Our inventories and short-term borrowings may grow in the third fiscal quarter as we prepare for our peak selling season in the third and fourth fiscal quarters. Our most important quarter in terms of sales, profitability and cash flow has historically been the fourth fiscal quarter. If for any reason our fourth fiscal quarter results were substantially below expectations, our operating results for the full year would be materially adversely affected, and we could have substantial excess inventory, especially in seasonal merchandise, that is difficult to liquidate.

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

Our products are sourced from a wide variety of suppliers, including from suppliers overseas, particularly in China. In addition, some of the products that we purchase from vendors in the U.S. also depend, in whole or in part, on suppliers located outside the U.S. In 2018 and 2019, the U.S. imposed significant tariffs on various products imported from China, including certain products we source from China. The U.S. has also stated that further tariffs may be imposed on additional products imported from China if a trade agreement is not reached. On January 15, 2020, a “phase one” trade deal was signed between the U.S. and China and was accompanied by a decision from the U.S. to cancel a plan to increase tariffs on an additional list of Chinese products. However, given the limited scope of the phase one agreement, concerns over the stability of bilateral trade relations remain. At this time, there is no assurance that a broader trade agreement will be successfully negotiated between the U.S. and China to reduce or eliminate the existing tariffs.

If additional tariffs are imposed on our products, or other retaliatory trade measures are taken, our costs could increase and we may be required to raise our prices. Further, efforts to mitigate this tariff risk, including a shift of production to outside of China, could result in increased costs and disruption to our operations. These potential outcomes could result in the loss of customers and adversely affect our operating performance. To mitigate tariff risks with China, we may also seek to shift production outside of China, which could result in increased costs and disruption to our operations.

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

Our results may be adversely affected by serious disruptions or catastrophic events, including public health issues, geo-political events and weather.

Unforeseen public health issues, such as pandemics and epidemics, and geo-political events, such as civil unrest in a country in which our suppliers are located or terrorist or military activities disrupting transportation, communication or utility systems, as well as natural disasters such as hurricanes, tornadoes, floods, earthquakes and other adverse weather and climate conditions, whether occurring in the U.S. or abroad, particularly during peak seasonal periods, could disrupt our operations or the operations of one or more of our vendors, or could severely damage or destroy one or more of our stores or distribution facilities located in the affected areas. For example, day-to-day operations, particularly our ability to receive products from our vendors or transport products to our stores, could be adversely affected, or we could be required to close stores or distribution centers in the affected areas or in areas served by the affected distribution center. These factors could also cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and global financial markets and economy. These or other occurrences could significantly impact our operating results and financial performance.

Our business may be adversely affected by the recent coronavirus outbreak.

In late 2019, a new strain of the coronavirus was detected in Wuhan, China and other jurisdictions, prompting the Chinese government to quarantine certain affected regions and impose both internal and external travel restrictions within the country. The virus has since spread to other parts of the world, including the U.S. In an effort to mitigate the continued spread of the virus, federal, state and local governments, as well as certain private entities have mandated various restrictions, including travel restrictions, restrictions on public gatherings and quarantining of people who may have been exposed to the virus. As a result of these restrictions, together with a general fear of the impact on the global economy and financial markets, there is significant uncertainty surrounding the potential impact on our business. While too early to quantify, we have recently experienced some impact on our sales. The virus could negatively impact our results of operations by continuing to weaken demand for our products or by disrupting our supply chain. As events are rapidly changing, we are unable to accurately predict the impact that the coronavirus will have on our results of operations due to uncertainties including, but not limited to, the duration of quarantines and other travel restrictions within China, the U.S. and other affected countries, the ultimate geographical spread of the virus, the severity of the disease, the duration of the outbreak and the public’s response to the outbreak.

We have experienced a data breach in the past and any future failure to adequately maintain security and prevent unauthorized access to electronic and other confidential information could result in an additional data breach which could materially adversely affect our reputation, financial condition and operating results.

The protection of our customer, team members and Company data is critically important to us. Our customers and team members have a high expectation that we will adequately safeguard and protect their sensitive personal information. We have become increasingly centralized and dependent upon automated information technology processes. In addition, a large portion of our business operations is conducted electronically, increasing the risk of attack or interception that could cause loss or misuse of data, system failures or disruption of operations. Improper activities by third parties, exploitation of encryption technology, new data-hacking tools and discoveries and other events or developments may result in a future compromise or breach of our networks, payment card terminals or other payment systems. In particular, the techniques used by criminals to obtain unauthorized access to sensitive data change frequently and often are not recognized until launched against a target; accordingly, we may be unable to anticipate these techniques or implement adequate preventative measures. Any failure to maintain the security of our customers’ sensitive information, or data belonging to ourselves or our suppliers, could put us at a competitive disadvantage, result in deterioration of our customers’ confidence in us, and subject us to potential litigation, liability, fines and penalties, resulting in a possible material adverse impact on our financial condition and results of operations. While we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses and would not remedy damage to our reputation. There can be no assurance that we will not suffer a criminal attack in the future, that unauthorized parties will not gain access to personal information, or that any such incident will be discovered in a timely manner.

We may be subject to information technology system failures or network disruptions, or our information systems may prove inadequate, resulting in damage to our reputation, business operations and financial condition.

We depend on our management information systems for many aspects of our business, including our perpetual inventory, automated replenishment and weighted-average cost stock ledger systems which are necessary to properly forecast, manage, analyze and record our inventory. The Company may be subject to information technology system failures and network disruptions. These may be caused by natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, denial-of-service attacks, computer viruses, physical or electronic break-ins, or similar events or disruptions. System redundancy may be ineffective or inadequate, and the Company’s disaster recovery planning may not be sufficient for all eventualities. Such failures or disruptions could prevent access to our online services and preclude store transactions. System failures and disruptions could also impede the manufacturing and shipping of products, transactions processing and financial reporting. Additionally, we may be materially adversely affected if we are unable to adequately upgrade, maintain and expand our systems.

Our growth depends on our ability to increase comparable store sales and to optimize our store portfolio.

We anticipate our sales growth will primarily come from increasing comparable store sales. Profitable growth would then depend significantly on our ability to improve gross margin. Another business strategy is to continue to optimize our portfolio of retail stores. We may be unable to continue our store growth strategy if we cannot identify suitable sites for additional or relocating stores, negotiate acceptable leases, access sufficient capital to support store growth, or hire and train a sufficient number of qualified team members. If we are unable to accomplish these strategies, our ability to increase our sales, profitability and cash flow could be impaired.

Damage to the reputation of the Michaels brand or our private and exclusive brands could adversely affect our sales.

We believe the Michaels brand name and many of our private and exclusive brand names are powerful sales and marketing tools and we devote significant resources to promoting and protecting them. To be successful in the future, we must continue to preserve, grow and utilize the value of Michaels reputation. Reputational value is based in large part on perceptions of subjective qualities, and even isolated incidents may erode trust and confidence. In addition, we develop and promote private and exclusive brands, which we believe have national recognition. Our Michaels private brands totaled approximately 60% of net sales in fiscal 2019. Damage to the reputations (whether or not justified) of our brand names could arise from product failures, data privacy or security incidents, litigation or various forms of adverse publicity (including adverse publicity generated as a result of a vendor’s or a supplier’s failure to comply with general social accountability practices), especially in social media outlets, and may generate negative customer sentiment, potentially resulting in a reduction in our sales and earnings.

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

Many of our suppliers are small firms that produce a limited number of items. Given their limited resources, these firms are susceptible to cash flow issues, access to capital, production difficulties, quality control issues and problems in delivering agreed-upon quantities on schedule. We may not be able, if necessary, to return products to these suppliers and obtain refunds of our purchase price or obtain reimbursement or indemnification from them if their products prove defective. These suppliers may also be unable to withstand a downturn in economic conditions. Significant failures on the part of our key suppliers could have a material adverse effect on our results of operations.

In addition, many of these suppliers require extensive advance notice of our requirements to supply products in the quantities we desire. This long lead time may limit our ability to respond timely to shifts in demand.

Changes in regulations or enforcement, or our failure to comply with existing or future regulations, may adversely impact our business.

We are subject to federal, state and local regulations with respect to our operations in the U.S. We are further subject to federal, provincial and local regulations internationally, including in Canada and China, each of which are distinct from those in the U.S., and may be subject to greater international regulation as our business expands. There are a number of legislative and regulatory initiatives that could adversely impact our business if they are enacted or enforced. Those initiatives include wage or workforce issues (such as minimum-wage requirements, overtime and other working conditions and citizenship requirements), collective bargaining matters, environmental regulation, price and promotion regulation, trade regulations and others.

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

Our Canadian operating subsidiaries purchase inventory in U.S. dollars, which is sold in Canadian dollars and exposes us to foreign exchange rate fluctuations. In addition, our customers at border locations can be sensitive to cross-border price differences. Substantial foreign currency fluctuations could adversely affect our business. In fiscal 2019, exchange rates had a negative impact on our consolidated operating results due to a 1% decrease in the Canadian exchange rate.

The Company’s ability to execute its strategic initiatives could be impaired if it fails to replace and retain its senior management team.

We are dependent on the services, abilities and experience of our senior management team. In fiscal 2019, there were changes to our senior management team, including the departure of our Chief Executive Officer and Chief Financial Officer, and the appointment of a new Chief Executive Officer. Leadership transitions can be inherently difficult to manage, and an inadequate transition may cause disruption to our business. In addition, if we are unable to attract new and retain our key senior executives, our ability to meet our financial and operational goals and strategic plans may be adversely impacted, as well as our financial performance.

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

We collect, maintain and use data provided to us through our loyalty program, online activities and other customer interactions in our business. Our current and future marketing programs depend on our ability to collect, maintain and use this information, and our ability to do so is subject to certain contractual restrictions in third-party contracts as well as evolving international, federal and state laws and enforcement trends. We strive to comply with all applicable laws and other legal obligations relating to privacy, data protection and consumer protection, including those relating to the use of data for marketing purposes. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another, may conflict with other rules or may conflict with our practices. If so, we may suffer damage to our reputation and be subject to proceedings or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts to defend our practices, distract our management, increase our costs of doing business and result in monetary liability.

In addition, as data privacy and marketing laws change, we may incur additional costs to ensure we remain in compliance with such laws. If applicable data privacy and marketing laws become more restrictive at the international, federal or state level, our compliance costs may increase, our ability to effectively engage customers via personalized marketing may decrease, our investment in our e-commerce platform may not be fully realized, our opportunities for growth may be curtailed by our compliance capabilities or reputational harm and our potential liability for security breaches may increase.

Product recalls and/or product liability, as well as changes in product safety and other consumer protection laws, may adversely impact our operations, merchandise offerings, reputation, results of operations, cash flow and financial condition.

We are subject to regulations by a variety of federal, state and international regulatory authorities, including the Consumer Product Safety Commission. In fiscal 2019, we purchased merchandise from approximately 700 vendors. Since a majority of our merchandise is manufactured in foreign countries, one or more of our vendors may not adhere to product safety requirements or our quality control standards, and we may not identify the deficiency before merchandise ships to our stores. Any issues of product safety, including but not limited to those manufactured in foreign countries, could cause us to recall some of those products. If our vendors fail to manufacture or import merchandise that adheres to our quality control standards, our reputation and brands could be damaged, potentially leading to increases in customer litigation against us. Furthermore, to the extent we are unable to replace any recalled products, we may have to reduce our merchandise offerings, resulting in a decrease in sales, especially if a recall occurs near or during a seasonal period. If our vendors are unable or unwilling to recall products failing to meet our quality standards, we may be required to recall those products at a substantial cost to us. Moreover, changes in product safety or other consumer protection laws could lead to increased costs to us for certain merchandise, or additional labor costs associated with readying merchandise for sale. Long lead times on merchandise ordering cycles increase the difficulty for us to plan and prepare for potential changes to applicable laws. The Consumer Product Safety Improvement Act of 2008 imposes significant requirements on manufacturing, importing, testing and labeling requirements for our products. In the event that we are unable to timely comply with regulatory changes or regulators do not believe we are complying with current regulations applicable to us, significant fines or penalties could result and could adversely affect our reputation, results of operations, cash flow and financial condition.

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

We place significant reliance on third-party providers for the co-sourcing of certain of our information technology (“IT”), accounts payable, payroll, accounting and human resources functions. This co-sourcing initiative is a component of our ongoing strategy to increase efficiencies, increase our IT capabilities, manage our costs and seek additional cost savings. These functions are generally performed in offshore locations. As a result, we rely on third parties to ensure that certain functional needs are sufficiently met. This reliance subjects us to risks arising from the loss of control over these processes, changes in pricing that may affect our operating results, and potentially, termination of provision of these services by our suppliers. If our service providers fail to perform, we may have difficulty arranging for an alternate supplier or rebuilding our own internal resources, and we could incur significant costs, all of which may have a significant adverse effect on our business. We may co-source other administrative functions in the future, which would further increase our reliance on third parties. Further, the use of offshore service providers may expose us to risks related to local political, economic, social or environmental conditions (including acts of terrorism, the outbreak of war, or the occurrence of natural disaster), restrictive actions by foreign governments or changes in U.S. laws and regulations.

Failure to attract and retain quality sales, distribution center and other team members in appropriate numbers as well as experienced buying and management personnel could adversely affect our performance.

Our performance depends on recruiting, developing, training and retaining quality sales, distribution center and other team members in large numbers as well as experienced buying and management personnel. Many of our store level team members are in entry level or part-time positions with historically high rates of turnover. Our ability to meet our labor needs while controlling labor costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation, changing demographics, health and other insurance costs and governmental labor and employment requirements. In the event of increasing wage rates, if we fail to increase our wages competitively, the quality of our workforce could decline, causing our customer service to suffer, while increasing our wages could cause our earnings to decrease. The market for retail management is highly competitive and, similar to other retailers, we face challenges in securing sufficient management talent. If we do not continue to attract, train and retain quality team members, our performance could be adversely affected.

Certain stockholders have the ability to strongly influence our decisions and their interest may conflict with yours or those of our Company.

Affiliates of, or funds advised by, Bain Capital Private Equity, L.P. (“Bain Capital”) beneficially owned approximately 36% of the outstanding shares of our common stock as of February 1, 2020. As long as Bain Capital continues to hold a significant portion of our outstanding common stock, they will be able to strongly influence our decisions, and their interests may conflict with yours or those of our Company.

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

The stock market in general has been extremely volatile and companies have experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to, among other things, the risk factors described in this report and other factors beyond our control such as fluctuations in the operations or valuations of companies perceived by investors to be comparable to us, our ability to meet analysts’ expectations, our trading volume, the impact of any stock repurchase program or conditions or trends in the retail industry. General economic and political conditions unrelated to our performance may also adversely affect the price of our common stock. As a result, the market price of our common stock is likely to be similarly volatile and investors in our common stock may experience a decrease, which could be substantial, in the value of their stock, including decreases unrelated to our operating performance or prospects, and could lose part or all of their investment.

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

Delaware law and provisions in our certificate of incorporation and bylaws could make it harder for a third party to acquire us, even if doing so might be beneficial to our stockholders. These provisions include limitations on our stockholders’ ability to act by written consent. In addition, our Board has the right to issue preferred stock without stockholder approval that could be used to dilute a potential hostile acquirer. Our certificate of incorporation imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock other than Bain Capital and The Blackstone Group L.P., who owned approximately 36% and 14% of our outstanding common stock, respectively, as of February 1, 2020. As a result, you may lose your ability to sell your stock for a price in excess of the prevailing market price due to these protective measures and efforts by stockholders to change the direction or management of the Company may be unsuccessful.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

We lease substantially all of the sites for our stores, with the majority of our stores having initial lease terms of approximately 10 years. The leases are generally renewable, with increases in lease rental rates. Lessors have made leasehold improvements to prepare our stores for opening under a majority of our existing leases. As of February 1, 2020, in connection with stores that we plan to open or relocate in future fiscal years, we have signed 30 leases. Management believes our facilities are suitable and adequate for our business as presently conducted.

As of February 1, 2020, we leased the following non-store facilities:

Locations	Square Footage
Distribution centers:
Hazleton, Pennsylvania	692,000
Jacksonville, Florida	506,000
Lancaster, California	763,000
Centralia, Washington	718,000
New Lenox, Illinois	693,000
Haslet, Texas	433,000
Strongsville, Ohio (two Darice warehouses)	681,000
Berlin, New Jersey	750,000
5,236,000
Artistree:
DFW Airport, Texas (regional processing and fulfillment operations center)	271,000
Kernersville, North Carolina (manufacturing plant and regional processing center)	156,000
Mississauga, Ontario (regional processing center)	62,000
489,000
Office space:
Irving, Texas (corporate office support center)	296,000
Strongsville, Ohio (Lamrite office support center)	90,000
Atlanta, Georgia (Darice showroom)	6,000
Mississauga, Ontario (Canadian regional office)	3,000
Kowloon Bay, Hong Kong (regional sourcing office)	4,000
Ningbo, China (regional sourcing office)	22,000
421,000

Coppell, Texas (new store staging warehouse)	82,000
6,228,000

The following table indicates the number of our retail stores located in each state or province as of February 1, 2020:

State/Province	Number of Michaels Stores
Alabama	13
Alaska	4
Alberta	23
Arizona	28
Arkansas	5
British Columbia	17
California	136
Colorado	23
Connecticut	22
Delaware	5
District of Columbia	1
Florida	84
Georgia	35
Idaho	7
Illinois	43
Indiana	18
Iowa	8
Kansas	8
Kentucky	12
Louisiana	15
Maine	3
Manitoba	4
Maryland	28
Massachusetts	32
Michigan	35
Minnesota	23
Mississippi	7
Missouri	21
Montana	5
Nebraska	6
Nevada	10
New Brunswick	3
New Hampshire	11
New Jersey	32
New Mexico	4
New York	65
Newfoundland and Labrador	1
North Carolina	37
North Dakota	3
Nova Scotia	7
Ohio	39
Oklahoma	8
Ontario	59
Oregon	15
Pennsylvania	55
Prince Edward Island	1
Quebec	16
Rhode Island	4
Saskatchewan	3
South Carolina	16
South Dakota	2
Tennessee	16
Texas	92
Utah	14
Vermont	2
Virginia	39
Washington	26
West Virginia	5
Wisconsin	16
Wyoming	2
Total	1,274

ITEM 3. LEGAL PROCEEDINGS.

We are now, and may be in the future, involved in various lawsuits, claims and proceedings incident to the ordinary course of business. Although the results of these legal proceedings cannot be predicted with certainty, management believes that the final outcome of such proceedings will not have a material adverse effect on our results of operations or financial condition.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock

Our common stock is listed on The Nasdaq Global Select Market under the symbol “MIK”. As of February 1, 2020, there were approximately 379 holders of record of our common stock.

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

Unregistered Sales of Securities

The following table provides certain information with respect to our purchases of shares of the Company’s common stock during the fourth quarter of fiscal 2019:

				Approximate Dollar Value
			Total Number of	of Shares That May
			Shares Purchased	Yet Be Purchased
	Total Number of	Average Price	as Part of Publicly	Under the Plan (2)
Period	Shares Purchased (1)	Paid per Share	Announced Plan (2)	(in thousands)
November 3, 2019 - November 30, 2019	5,233	$7.89	—	$293,524
December 1, 2019 - January 4, 2020	2,693	7.29	—	293,524
January 5, 2020 - February 1, 2020	5,792	4.93	—	293,524
Total	13,718	$6.52	—	$293,524
(1)	These amounts reflect the surrender of shares of common stock to the Company to satisfy tax withholding obligations in connection with the vesting of employee restricted stock equity awards during the fourth quarter of 2019.

(2)	In September 2018, the Board of Directors authorized the Company to purchase up to $500 million of the Company’s common stock on the open market or through accelerated share repurchase transactions. The share repurchase program does not have an expiration date. The Company has retired and intends to continue to retire shares repurchased under the program.

Performance Graph

The following graph shows a comparison of cumulative total return to holders of The Michaels Companies, Inc.’s common shares against the cumulative total return of the S&P 500 Index and S&P 500 Retail Index for the five-year period beginning January 31, 2015 and ending February 1, 2020. The comparison of the cumulative total returns for each investment assumes that $100 was invested in The Michaels Companies, Inc. common shares and the respective indices on January 31, 2015 through February 1, 2020 including reinvestment of any dividends. Historical share price performance should not be relied upon as an indication of future share price performance.

	1/31/2015	1/30/2016	1/28/2017	2/3/2018	2/2/2019	2/1/2020
The Michaels Companies, Inc.	$100.00	$84.50	$75.81	$101.28	$52.75	$19.11
S&P 500 Index	100.00	99.33	120.06	147.48	147.40	179.17
S&P 500 Retail Index	100.00	89.56	94.57	102.40	100.16	99.81

ITEM 6.  SELECTED FINANCIAL DATA.

The following financial information for the five most recent fiscal years has been derived from our consolidated financial statements. This information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere herein.

	Fiscal Year (1)
	2019	2018	2017	2016 (2)	2015
	(in thousands, except earnings per share, other operating and store count data)
Results of Operations Data:
Net sales	$5,072,037	$5,271,944	$5,361,960	$5,197,292	$4,912,782
Restructure and impairment charges (3)	48,332	104,238	—	—	—
Operating income	515,037	563,612	735,390	715,280	720,604
Interest expense	154,090	147,085	129,116	126,270	139,405
Losses on early extinguishments of debt and refinancing costs	1,316	1,835	—	7,292	8,485
Net income (4)	272,595	319,545	390,498	378,159	362,912
Earnings per common share:
Basic	$1.78	$1.87	$2.11	$1.84	$1.75
Diluted	$1.78	$1.86	$2.10	$1.82	$1.72
Weighted-average common shares outstanding:
Basic	153,134	170,610	184,281	204,735	206,845
Diluted	153,202	171,378	185,566	206,354	209,346
Balance Sheet Data:
Cash and equivalents	$409,964	$245,887	$425,896	$298,813	$409,391
Merchandise inventories	1,097,109	1,108,715	1,123,288	1,127,777	1,002,607
Total current assets	1,599,802	1,515,524	1,676,982	1,542,805	1,507,723
Operating lease assets (5)	1,610,013	—	—	—	—
Total assets	3,838,095	2,128,336	2,300,215	2,147,640	2,031,287
Current portion of operating lease liabilities (5)	306,796	—	—	—	—
Current portion of long-term debt	24,900	24,900	24,900	31,125	24,900
Total current liabilities	1,196,366	932,553	957,945	1,024,224	912,860
Long-term debt	2,644,460	2,681,000	2,701,764	2,723,187	2,744,942
Long-term operating lease liabilities (5)	1,357,821	—	—	—	—
Total liabilities	5,284,559	3,754,531	3,809,710	3,846,066	3,755,382
Stockholders’ deficit	(1,446,464)	(1,626,195)	(1,509,495)	(1,698,426)	(1,724,095)
Other Operating Data:
Average net sales per selling square foot (6)	$221	$227	$224	$223	$223
Comparable store sales	(1.9)%	0.8%	0.9%	(0.5)%	1.8%
Comparable store sales, at constant currency	(1.8)%	0.9%	0.7%	(0.4)%	3.2%
Total selling square footage (in thousands)	22,877	22,339	23,749	23,539	22,068
Stores Open at End of Year:
Michaels	1,274	1,258	1,238	1,223	1,196
Aaron Brothers	—	—	97	109	117
Pat Catan's	—	—	36	35	—
Total stores open at end of year	1,274	1,258	1,371	1,367	1,313
(1)	Fiscal 2017 consisted of 53 weeks while all other periods presented consisted of 52 weeks.
(2)	Fiscal 2016 results of operations includes $11.4 million of non-recurring purchase accounting adjustments and integration costs related to the acquisition of Lamrite West, Inc. and certain of its affiliates and subsidiaries (“Lamrite”) on February 2, 2016.
(3)	The restructure and impairment charges in fiscal 2019 primarily relate to the closure of our Pat Catan’s stores and impairments taken on our Darice wholesale business. The restructure and impairment charges in fiscal 2018 primarily relate to the closure of our Aaron Brothers and Pat Catan’s stores.
(4)	Net income for fiscal 2018 and fiscal 2017 includes $1.0 million and $8.5 million, respectively, of net additional income tax expense as a result of the Tax Cuts and Jobs Act of 2017.
(5)	On February 3, 2019, we adopted Accounting Standards Update 2016-02, Leases (Topic 842), which resulted in the recording of operating lease assets and operating lease liabilities on our consolidated balance sheet.
(6)	The calculation of average net sales per selling square foot only includes Michaels comparable stores.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition, results of operations and liquidity generally discusses fiscal 2019 compared to fiscal 2018. For a discussion of our financial condition, results of operations and liquidity for fiscal 2018 compared to fiscal 2017, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019, filed with the Securities and Exchange Commission on March 19, 2019.

We report on the basis of a 52-week or 53-week fiscal year, which ends on the Saturday closest to January 31. All references to fiscal year mean the year in which that fiscal year began. References to “fiscal 2019” relate to the 52 weeks ended February 1, 2020, references to “fiscal 2018” relate to the 52 weeks ended February 2, 2019 and references to “fiscal 2017” relate to the 53 weeks ended February 3, 2018.

Michaels Stores, Inc. (“MSI”) is headquartered in Irving, Texas and was incorporated in the state of Delaware in 1983. In July 2013, MSI was reorganized into a holding company structure and The Michaels Companies, Inc. (the “Company”) was incorporated in the state of Delaware in connection with the reorganization.

Fiscal 2019 Overview

With $5,072.0 million in net sales in fiscal 2019, we are the largest arts and crafts specialty retailer in North America (based on store count) providing materials, project ideas and education for creative activities, primarily under the Michaels retail brand. We also operate a wholesale business under the Darice brand name and a market-leading vertically-integrated custom framing business under the Artistree brand name. At February 1, 2020, we operated 1,274 Michaels stores.

Financial highlights for fiscal 2019 include the following:

●	Net sales decreased to $5,072.0 million, a 3.8% decrease compared to last year, primarily due to the closure of our Pat Catan’s stores and a decrease in comparable store sales.

●	Comparable store sales decreased 1.9%, or 1.8% at constant exchange rates.

●	We recorded restructure and impairment charges totaling $48.3 million, consisting of $40.1 million of impairment charges as a result of lower than expected operating performance in our Darice wholesale business and $8.2 million related to the closure of our Pat Catan’s stores.

●	On November 22, 2019, we acquired certain intangible assets from A.C. Moore Incorporated for $62.1 million, including customer relationships and tradenames totaling $56.0 million and $5.2 million, respectively. In connection with the transaction, we also leased a distribution facility in New Jersey and 19 store locations.

●	We reported operating income of $515.0 million, a decrease of 8.6% from the prior year and net income of $272.6 million, a decrease of 14.7% from the prior year.

●	Adjusted EBITDA, a non-GAAP measure that is a required calculation in our debt agreements, decreased by 12.1%, from $834.6 million in fiscal 2018 to $733.9 million in fiscal 2019 (see “Management Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures”).

●	We redeemed our 2020 senior subordinated notes with proceeds from the issuance of our 2027 senior notes, together with cash on hand, and extended the due date for our senior secured asset-based revolving credit facility to August 30, 2024.

●	We repurchased 11.6 million shares for an aggregate amount of $105.1 million.

In fiscal 2019, we continued to make progress implementing our strategic initiatives, including:

●	altering our assortments, including technology, craft storage and fine art, to better align with our customers needs;

●	pivoting to a more customer centric selling model by shifting our store culture from being task-oriented to a more customer service culture;

●	improving profitability in our e-commerce business and launching e-commerce in Canada;

●	focusing on our customer relationship management (“CRM”) strategy through the use of personalized customer emails to improve customer engagement and drive incremental trips to our stores and website;

●	leveraging new data analytical capabilities to help us identify actionable customer insights, create more effective customer communications and enhance our assortment; and

●	generating meaningful cost savings through our ongoing sourcing efforts.

Fiscal 2020 Outlook

In fiscal 2020, we intend to continue to expand our industry leadership through innovation and strategic initiatives such as:

●	leveraging our improved category management process to ensure the mix within each category is appropriate and aligned with the needs of our customer;

●	strengthening our CRM capabilities by continuing to develop a more personalized e-commerce experience, including targeted promotional offerings;

●	expanding our Michaels Rewards loyalty program by enabling customers to earn rewards on purchases that can be redeemed for discounts on future purchases;

●	enhancing our pricing and promotion programs by leveraging data to define optimal pricing levels and promotional offers to drive profitability;

●	expanding our assortment to include more bulk merchandise for customers who create items to resell; and

●	continuing to maximize our marketing productivity by shifting to more productive media options, including digital and targeted television advertising.

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

Coronavirus

In late 2019, a new strain of the coronavirus was detected in Wuhan, China and other jurisdictions, prompting the Chinese government to quarantine certain affected regions and impose both internal and external travel restrictions within the country. The virus has since spread to other parts of the world, including the U.S. In an effort to mitigate the continued spread of the virus, federal, state and local governments, as well as certain private entities have mandated various restrictions, including travel restrictions, restrictions on public gatherings and quarantining of people who may have been exposed to the virus. As a result of these restrictions, together with a general fear of the impact on the global economy and financial markets, there is significant uncertainty surrounding the potential impact on our business. While too early to quantify, we have recently experienced some impact on our sales. The virus could negatively impact our results of operations by continuing to weaken demand for our products or by disrupting our supply chain. As events are rapidly changing, we are unable to accurately predict the impact that the coronavirus will have on our results of operations due to uncertainties including, but not limited to, the duration of quarantines and other travel restrictions within China, the U.S. and other affected countries, the ultimate geographical spread of the virus, the severity of the disease, the duration of the outbreak and the public’s response to the outbreak.

Tariffs

Certain products that we import from China have been impacted by tariffs. During fiscal 2019, we mitigated a substantial amount of the financial impact of these tariffs. Our mitigation efforts included, among other things, selectively increasing prices on certain of our products, sourcing products from alternative countries and negotiating lower prices with our suppliers in China. If additional tariffs are implemented, we cannot provide any assurances that our mitigation efforts will be successful and, as a result, such tariffs could have a material impact on our business.

Results of Operations

The following table sets forth the percentage relationship to net sales of line items in our consolidated statements of comprehensive income. This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes.

	Fiscal Year
	2019	2018	2017
Net sales	100.0%	100.0%	100.0%
Cost of sales and occupancy expense	63.1	61.6	60.3
Gross profit	36.9	38.4	39.7
Selling, general and administrative	25.7	25.6	25.9
Restructure and impairment charges	1.0	2.0	—
Store pre-opening costs	0.1	0.1	0.1
Operating income	10.2	10.7	13.7
Interest expense	3.0	2.8	2.4
Losses on early extinguishments of debt and refinancing costs	—	—	—
Other expense (income), net	—	—	—
Income before income taxes	7.1	7.9	11.3
Income taxes	1.7	1.8	4.0
Net income	5.4%	6.1%	7.3%

Fiscal 2019 Compared to Fiscal 2018

Net Sales. Net sales decreased $199.9 million in fiscal 2019, or 3.8%, compared to fiscal 2018. The decrease in net sales was due to a $122.6 million decrease related to the closure of our Pat Catan’s and Aaron Brothers stores during fiscal 2018, a $96.9 million decrease in comparable store sales and a $26.9 million decrease in wholesale revenue. The decrease was partially offset by $45.5 million of net sales related to 16 additional Michaels stores opened (net of closures) since February 2, 2019. Comparable store sales decreased 1.9%, or 1.8% at constant exchange rates, compared to fiscal 2018 due to a decrease in customer transactions, partially offset by an increase in average ticket.

Gross Profit. Gross profit was 36.9% of net sales in fiscal 2019 compared to 38.4% in fiscal 2018. The 150 basis point decrease was primarily due to an increase in promotional activity, the impact of tariffs on inventory we purchase from China, higher distribution related costs, a change in sales mix and the deleveraging of occupancy costs. The decrease was partially offset by benefits from our ongoing pricing and sourcing initiatives.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) was 25.7% of net sales in fiscal 2019 compared to 25.6% in fiscal 2018. SG&A decreased $47.1 million to $1,304.3 million in fiscal 2019. The decrease was primarily due to a $33.6 million decrease in performance-based compensation and other payroll-related costs, a $32.8 million decrease related to the closure of our Pat Catan’s and Aaron Brothers stores during fiscal 2018 and a $2.8 million decrease in marketing expenses. The decrease was partially offset by $9.2 million of CEO transition costs, $5.6 million of higher legal-related costs and $4.5 million associated with operating 16 additional Michaels stores (net of closures) since February 2, 2019.

Restructure and Impairment Charges. We recorded restructure and impairment charges of $48.3 million in fiscal 2019, consisting of $40.1 million of impairment charges as a result of lower than expected operating performance in our wholesale business and a restructure charge of $8.2 million related to the closure of our Pat Catan’s stores during fiscal 2018. In fiscal 2018, we recorded a restructure charge of $104.2 million, consisting of $57.2 million related to the closure of our Pat Catan’s stores, $41.7 million related to the closure of our Aaron Brothers stores and $5.3 million of employee-related charges as a result of certain organizational changes made to streamline our operations at our support center.

Interest Expense. Interest expense increased $7.0 million to $154.1 million in fiscal 2019 compared to fiscal 2018. The increase was primarily due to $5.7 million related to a higher interest rate on our 2027 senior notes, $1.7 million of interest paid on our senior subordinated notes during the period between the issuance of our 2027 senior notes and the redemption of the senior subordinated notes and a $1.2 million increase in settlement payments associated with our interest rate swaps. The increase was partially offset by a $1.3 million decrease related to reduced borrowings on our senior secured asset-based revolving credit facility.

Losses on Early Extinguishments of Debt and Refinancing Costs. We recorded a loss on the early extinguishment of debt of $1.3 million during fiscal 2019 related to the redemption of our senior subordinated notes and the refinancing of our senior secured asset-based revolving credit facility. We recorded a loss on the early extinguishment of debt of $1.8 million during fiscal 2018 related to the refinancing of our term loan credit facility.

Other Expense (Income). Other expense increased $3.6 million in fiscal 2019 compared to fiscal 2018. The increase was primarily due to a $5.0 million charge related to the write-off of an investment in a liquidated business in fiscal 2019.

Income Taxes. The effective tax rate was 23.9% for fiscal 2019 compared to 23.4% for fiscal 2018. The increase in the effective tax rate in fiscal 2019 is primarily due to tax expense related to the vesting and expiration of share-based compensation awards. The increase was partially offset by a $2.5 million tax benefit associated with a state income tax settlement in fiscal 2019.

Liquidity and Capital Resources

We require cash principally for day-to-day operations, to finance capital investments (including possible acquisitions), purchase inventory, service our outstanding debt and for seasonal working capital needs. We expect that our available cash, cash flow generated from operating activities and funds available under our Amended Revolving Credit Facility will be sufficient to fund planned capital expenditures, working capital requirements, debt repayments, debt service requirements and anticipated growth for the foreseeable future. Our ability to satisfy our liquidity needs and continue to refinance or reduce debt could be adversely affected by the occurrence of any of the events described under “Item 1A. Risk Factors” or our failure to meet our debt covenants as described below. As a result of the coronavirus outbreak, there is significant uncertainty surrounding the potential impact on our results of operations and cash flows. We are proactively taking steps to increase available cash on-hand including, but not limited to, targeted reductions in discretionary operating expenses and capital expenditures, and utilizing funds available under our Amended Revolving Credit Facility.

Our Amended Revolving Credit Facility provides senior secured financing of up to $850 million, subject to a borrowing base. As of February 1, 2020, the borrowing base was $850 million, of which we had no outstanding borrowings, $81.9 million of outstanding standby letters of credit and $768.1 million of unused borrowing capacity. Our cash and cash equivalents totaled $410.0 million at February 1, 2020.

On November 22, 2019, the Company acquired certain intangible assets from A.C. Moore Incorporated for $62.1 million, including customer relationships and tradenames totaling $56.0 million and $5.2 million, respectively. In connection with the transaction, we also leased a distribution facility in New Jersey and 19 store locations. The store locations will be reopened under the Michaels brand name in fiscal 2020 and will include the relocation of certain existing Michaels stores. We believe the transaction will enable us to expand our presence in strategic markets and better serve our customers both online and in stores.

In September 2018, the Board of Directors authorized a new share repurchase program for the Company to purchase $500 million of the Company’s common stock on the open market or through accelerated share repurchase transactions. The share repurchase program does not have an expiration date, and the timing and number of repurchase transactions under the program will depend on market conditions, corporate considerations, debt agreements and regulatory requirements. Shares repurchased under the program are held as treasury shares until retired. During the year ended February 1, 2020, we repurchased 11.6 million shares for an aggregate amount of $105.1 million. As of February 1, 2020, we had $293.5 million of availability remaining under our current share repurchase program.

We had total outstanding debt of $2,682.6 million at February 1, 2020, of which $2,182.6 million was subject to variable interest rates and $500.0 million was subject to fixed interest rates. In April 2018, we executed two interest rate swaps with an aggregate notional value of $1 billion associated with our outstanding Amended and Restated Term Loan Credit Facility (as defined below). The swaps replaced the one-month LIBOR with a fixed interest rate of 2.7765%.

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

Cash Flow from Operating Activities

Cash flows provided by operating activities were $493.2 million in fiscal 2019, an increase of $48.9 million from fiscal 2018. The increase was primarily due to additional collections of outstanding receivables and lower tax payments, partially offset by lower operating income in fiscal 2019.

Inventory decreased 1.0% to $1,097.1 million at February 1, 2020, from $1,108.7 million at February 2, 2019. The decrease in inventory was primarily due to a decrease in wholesale inventory as a result of declining demand from customers. The decrease was partially offset by tariffs enacted on product that we purchase from China, lower sales and additional inventory associated with the operation of 16 additional Michaels stores (net of closures) since February 2, 2019. Average inventory per Michaels store (inclusive of distribution centers, in-transit and inventory for the Company’s e-commerce site) decreased 1.9% to $816,000 at February 1, 2020, from $832,000 at February 2, 2019.

Cash Flow from Investing Activities

The following table includes capital expenditures paid during the periods presented (in thousands):

	Fiscal Year
	2019	2018	2017
New and relocated stores (including stores not yet opened) (1)	$11,110	$32,153	$19,419
Existing stores	34,998	39,524	35,940
Information systems	54,222	54,794	47,894
Corporate and other	20,215	18,916	24,577
	$120,545	$145,387	$127,830
(1)	In fiscal 2019, we incurred capital expenditures related to the opening of 34 Michaels stores, including the relocation of 13 stores. In fiscal 2018, we incurred capital expenditures related to the opening of 45 Michaels stores, including the relocation of 21 stores. In fiscal 2017, we incurred capital expenditures related to the opening of 29 Michaels stores, including the relocation of 12 stores, and the opening of one Pat Catan’s store.

In fiscal 2020, we plan to invest in the infrastructure necessary to support the further development of our business, including the buildout of our new distribution center in New Jersey, investments in information technology related to our e-commerce business, enhancing our digital platforms and tools, and improving our data analytical capabilities to gain additional customer insights. In addition, we will continue to invest in new store openings and store remodels. In fiscal 2020, we plan to open approximately 45 Michaels stores, including approximately 16 relocations.

Term Loan Credit Facility

On May 23, 2018, MSI entered into an amendment with JPMorgan, as successor administrative agent and successor collateral agent, and other lenders to amend and restate our then-existing term loan credit facility. The amended and restated credit agreement, together with the related security, guarantee and other agreements, is referred to as the “Amended and Restated Term Loan Credit Facility”. Borrowings under the Amended and Restated Term Loan Credit Facility bear interest at a rate per annum, at MSI’s option, of either (a) a margin of 1.50% plus a base rate defined as the highest of (1) the prime rate of JPMorgan, (2) the federal funds effective rate plus 0.5%, and (3) the one-month London Interbank Offered Rate (“LIBOR”) plus 1% or (b) a margin of 2.50% plus the applicable LIBOR. The Amended and Restated Term Loan Credit Facility matures on January 28, 2023.

As of February 1, 2020, the Amended and Restated Term Loan Credit Facility provides for senior secured financing of $2,182.6 million. MSI has the right under the Amended and Restated Term Loan Credit Facility to request additional term loans (a) in the aggregate amount of up to $750 million or (b) at MSI’s election, an amount of additional term loans if the consolidated secured debt ratio (as defined in the Amended and Restated Term Loan Credit Facility) is no more than 3.25 to 1.00 on a pro forma basis as of the last day of the most recently ended four quarter period, subject to certain adjustments. The lenders under the Amended and Restated Term Loan Credit Facility will not be under any obligation to provide any such additional term loans, and the incurrence of any such additional term loans is subject to customary conditions.

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

MSI is required to make scheduled quarterly payments equal to 0.25% of the original principal amount of the term loans (subject to adjustments relating to the incurrence of additional term loans), with the balance to be paid on January 28, 2023.

All obligations under the Amended and Restated Term Loan Credit Facility are unconditionally guaranteed, jointly and severally, by Michaels Funding, Inc. (“Holdings”) and all of MSI’s existing domestic material subsidiaries and are required to be guaranteed by certain of MSI’s future domestic wholly-owned material subsidiaries (the “Subsidiary Guarantors”). All obligations under the Amended and Restated Term Loan Credit Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the assets of Holdings, MSI and the Subsidiary Guarantors, including:

●	a first-priority pledge of MSI’s capital stock and all of the capital stock held directly by MSI and the Subsidiary Guarantors (which pledge, in the case of any foreign subsidiary or foreign subsidiary holding company, is limited to 65% of the voting stock of such foreign subsidiary or foreign subsidiary holding company and 100% of the non-voting stock of such subsidiary);

●	a first-priority security interest in, and mortgages on, substantially all other tangible and intangible assets of Holdings, MSI and each Subsidiary Guarantor, including substantially all of MSI’s and the Subsidiary Guarantors owned real property and equipment, but excluding, among other things, the collateral described below; and

●	a second-priority security interest in personal property consisting of inventory and related accounts, cash, deposit accounts, all payments received by Holdings, MSI or the Subsidiary Guarantors from credit card clearinghouses and processors or otherwise in respect of all credit card charges and debit card charges for sales of inventory by Holdings, MSI and the Subsidiary Guarantors, and certain related assets and proceeds of the foregoing.

The Amended and Restated Term Loan Credit Facility contains a number of negative covenants that are substantially similar to, but more restrictive in certain respects than, those governing the 2027 Senior Notes (as defined below), as well as certain other customary representations and warranties, affirmative and negative covenants and events of default. As of February 1, 2020, MSI was in compliance with all covenants.

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

8% Senior Notes due 2027

On July 8, 2019, MSI issued $500 million in principal amount of senior notes maturing in 2027 (“2027 Senior Notes”). The 2027 Senior Notes were issued pursuant to an indenture among MSI, certain subsidiaries of MSI, as guarantors, and U.S. Bank National Association, as trustee (the “2027 Senior Notes Indenture”). The 2027 Senior Notes mature on July 15, 2027 and bear interest at a rate of 8% per year, with interest payable semi-annually on January 15 and July 15 of each year, beginning on January 15, 2020.

The net proceeds from the offering and sale of the 2027 Senior Notes, together with cash on hand, were used to redeem MSI’s outstanding 2020 Senior Subordinated Notes (as defined below).

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

The covenants also limit MSI’s ability, and the ability of MSI’s restricted subsidiaries, to pay dividends or distributions on MSI’s capital stock or repurchase MSI’s capital stock, subject to certain exceptions, including dividends, distributions and repurchases up to (i) an amount equal to the greater of $200.0 million and 25% of MSI’s consolidated EBITDA (as defined in the 2027 Senior Notes Indenture) and (ii) a basket that builds based on 50% of MSI’s consolidated net income (as defined in the 2027 Senior Notes Indenture) and certain other amounts, in each case, to the extent such payment capacity is not applied as otherwise permitted under the 2027 Senior Notes Indenture and subject to certain conditions. However, there are no limitations on dividends and certain other restricted payments so long as (a) no event of default shall have occurred and be continuing and (b) immediately after giving pro forma effect to such restricted payment(s) and the application of proceeds therefrom, the total net leverage ratio is less than or equal to 3.25 to 1.00. As of February 1, 2020, the permitted restricted payment amount was $356.8 million. The 2027 Senior Notes Indenture also provides for customary events of default which, if any of them occurs, would require or permit the principal of and accrued interest on the 2027 Senior Notes to become or to be declared due and payable. As of February 1, 2020, MSI was in compliance with all covenants.

Revolving Credit Facility

On August 30, 2019, MSI entered into an amendment with Wells Fargo Bank, National Association (“Wells Fargo”) and other lenders to, among other things, extend the maturity date of our then-existing senior secured asset-based revolving credit facility (the “Amended Revolving Credit Facility”). The Amended Revolving Credit Facility matures in August 2024, subject to an earlier springing maturity date if certain of our outstanding indebtedness has not been repaid, redeemed, refinanced, or cash collateralized or if the necessary availability reserves have not been established prior to such time (the “ABL Maturity Date”).

The Amended Revolving Credit Facility provides for senior secured financing of up to $850 million, subject to a borrowing base. The borrowing base under the Amended Revolving Credit Facility equals the sum of: (i) 90% of eligible credit card receivables, (ii) 85% of eligible trade receivables, (iii) 90% to 92.5% of the appraised value of eligible inventory, plus (iv) 90% to 92.5% of the lesser of (a) the appraised value of eligible inventory supported by letters of credit, and (b) the face amount of the letters of credit, less (v) certain reserves.

As of February 1, 2020, the borrowing base was $850 million of which MSI had availability of $768.1 million. Borrowing capacity is available for letters of credit and borrowings on same-day notice. Outstanding standby letters of credit as of February 1, 2020 totaled $81.9 million.

The Amended Revolving Credit Facility also provides MSI with the right to request up to $200 million of additional commitments. The lenders will not be under any obligation to provide any such additional commitments, and any increase in commitments is subject to customary conditions. If we were to request additional commitments, and the lenders were to agree to provide such commitments, the facility size could be increased up to $1,050 million, however, MSI’s ability to borrow would still be limited by the borrowing base.

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

MSI is required to pay a commitment fee on the unutilized commitments under the Amended Revolving Credit Facility, which is 0.25% per annum, subject to reduction to 0.20% when excess availability is less than 50% of the Loan Cap (as defined below). In addition, MSI must pay customary letter of credit fees and agency fees.

All obligations under the Amended Revolving Credit Facility are unconditionally guaranteed, jointly and severally, by Holdings and the Subsidiary Guarantors. All obligations under the Amended Revolving Credit Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the assets of Holdings, MSI and the Subsidiary Guarantors, including:

●	a first-priority security interest in personal property consisting of inventory and related accounts, cash, deposit accounts, all payments received by Holdings, MSI or the Subsidiary Guarantors from credit card clearinghouses and processors or otherwise in respect of all credit card charges and debit card charges for sales of inventory by Holdings, MSI and the Subsidiary Guarantors, and certain related assets and proceeds of the foregoing;

●	a second-priority pledge of all of MSI’s capital stock and the capital stock held directly by MSI and the Subsidiary Guarantors (which pledge, in the case of the capital stock of any foreign subsidiary or foreign subsidiary holding company, is limited to 65% of the voting stock of such foreign subsidiary or foreign subsidiary holding company and 100% of the non-voting stock of such subsidiary); and

●	a second-priority security interest in, and mortgages on, substantially all other tangible and intangible assets of Holdings, MSI and each Subsidiary Guarantor, including substantially all of MSI’s and the Subsidiary Guarantors owned real property and equipment.

If, at any time, the aggregate amount of outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the Amended Revolving Credit Facility exceeds the lesser of (i) the commitment amount and (ii) the borrowing base (the “Loan Cap”), MSI will be required to repay outstanding loans and cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount. If availability under the Amended Revolving Credit Facility is less than the greater of (i) 10% of the Loan Cap and (ii) $50 million for five consecutive business days, or, if certain events of default have occurred, MSI will be required to repay outstanding loans and cash collateralize letters of credit with the cash MSI would be required to deposit daily in a collection account maintained with the agent under the Amended Revolving Credit Facility. Availability under the Amended Revolving Credit Facility means the Loan Cap minus the outstanding credit extensions. MSI may voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans at any time without premium or penalty, other than customary breakage costs with respect to LIBOR loans. The principal amount of the loans outstanding is due and payable in full on the ABL Maturity Date.

The covenants limiting dividends and other restricted payments, investments, loans, advances and acquisitions, and prepayments or redemptions of indebtedness, each permit the restricted actions in an unlimited amount, subject to the satisfaction of certain payment conditions, principally that MSI must meet specified excess availability requirements and minimum consolidated fixed charge coverage ratios, to be tested on a pro forma basis as of the date of the restricted action and for the 30-day period preceding such restricted action. Adjusted EBITDA, as defined in the Amended Revolving Credit Facility, is used in the calculation of the consolidated fixed charge coverage ratios.

From the time when MSI has excess availability less than the greater of (a) 10% of the Loan Cap and (b) $50 million, until the time when MSI has excess availability more than the greater of (a) 10% of the Loan Cap and (b) $50 million for 30 consecutive days, the Amended Revolving Credit Facility will require MSI to maintain a consolidated fixed charge coverage ratio of at least 1.0 to 1.0. The Amended Revolving Credit Facility also contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default (including change of control and cross-default to material indebtedness).

The Amended Revolving Credit Facility contains a number of covenants that, among other things and subject to certain exceptions, restrict MSI’s ability, and the ability of its restricted subsidiaries, to:

●	incur or guarantee additional indebtedness;

●	pay dividends on MSI’s capital stock or redeem, repurchase or retire MSI’s capital stock;

●	make investments, loans, advances and acquisitions;

●	create restrictions on the payment of dividends or other amounts to MSI from its restricted subsidiaries;

●	engage in transactions with MSI’s affiliates;

●	sell assets, including capital stock of MSI’s subsidiaries;

●	prepay or redeem indebtedness;

●	consolidate or merge; and

●	create liens.

5.875% Senior Subordinated Notes due 2020

On December 19, 2013, MSI issued $260 million in principal amount of 5.875% senior subordinated notes maturing in 2020 (“2020 Senior Subordinated Notes”). On June 16, 2014, MSI issued an additional $250 million of the 2020 Senior Subordinated Notes at 102% of face value, resulting in an effective interest rate of 5.76%.

On July 29, 2019, the Company redeemed the 2020 Senior Subordinated Notes in the aggregate principal amount of $510.0 million plus accrued interest. This payment retired the 2020 Senior Subordinated Notes and discharged the obligations under the indenture governing the 2020 Senior Subordinated Notes.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. Neither we nor our subsidiaries typically guarantee the obligations of unrelated parties.

Contractual Obligations

As of February 1, 2020, our contractual obligations were as follows (in thousands):

	Payments Due By Fiscal Year
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Total debt (1)	$2,682,550	$24,900	$2,157,650	$—	$500,000
Operating lease commitments (2)	2,003,795	395,672	714,336	466,035	427,752
Interest payments (3)	563,939	119,460	259,857	84,622	100,000
Other commitments (4)	119,061	87,839	26,647	4,575	—
	$5,369,345	$627,871	$3,158,490	$555,232	$1,027,752
(1)	Total debt only includes principal payments owed on the 2027 Senior Notes and the Amended and Restated Term Loan Credit Facility. The amounts shown above do not include unamortized discounts and deferred debt issuance costs reflected in the Company’s consolidated balance sheets since they do not represent contractual obligations.

(2)Our operating lease commitments generally include non-cancelable leases for property and equipment used in our operations. Excluded from our operating lease commitments are amounts related to insurance, taxes and common area maintenance associated with property and equipment. Such amounts historically represented approximately 35% of the total lease obligation over the previous three fiscal years.

(3)Debt associated with our Amended and Restated Term Loan Credit Facility was $2,182.6 million at February 1, 2020 and is subject to variable interest rates. The amounts included in interest payments in the table for the Amended and Restated Term Loan Credit Facility were based on the indexed interest rate in effect at February 1, 2020. In April 2018, we executed two interest rate swap agreements with an aggregate notional value of $1 billion which are intended to mitigate interest rate risk associated with future changes in interest rates for borrowings under our Amended and Restated Term Loan Credit Facility. Debt associated with the 2027 Senior Notes was $500.0 million at February 1, 2020 and was subject to fixed interest rates. We had no outstanding borrowings under our Amended Revolving Credit Facility at February 1, 2020. Under our Amended Revolving Credit Facility, we are required to pay a commitment fee of 0.25% per year on the unutilized commitments, subject to reduction to 0.20% when excess availability is less than 50% of the Loan Cap. The amounts included in interest payments for the Amended Revolving Credit Facility were based on this annual commitment fee.

(4)Other commitments include trade letters of credit and service contract obligations. Our service contract obligations were calculated based on the time period remaining in the contract or to the earliest possible date of termination, if permitted to be terminated by Michaels upon notice, whichever is shorter.

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

The following table shows a reconciliation of EBITDA and Adjusted EBITDA to net income and net cash provided by operating activities (in thousands):

	Fiscal Year
	2019	2018	2017
Net cash provided by operating activities	$493,175	$444,256	$523,610
Non-cash operating lease expense	(325,962)	—	—
Depreciation and amortization	(125,499)	(124,271)	(118,912)
Share-based compensation	(22,910)	(27,082)	(24,264)
Debt issuance costs amortization	(4,451)	(4,997)	(5,098)
Loss on write-off of investment	(5,036)	—	—
Accretion of long-term debt, net	129	518	505
Restructure and impairment charges	(48,332)	(104,238)	—
Deferred income taxes	(9,455)	(8,131)	(4,348)
Losses on early extinguishments of debt and refinancing costs	(1,316)	(1,835)	—
Changes in assets and liabilities	322,252	145,325	19,005
Net income	272,595	319,545	390,498
Interest expense	154,090	147,085	129,116
Income taxes	85,776	97,509	215,243
Depreciation and amortization	125,499	124,271	118,912
Interest income	(3,185)	(3,160)	(1,326)
EBITDA	634,775	685,250	852,443
Adjustments:
Losses on early extinguishments of debt and refinancing costs	1,316	1,835	—
Share-based compensation	22,910	27,082	24,264
Restructure and impairment charges	48,332	104,238	—
Severance costs	5,607	902	1,274
Store pre-opening costs	4,608	4,417	2,999
Store remodel costs	337	5,153	1,773
Foreign currency transaction losses (gains)	276	(278)	1,486
Store closing costs	(156)	3,134	1,382
CEO transition costs(1)	9,236	—	—
Other (2)	6,661	2,916	2,920
Adjusted EBITDA	$733,902	$834,649	$888,541
(1)	CEO transition costs includes $5.6 million of severance paid to our previous CEO and a $3.7 million sign-on bonus for our new CEO Designate.
(2)	Other adjustments primarily relate to items such as moving and relocation expenses, franchise taxes, sign-on bonuses, director’s fees and search costs.

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

Merchandise Inventories. Merchandise inventories are valued at the lower of cost or net realizable value, with cost determined using a weighted-average method. Cost is calculated based upon the purchase price of an item at the time it is received by us and also includes the cost of warehousing, handling, purchasing, and importing, as well as inbound and outbound transportation, net of vendor allowances. Inventory cost is recognized through cost of sales when it is sold. It is impractical for us to assign overhead costs and vendor allowances to individual units of inventory. As such, to match inventory costs against the related revenues, we estimate the amount of overhead costs and vendor allowances to be deferred and recognized each period as the inventory is sold.

We utilize perpetual inventory records to value inventory in our stores. Physical inventory counts are performed in a significant number of stores during each fiscal quarter by a third-party inventory counting service, with substantially all stores open longer than one year subject to at least one count each fiscal year. We adjust our perpetual records based on the results of the physical counts. We maintain a provision for estimated shrinkage based on the actual historical results of our physical inventories. We compare our estimates to the actual results of the physical inventory counts as they are taken and adjust the shrink estimates accordingly. A 10% change in our estimated shrinkage reserve would have affected net income by $1.5 million for fiscal 2019. We also evaluate our merchandise to ensure that the expected net realizable value of the merchandise held at the end of a fiscal period exceeds cost. In the event that the expected net realizable value is less than cost, we reduce the value of that inventory accordingly. A 10% change in our inventory valuation reserve would have affected net income by $1.0 million in fiscal 2019.

Vendor allowances, which primarily represent volume rebates and cooperative advertising funds, are recorded as a reduction of the cost of the merchandise inventories and a subsequent reduction in cost of sales when the inventory is sold. We generally earn vendor allowances as a percentage of certain merchandise purchases with no minimum purchase requirements.

Long-Lived Assets. Long-lived assets (other than goodwill and assets with indefinite lives), such as property and equipment, operating lease assets and intangible assets subject to amortization, are evaluated for indicators of impairment whenever events or changes in circumstances indicate their carrying amounts may not be recoverable. For store assets, we evaluate the performance of individual stores for indicators of impairment and underperforming stores are selected for further evaluation to determine whether their carrying amounts are recoverable.

Our initial indicator that store assets, including operating lease assets, are considered to be recoverable is that the estimated undiscounted cash flows for the remaining lease term exceed the carrying value of the assets. If the evaluation indicates that the carrying value of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow method using assumptions about key store variables, including sales, growth rate, gross margin, payroll and other controllable expenses. The fair value of our operating lease assets are based on the present value of comparable market rents. Furthermore, management considers other factors when evaluating stores for impairment, including the individual store’s execution of its operating plan and other local market conditions. If the carrying value exceeds the fair value, an impairment is recorded.

Our evaluation requires consideration of a number of factors including changes in consumer demographics, key store level assumptions and other uncertain future events. Accordingly, our accounting estimates may change from period to period. These factors could cause management to conclude impairment indicators exist and require that tests be performed, which could result in a determination that the value of long-lived assets, including operating lease assets, is impaired, resulting in a write down to fair value.

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

Income Taxes. Deferred tax assets, including the benefit of net operating loss and tax credit carryforwards, are evaluated based on the guidelines for realization and are reduced by a valuation allowance if it is deemed more likely than not that such assets will not be realized. We consider several factors in evaluating the realizability of our deferred tax assets, including the nature, frequency and severity of recent losses, the remaining years available for carryforwards, changes in tax laws, the future profitability of the operations in the jurisdiction, and tax planning strategies. Our judgments and estimates concerning realizability of deferred tax assets could change if any of the evaluation factors change, resulting in an increase or decrease to income tax expense in any period.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Risk

We are exposed to fluctuations in exchange rates between the U.S. and Canadian dollar, which is the functional currency of our Canadian subsidiaries. Our sales, costs and expenses of our Canadian subsidiaries, when translated into U.S. dollars, can fluctuate due to exchange rate movement. A 10% increase or decrease in the exchange rate of the Canadian dollar would have increased or decreased net income by approximately $15 million for fiscal 2019.

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our Amended and Restated Term Loan Credit Facility and our Amended Revolving Credit Facility. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt” for further detail. The interest rates on our Amended and Restated Term Loan Credit Facility and our Amended Revolving Credit Facility will reprice periodically, which will impact our earnings and cash flow. In April 2018, we executed two interest rate swap agreements with an aggregate notional value of $1 billion which are intended to mitigate interest rate risk associated with future changes in interest rates for borrowings under our Amended and Restated Term Loan Credit Facility. As a result of these interest rate swaps, our exposure to interest rate volatility for $1 billion of our Amended and Restated Term Loan Credit Facility was eliminated beginning in the second quarter of fiscal 2018. The interest rate on our 2027 Senior Notes is fixed. Based on our overall interest rate exposure to variable rate debt outstanding as of February 1, 2020, a 100 basis point change in interest rates would impact income before income taxes by approximately $12 million for fiscal 2019. A 100 basis point change in interest rates would impact the fair value of our long-term fixed rate debt by approximately $12 million. A change in interest rates would not materially affect the fair value of our variable rate debt as the debt reprices periodically.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the Index to Consolidated Financial Statements and Supplementary Data on page F-1. The Consolidated Financial Statements and Supplementary Data are included on pages F-2 through F-35 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Included in this Annual Report on Form 10-K are certifications by our principal executive officer and our principal financial officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended. This section includes information concerning the controls and controls evaluation referred to in the certifications. Page F - 2 of this Report includes the attestation report of Ernst & Young LLP, our independent registered public accounting firm, regarding its audit of the effectiveness of our internal control over financial reporting. This section should be read in conjunction with the Ernst & Young LLP attestation for a complete understanding of this section.

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

An evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended February 1, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of February 1, 2020. Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control—Integrated Framework (2013). Management’s assessment included the evaluation of such elements as the design and operating effectiveness of financial reporting controls, process documentation, accounting policies and the overall control environment. This assessment is supported by testing and monitoring performed or supervised by our Internal Audit organization.

Based on management’s assessment, management has concluded that the Company’s internal control over financial reporting was effective as of February 1, 2020. The independent registered public accounting firm, Ernst & Young

LLP, issued an attestation report on the effectiveness of our internal control over financial reporting. The Ernst & Young LLP report is included on Page F-2 of this Annual Report on Form 10-K.

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

The following documents are filed as part of this report:

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

The Michaels Companies, Inc.

Opinion on Internal Control over Financial Reporting

We have audited The Michaels Companies, Inc.’s internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO  criteria). In our opinion, The Michaels Companies, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 1, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of The Michaels Companies, Inc. as of February 1, 2020 and February 2, 2019, the related consolidated statements of comprehensive income, stockholders’ deficit and cash flows for each of the three years in the period ended February 1, 2020, and the related notes and our report dated March 17, 2020 expressed an unqualified opinion thereon.

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

March 17, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

The Michaels Companies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Michaels Companies, Inc. (the Company) as of February 1, 2020 and February 2, 2019, and the related consolidated statements of comprehensive income, stockholders’ deficit and cash flows for each of the three years in the period ended February 1, 2020 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at February 1, 2020 and February 2, 2019, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 17, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 1 to the consolidated financial statements, the Company changed its method for accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Completeness and valuation of uncertain tax positions
Description of the Matter

As discussed in Note 8 of the financial statements, the Company operates in a number of tax jurisdictions in which the tax authorities may challenge income tax positions. Because the matters challenged by tax authorities are typically complex and open to subjective interpretation, the ultimate outcome may differ from the amounts recognized. The Company uses significant judgment in (1) assessing the inherent uncertainties related to the interpretations of complex tax laws, regulations and taxing authority rulings, as well as the expiration of statutes of limitations in the numerous and varied jurisdictions in which they operate and (2) measuring the amount of tax benefit that qualifies for recognition. As of February 1, 2020, the Company accrued liabilities of $68.4 million for uncertain tax positions, including penalties and interest.

Auditing the measurement of tax positions related to certain intercompany transactions was challenging because the measurement of the tax position is complex, highly judgmental and based on interpretations of tax laws and legal rulings.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to identify and measure the benefits of the uncertain tax positions. For example, we tested controls over management’s identification of uncertain tax positions and its application of the recognition and measurement principles, including management’s review of the inputs and calculations for uncertain tax positions.

We involved our tax professionals to assess the technical merits and the amounts of the benefit recognized related to the Company’s tax positions. Our procedures included, among others, evaluating changes in tax law that occurred during the year and assessing the Company’s interpretation of those changes under the relevant jurisdiction’s tax law. We also inspected correspondence, assessments and settlements with the relevant tax authorities. In addition, we evaluated third-party advice obtained by the Company in relation to specific income tax law, as appropriate. We tested the underlying data used by the Company to calculate its uncertain tax positions. We have also evaluated the adequacy of the Company’s income tax disclosures included in Note 8 in relation to these matters.

Impairment of the Darice wholesale business
Description of the Matter

As discussed in Note 1 to the consolidated financial statements, the Company reviews goodwill and other indefinite-lived intangible assets for impairment annually in the fourth quarter, or more frequently if events occur which indicate the carrying value of these assets may not be recoverable. In addition, long-lived assets and definite-lived intangible assets that are subject to amortization are evaluated for indicators of impairment whenever events or changes in circumstances indicate their carrying value may not be recoverable. During fiscal 2019, the Company identified impairment indicators within its Darice wholesale business that were primarily due to a deterioration in sales associated with overall declining demand from customers. These indicators led the Company to revise Darice’s forecasted sales downward, and resulted in a significantly lower operating plan in fiscal 2019. As a result, the Company performed interim impairment tests as of November 2, 2019 and recorded impairments totaling $40.1 million on the Darice wholesale business. The impairments consisted of $17.8 million related to goodwill, $14.4 million related to long-lived assets, including operating lease assets, and $7.9 million related to indefinite and definite-lived intangible assets.

Auditing management’s interim impairment test related to the Darice wholesale business was especially challenging due to the complexity of forecasting the long-term cash flows of this business and the significant estimation uncertainty of the assumptions included within such forecast. The significant estimation uncertainty was primarily due to the sensitivity of the reporting unit’s fair value to changes in the underlying assumptions used, including forecasted revenue, forecasted working capital levels, long-term growth and discount rates. These significant assumptions are inherently uncertain and require a high degree of estimation and judgment based on an evaluation of historical performance, current industry and economic conditions, and the Company’s ability to implement strategic initiatives.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s impairment review process, including controls over management’s review of the significant assumptions described above and controls over management’s review of its annual financial forecasts.

To test the estimated fair value of the Darice reporting unit, we performed audit procedures that included, among others, involving a specialist to assist in assessing the Company’s fair value methodologies and its development and calculation of the long-term growth and discount rates. We assessed the reasonableness of the Company’s assumptions around forecasted revenue, forecasted working capital levels, long-term growth and discount rates by comparing those assumptions to recent historical performance, current economic and industry trends. We also performed various sensitivity analyses around these significant assumptions to understand the effect on the fair value calculation.

Valuation of asset acquisition
Description of the Matter

As described in Note 5 to the consolidated financial statements, the Company acquired certain intangibles from A.C. Moore Incorporated (A.C. Moore) during the year ended February 1, 2020 for $62.1 million. This transaction included customer relationships and a tradename of $56.0 million and $5.2 million, respectively.

Auditing the Company's accounting for these acquired intangible assets was complex due to the significant estimation required in management’s determination of the fair value of intangible assets. The significant estimation was primarily due to the sensitivity of the respective fair values to the underlying assumptions, including discount rates, projected revenue growth rates and profit margins.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for accounting for the acquired intangible assets.  For example, we tested controls over management’s review of the valuation of intangible assets, including the review of the valuation model and significant assumptions used in the valuation.

To test the fair value of these acquired intangible assets, our audit procedures included, among others, evaluating the Company's use of valuation methodologies, evaluating the prospective financial information and testing the completeness and accuracy of underlying data. We involved our valuation specialists to assist in testing the significant assumptions used to value the acquired intangible assets.  For example, we compared the significant assumptions to current industry, market and economic trends, historical results of the acquired businesses and to other relevant factors. We also performed sensitivity analyses of the significant assumptions to evaluate the change in the fair value resulting from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1984.

Dallas, Texas

March 17, 2020

THE MICHAELS COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

	Fiscal Year
	2019	2018	2017
Net sales	$5,072,037	$5,271,944	$5,361,960
Cost of sales and occupancy expense	3,199,780	3,248,276	3,233,171
Gross profit	1,872,257	2,023,668	2,128,789
Selling, general and administrative	1,304,280	1,351,401	1,390,400
Restructure and impairment charges	48,332	104,238	—
Store pre-opening costs	4,608	4,417	2,999
Operating income	515,037	563,612	735,390
Interest expense	154,090	147,085	129,116
Losses on early extinguishments of debt and refinancing costs	1,316	1,835	—
Other expense (income), net	1,260	(2,362)	533
Income before income taxes	358,371	417,054	605,741
Income taxes	85,776	97,509	215,243
Net income	$272,595	$319,545	$390,498

Other comprehensive income, net of tax:
Foreign currency and interest rate swaps	(8,273)	(10,898)	10,564
Comprehensive income	$264,322	$308,647	$401,062

Earnings per common share:
Basic	$1.78	$1.87	$2.11
Diluted	$1.78	$1.86	$2.10
Weighted-average common shares outstanding:
Basic	153,134	170,610	184,281
Diluted	153,202	171,378	185,566

See accompanying notes to consolidated financial statements.

THE MICHAELS COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	February 1,	February 2,
ASSETS	2020	2019
Current Assets:
Cash and equivalents	$409,964	$245,887
Merchandise inventories	1,097,109	1,108,715
Prepaid expenses and other	62,287	98,659
Accounts receivable, net	30,442	62,263
Total current assets	1,599,802	1,515,524
Property and equipment, net	430,432	439,077
Operating lease assets	1,610,013	—
Goodwill	94,290	112,069
Other intangible assets, net	66,417	17,238
Deferred income taxes	18,201	25,005
Other assets	18,940	19,423
Total assets	$3,838,095	$2,128,336

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$476,298	$485,004
Accrued liabilities and other	347,136	378,742
Current portion of operating lease liabilities	306,796	—
Current portion of long-term debt	24,900	24,900
Income taxes payable	41,236	43,907
Total current liabilities	1,196,366	932,553
Long-term debt	2,644,460	2,681,000
Long-term operating lease liabilities	1,357,821	—
Other liabilities	85,912	140,978
Total liabilities	5,284,559	3,754,531

Commitments and contingencies

Stockholders’ Deficit:
Common stock, $0.06775 par value, 350,000 shares authorized; 146,803 shares issued and outstanding at February 1, 2020 and 157,774 shares issued and outstanding at February 2, 2019	9,852	10,594
Additional paid-in-capital	4,872	5,954
Accumulated deficit	(1,438,357)	(1,628,185)
Accumulated other comprehensive loss	(22,831)	(14,558)
Total stockholders’ deficit	(1,446,464)	(1,626,195)
Total liabilities and stockholders’ deficit	$3,838,095	$2,128,336

See accompanying notes to consolidated financial statements.

THE MICHAELS COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year
	2019	2018	2017
Cash flows from operating activities:
Net income	$272,595	$319,545	$390,498
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash operating lease expense	325,962	—	—
Depreciation and amortization	125,499	124,271	118,912
Share-based compensation	22,910	27,082	24,264
Debt issuance costs amortization	4,451	4,997	5,098
Loss on write-off of investment	5,036	—	—
Accretion of long-term debt, net	(129)	(518)	(505)
Restructure and impairment charges	48,332	104,238	—
Deferred income taxes	9,455	8,131	4,348
Losses on early extinguishments of debt and refinancing costs	1,316	1,835	—
Changes in assets and liabilities:
Merchandise inventories	9,504	(63,890)	5,281
Prepaid expenses and other	1,671	3,576	(7,785)
Accounts receivable	29,516	(14,100)	(2,992)
Other assets	(3,562)	(1,497)	(1,765)
Operating lease liabilities	(323,010)	—	—
Accounts payable	(14,787)	(10,461)	(38,025)
Accrued interest	(2,192)	(691)	(12,040)
Accrued liabilities and other	(36,020)	(17,225)	3,174
Income taxes	17,647	(44,532)	28,388
Other liabilities	(1,019)	3,495	6,759
Net cash provided by operating activities	493,175	444,256	523,610

Cash flows from investing activities:
Additions to property and equipment	(120,545)	(145,387)	(127,830)
Acquisition of intangible assets	(58,000)	—	—
Net cash used in investing activities	(178,545)	(145,387)	(127,830)

Cash flows from financing activities:
Common stock repurchased	(107,997)	(456,585)	(253,752)
Payments on term loan credit facility	(24,900)	(24,900)	(31,125)
Payment of 2020 senior subordinated notes	(510,000)	—	—
Issuance of 2027 senior notes	500,000	—	—
Borrowings on asset-based revolving credit facility	23,200	355,400	382,200
Payments on asset-based revolving credit facility	(23,200)	(355,400)	(382,200)
Payment of debt refinancing costs	(8,162)	(1,117)	—
Payment of dividends	—	(317)	(408)
Proceeds from stock options exercised	506	4,041	16,588
Net cash used in financing activities	(150,553)	(478,878)	(268,697)

Net change in cash and equivalents	164,077	(180,009)	127,083
Cash and equivalents at beginning of period	245,887	425,896	298,813
Cash and equivalents at end of period	$409,964	$245,887	$425,896

See accompanying notes to consolidated financial statements.

THE MICHAELS COMPANIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three Years Ended February 1, 2020

(in thousands)

					Accumulated
	Number of		Additional		Other
	Common	Common	Paid-in	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	Loss	Total
Balance at January 28, 2017	193,311	$12,948	$233,129	$(1,930,279)	$(14,224)	$(1,698,426)
Net income	—	—	—	390,498	—	390,498
Foreign currency and other	—	—	—	—	10,564	10,564
Share-based compensation	—	—	25,033	—	—	25,033
Exercise of stock options and other awards	1,930	131	16,457	—	—	16,588
Repurchase of stock and retirements	(13,322)	(873)	(252,879)	—	—	(253,752)
Balance at February 3, 2018	181,919	12,206	21,740	(1,539,781)	(3,660)	(1,509,495)
Net income	—	—	—	319,545	—	319,545
Foreign currency and interest rate swaps	—	—	—	—	(10,898)	(10,898)
Share-based compensation	—	—	27,197	—	—	27,197
Exercise of stock options and other awards	1,066	72	3,969	—	—	4,041
Repurchase of stock and retirements	(25,211)	(1,684)	(46,952)	(407,949)	—	(456,585)
Balance at February 2, 2019	157,774	10,594	5,954	(1,628,185)	(14,558)	(1,626,195)
Net income	—	—	—	272,595	—	272,595
Foreign currency and interest rate swaps	—	—	—	—	(8,273)	(8,273)
Share-based compensation	—	—	22,900	—	—	22,900
Exercise of stock options and other awards	886	60	446	—	—	506
Repurchase of stock and retirements	(12,019)	(802)	(24,428)	(82,767)	—	(107,997)
Issuance of restricted stock awards	162	—	—	—	—	—
Balance at February 1, 2020	146,803	$9,852	$4,872	$(1,438,357)	$(22,831)	$(1,446,464)

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

Fiscal Year

We report on the basis of a 52-week or 53-week fiscal year, which ends on the Saturday closest to January 31. All references to fiscal year mean the year in which that fiscal year began. References to “fiscal 2019” relate to the 52 weeks ended February 1, 2020, references to “fiscal 2018” relate to the 52 weeks ended February 2, 2019 and references to “fiscal 2017” relate to the 53 weeks ended February 3, 2018.

Preferred Shares

The Company’s Board of Directors has authorized the issuance of 50 million shares of preferred stock under The Michaels Companies, Inc. Certificate of Incorporation. No preferred shares have been issued as of February 1, 2020.

Share Repurchase Program

In September 2018, the Board of Directors authorized a new share repurchase program for the Company to purchase $500 million of the Company’s common stock on the open market or through accelerated share repurchase transactions. The share repurchase program does not have an expiration date, and the timing and number of repurchase transactions under the program will depend on market conditions, corporate considerations, debt agreements and regulatory requirements. Shares repurchased under the program are held as treasury shares until retired. During fiscal 2019, we repurchased 11.6 million shares for an aggregate amount of $105.1 million. As of February 1, 2020, we had $293.5 million of availability remaining under our current share repurchase program.

Foreign Currency

The functional currency of our Canadian operations is the Canadian dollar. Translation adjustments result from translating our Canadian subsidiaries’ financial statements into U.S. dollars. Balance sheet accounts are generally translated at exchange rates in effect at the balance sheet date. Income statement accounts are translated at average exchange rates during the year. Translation adjustments are recorded as a component of accumulated other comprehensive income in our consolidated statements of stockholders’ deficit. The translation adjustments recorded in accumulated other comprehensive loss, net of taxes, were losses of $0.7 million and $6.2 million in fiscal 2019 and fiscal 2018, respectively, and a gain of $10.6 million in fiscal 2017. Transaction gains and losses are recorded as a part of other expense (income), net in our consolidated statements of comprehensive income and were immaterial for all fiscal periods presented.

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

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or net realizable value, with cost determined using a weighted-average method. Cost is calculated based upon the purchase price of an item at the time it is received by us and also includes the cost of warehousing, handling, purchasing, and importing, as well as inbound and outbound transportation, net of vendor allowances. Inventory cost is recognized through cost of sales when it is sold. It is impractical for us to assign overhead costs and vendor allowances to individual units of inventory. As such, to match inventory costs against the related revenues, we estimate the amount of overhead costs and vendor allowances to be deferred and recognized each period as the inventory is sold.

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

Vendor allowances, which primarily represent volume rebates and cooperative advertising funds, are recorded as a reduction to the cost of the merchandise inventories and a subsequent reduction in cost of sales when the inventory is sold. We generally earn vendor allowances as a percentage of certain merchandise purchases with no minimum purchase requirements. We recognized vendor allowances of $70.6 million, or 1.4% of net sales, in fiscal 2019, $74.6 million, or 1.4% of net sales, in fiscal 2018, and $84.9 million, or 1.6% of net sales, in fiscal 2017.

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

As of February 1, 2020 and February 2, 2019, receivables from customers, which consist primarily of trade receivables related to our Darice wholesale business (“Darice”), were approximately $13.3 million and $32.1 million, respectively.

Property and Equipment

Property and equipment is recorded at cost. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets. We expense repairs and maintenance costs as incurred. We capitalize and depreciate significant renewals or betterments that substantially extend the life of the asset. Useful lives are generally estimated as follows:

Years
Buildings	30
Leasehold improvements (1)	10
Fixtures and equipment	8-10
Computer equipment and software	3-7
(1)	We amortize leasehold improvements over the lesser of the useful life of the asset or the remaining lease term of the underlying facility.

Capitalized Software Costs

We capitalize certain costs related to the acquisition and development of internal use software that is expected to benefit future periods. We also capitalize certain implementation costs related to the development of hosting arrangements. These costs are being amortized on a straight-line basis over the estimated useful life or the term of the hosting arrangement. As of February 1, 2020 and February 2, 2019, we had unamortized capitalized software costs of $93.6 million and $96.3 million, respectively. These amounts are included in property and equipment, net in the consolidated balance sheets. Amortization expense related to capitalized software costs totaled $31.6 million, $31.2 million and $29.1 million in fiscal 2019, fiscal 2018 and fiscal 2017, respectively.

Long-Lived Assets

Long-lived assets (other than goodwill and assets with indefinite lives), such as property and equipment, operating lease assets and intangible assets subject to amortization, are evaluated for indicators of impairment whenever events or changes in circumstances indicate their carrying amounts may not be recoverable. Our evaluation compares the carrying value of the assets with their estimated future undiscounted cash flows. Our initial indicator that store assets, including operating lease assets, are considered to be recoverable is that the estimated undiscounted cash flows for the remaining lease term exceed the carrying value of the assets. If the evaluation indicates that the carrying value of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow method using assumptions about key store variables, including sales, growth rate, gross margin, payroll and other controllable expenses. The fair value of our operating lease assets are based on the present value of comparable market rents. If actual results differ from these estimates, we may be exposed to additional impairment losses that may be material.

Goodwill and Other Indefinite-Lived Intangible Assets

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

Restructure and Impairment Charges

In January 2019 and March 2018, we closed our Pat Catan’s and Aaron Brothers stores, respectively. As a result of the store closures, we recorded restructure charges of $8.2 million and $98.9 million in fiscal 2019 and fiscal 2018, respectively. The restructure charges in fiscal 2019 are primarily related to employee-related expenses and the impairment of an indefinite-lived intangible asset. The restructure charges in fiscal 2018 primarily related to the transfer of the rights to sell inventory and other assets to a third party to facilitate the store closures and assist with the disposition of our remaining lease obligations, the impairment of goodwill and employee-related expenses.

In addition, we recorded $5.3 million of employee-related charges in fiscal 2018 as a result of certain organizational changes made to streamline our operations at our corporate support center.

During fiscal 2018 and fiscal 2017, Aaron Brothers net sales totaled $12.9 million and $110.4 million, respectively, and Pat Catan’s net sales totaled $109.6 million and $113.4 million, respectively. Excluding the restructure charges, Aaron Brothers and Pat Catan’s did not have a material impact on the Company’s operating income in all fiscal periods presented in the consolidated financial statements.

During fiscal 2019, we identified impairment indicators within our Darice wholesale business that were primarily due to a deterioration in sales associated with overall declining demand from customers. These indicators led us to revise Darice’s forecasted sales downward and resulted in a significantly lower operating plan in fiscal 2019. As a result, we performed impairment tests on Darice’s goodwill, indefinite and definite-lived intangible assets and long-lived assets, including operating lease assets. As a result of this impairment testing, Darice recorded impairment charges of  $40.1 million, consisting of $17.8 million related to goodwill, $14.4 million related to long-lived assets, including operating lease assets, and $7.9 million related to indefinite and definite-lived intangible assets. As of February 1, 2020, the carrying value of Darice’s operating lease assets, adjusted for the impairment charge, totaled $31.9 million. The carrying value of the remaining long-lived assets related to Darice, including intangible assets, are not material.

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

We allow for merchandise to be returned under most circumstances up to 180 days after purchase and provide a reserve for estimated returns. The sales return reserve is established using historical customer return behavior and reduces both revenue and cost of goods sold. The Company presents the gross sales return reserve in other current liabilities and the estimated value of the merchandise expected to be returned in prepaid expenses and other in the consolidated balance sheets.

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

The following table includes activity related to gift cards (in thousands):

	Fiscal Years
	2019	2018
Balance at beginning of period	$61,071	$56,729
Issuance of gift cards	76,941	76,854
Revenue recognized (1)	(69,322)	(67,912)
Gift card breakage	(4,560)	(4,600)
Balance at end of period	$64,130	$61,071
(1)	Revenue recognized from the beginning liability during fiscal 2019 and fiscal 2018 totaled $26.0 million and $23.8 million, respectively.

Costs of Sales and Occupancy Expense

The costs of merchandise sales are expensed as the merchandise is sold. Included in our costs of sales are the following:

●	purchase price of merchandise, net of vendor allowances and rebates;

●	costs associated with our international direct sourcing business;

●	inbound freight, inspection costs, tariffs, duties and import agent commissions;

●	warehousing, handling, transportation (including internal transfer costs such as distribution center-to-store freight costs), purchasing and receiving costs; and

●	payroll-related costs for those employees involved in preparing inventory for sale.

Occupancy expenses are recognized in the period in which they are incurred. Included in our occupancy expenses are the following:

●	store expenses such as rent, insurance, taxes, common area maintenance, utilities, repairs and maintenance;

●	amortization of leasehold improvements;

●	store closure costs; and

●	store remodel costs.

Selling, General and Administrative

Included in selling, general and administrative (“SG&A”) are store personnel costs, store operating expenses, advertising, store depreciation and corporate overhead costs. Advertising costs are expensed in the period in which the advertising first occurs. Advertising costs totaled $190.0 million, $194.9 million and $200.1 million in fiscal 2019, fiscal 2018 and fiscal 2017, respectively.

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

We recognize the income tax expense on global intangible low-taxed income (“GILTI”) earned by our foreign subsidiaries in the year the tax is incurred. We recognize the income tax benefit from an uncertain tax position when it is more likely than not that, based on technical merits, the position will be sustained upon examination, including resolutions of any related appeals or litigation processes. We recognize accrued interest and penalties related to uncertain tax positions as a component of income tax expense.

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

Accounting Pronouncements Recently Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, "Leases (Topic 842)” ("ASU 2016-02"). Under ASU 2016-02, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. The lease standard requires companies to use a modified retrospective transition approach as of the beginning of the earliest comparable period presented in the company’s financial statements. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements” which provided an additional transition option that allows companies to continue applying the guidance under the previous lease standard in the comparative periods presented in the consolidated financial statements. We utilized the additional transition option to adopt ASU 2016-02 in the first quarter of fiscal 2019. As a result, the standard was applied starting February 3, 2019 and prior periods were not restated. We also elected the practical expedient permitted under the transition guidance which permits companies not to reassess prior conclusions on lease identification, historical lease classification and initial direct costs. The adoption of the standard resulted in the recognition of operating lease assets and liabilities of approximately $1.7 billion as of February 3, 2019. The adoption did not result in a material impact on our consolidated statements of comprehensive income.

Recent Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for annual reporting periods beginning after December 15, 2020, including interim periods within those fiscal years, with early adoption permitted. We do not anticipate a material impact to the consolidated financial statements once implemented.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326)” (“ASU 2016-13”) which makes significant changes to the accounting for credit losses on financial assets and disclosures. The standard requires immediate recognition of management’s estimates of current expected credit losses. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. ASU 2016-13 permits only a modified retrospective approach without restatement. We do not anticipate a material impact to the consolidated financial statements once implemented.

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

Impairment losses related to property and equipment are calculated using significant unobservable inputs including the present value of future cash flows expected to be generated using a risk-adjusted weighted-average cost of capital and comparable store sales growth assumptions, and therefore, are classified as a Level 3 measurement in the fair value hierarchy. Impairment losses related to store-level operating lease assets are calculated using rent per square foot derived from observable market data, and therefore, are classified as a Level 2 measurement in the fair value hierarchy.

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

The following table below provides the fair values of our term loan credit facility, our senior notes, our senior subordinated notes and our interest rate swaps (in thousands).

	February 1,	February 2,
	2020	2019
Term loan credit facility	$2,119,802	$2,177,098
Senior notes	449,675	—
Senior subordinated notes	—	511,913
Short-term portion of interest rate swaps	13,007	2,557
Long-term portion of interest rate swaps	3,555	3,809

The fair values of our term loan credit facility, our senior notes and our senior subordinated notes were determined based on quoted market prices which are considered Level 1 inputs within the fair value hierarchy.

The fair value of our interest rate swaps was calculated using significant observable inputs including the present value of estimated future cash flows using the applicable interest rate curves, and therefore, were classified as Level 2 inputs within the fair value hierarchy.

3. PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following (in thousands):

	February 1,	February 2,
	2020	2019
Buildings and leasehold improvements	$531,580	$534,578
Fixtures and equipment	910,450	847,356
Capitalized software	227,123	234,711
Construction in progress	37,367	39,453
	1,706,520	1,656,098
Less accumulated depreciation and amortization	(1,276,088)	(1,217,021)
	$430,432	$439,077

During fiscal 2019, we retired approximately $54.5 million of fully depreciated assets that were no longer in service.

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

Our operating lease assets represent our right to use an underlying asset for the lease term and our operating lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The commencement date is the earlier of the date when we become legally obligated for the rent payments or the date when we take possession of the building for construction purposes. In addition, operating lease assets are net of lease incentives received. As our leases do not contain an implicit rate of return, we use our estimated incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. For operating leases that commenced prior to the adoption date of the new lease accounting standard, we used the incremental borrowing rate as of the adoption date. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

We have lease agreements with lease and non-lease components, which are generally accounted for as a single lease component. Our short-term non-real estate leases, which have a non-cancelable lease term of less than one year, are not included in the operating lease assets or liabilities. Short-term lease expense is recognized on a straight-line basis over the lease term.

The components of lease costs are as follows (in thousands):

Fiscal Year
2019
Operating lease cost (1)	$422,857
Variable lease cost (2)	149,643
Total lease cost	$572,500
(1)	Includes an immaterial amount related to short-term non-real estate leases.
(2)	Includes taxes, insurance and common areas maintenance costs for our leased facilities which are paid based on actual cost incurred by the lessor. Also includes contingent rent which is immaterial in the periods presented.

Additional information related to our operating leases is as follows (in thousands, except weighted-average data):

Fiscal Year
2019
Operating cash outflows included in the measurement of lease liabilities	$430,871
Operating lease assets obtained in exchange for new operating lease liabilities	$296,289
Weighted-average remaining lease term	6.0 years
Weighted-average discount rate	5.9%

Maturities of our lease liabilities are as follows as of February 1, 2020 (in thousands):

Fiscal Year
2020	$395,672
2021	388,112
2022	326,224
2023	263,431
2024	202,604
Thereafter	427,752
Total lease payments	$2,003,795
Less: Interest	(339,178)
Present value of lease liabilities	$1,664,617

Lease payments exclude $71.1 million related to 21 leases that have been signed as of February 1, 2020 but have not yet commenced.

Rent Commitments Under Previous Lease Accounting Standard

Future minimum annual rental commitments for all non-cancelable operating leases as of February 2, 2019 are as follows (in thousands):

Fiscal Year
2019	$428,698
2020	386,466
2021	331,032
2022	268,667
2023	206,424
Thereafter	508,178
Total minimum rental commitments	$2,129,465

Rent expense applicable to non-cancelable operating leases was $423.8 million and $425.5 million in fiscal 2018 and fiscal 2017, respectively.

5. GOODWILL AND INTANGIBLE ASSETS

The gross carrying amounts and accumulated amortization of our intangible assets are as follows (in thousands):

	February 1, 2020
		Weighted
		Average
		Remaining		Accumulated
	Amortization	Amortization	Gross	Amortization/	Net
	Period	Period	Carrying	Impairment	Carrying
	(in years)	(in years)	Amount	Charges (1)	Value
Definite-lived intangible assets:
Customer relationships	15-18	14.81	$61,610	$(6,309)	$55,301
Proprietary product designs	7	—	3,400	(3,400)	—
Other intangible assets	3-19	5.74	10,540	(4,249)	6,291
			75,550	(13,958)	61,592
Indefinite-lived intangible assets:
Product tradenames			13,725	(8,900)	4,825

Total intangible assets			$89,275	$(22,858)	$66,417

	February 2, 2019
		Weighted
		Average
		Remaining		Accumulated
	Amortization	Amortization	Gross	Amortization/	Net
	Period	Period	Carrying	Impairment	Carrying
	(in years)	(in years)	Amount	Charges (1)	Value
Definite-lived intangible assets:
Customer relationships	16-18	14.95	$5,600	$(1,789)	$3,811
Proprietary product designs	7	3.99	3,400	(2,633)	767
Other intangible assets	4-21	11.71	4,229	(2,794)	1,435
			13,229	(7,216)	6,013
Indefinite-lived intangible assets:
Product tradenames			13,725	(2,500)	11,225

Total intangible assets			$26,954	$(9,716)	$17,238

(1)	In fiscal 2019, impairment charges of $6.4 million and $4.1 million were recorded on indefinite-lived and definite-lived intangible assets, respectively. In fiscal 2018, impairment charges of $2.5 million and $0.5 million were recorded on indefinite-lived and definite-lived intangible assets, respectively (see Note 1 for further explanation).

In fiscal 2019, fiscal 2018 and fiscal 2017, we recognized amortization expense of $1.7 million, $1.6 million and $1.9 million, respectively, related to definite-lived intangible assets. As of February 1, 2020, the amortization expense related to our definite-lived intangible assets for the next five years will be approximately $4.0 million to $5.0 million each year.

On November 22, 2019, the Company acquired certain intangible assets from A.C. Moore Incorporated for $62.1 million, including customer relationships and tradenames totaling $56.0 million and $5.2 million, respectively. In connection with the transaction, we also leased a distribution facility in New Jersey and 19 store locations. The fair values of the intangible assets acquired were determined by using the income approach. The income approach indicates value for a subject based on the present value of cash flows expected to be generated by the asset. Projected cash flows are discounted at a market rate of return that reflects the relative risk of achieving the cash flows and the time value of money.

As of February 1, 2020 and February 2, 2019, goodwill totaled $94.3 million and $112.1 million, respectively.  As a result of our impairment testing in fiscal 2019, we fully impaired goodwill of $17.8 million related to our Darice wholesale business (see Note 1 for further explanation). The remaining goodwill balance as of February 1, 2020 is related to our Michaels brand.

6. ACCRUED LIABILITIES AND OTHER

Accrued liabilities and other consists of the following (in thousands):

	February 1,	February 2,
	2020	2019
Accrued payroll	$49,252	$73,180
Self-insurance	67,176	70,200
Property, sales and use taxes	72,245	68,182
Gift card liability	64,130	61,071
Accrued occupancy costs	12,330	19,506
Accrued advertising	9,342	14,093
Interest rate swap	13,007	2,557
Other (1)	59,654	69,953
	$347,136	$378,742
(1)	Fiscal 2018 includes $10.8 million of deferred rent and landlord incentives.

7. DEBT

Long-term debt consists of the following (in thousands):

		February 1,	February 2,
	Interest Rate	2020	2019
Term loan credit facility	Variable	$2,182,550	$2,207,450
Senior notes	8.00%	500,000	—
Senior subordinated notes	5.875%	—	510,000
Total debt		2,682,550	2,717,450
Less unamortized discount/premium and debt costs		(13,190)	(11,550)
Total debt, net		2,669,360	2,705,900
Less current portion		(24,900)	(24,900)
Long-term debt		$2,644,460	$2,681,000

The aggregate amount of scheduled debt payments through maturity are as follows (in thousands):

Fiscal Year
2020	$24,900
2021	18,675
2022	2,138,975
2023	—
2024	—
Thereafter	500,000
Total debt payments	$2,682,550

As of February 1, 2020 and February 2, 2019, the weighted-average interest rate of the variable debt was 4.16% and 5.00%, respectively. Cash paid for interest totaled $152.9 million, $144.3 million and $137.6 million in fiscal 2019, fiscal 2018 and fiscal 2017, respectively.

As of February 1, 2020, net debt issuance costs totaled $15.9 million. We amortize debt issuance costs using the straight-line method over the terms of the respective debt agreements (which range from five to eight years). Amortization expense related to debt issuance costs is recorded in interest expense in the accompanying consolidated statements of comprehensive income. The straight-line method produces results materially consistent with the effective interest method. Our expected amortization expense related to the debt issuance costs will range between $1.2 million and $3.8 million each year, over the next five years.

Term Loan Credit Facility

On May 23, 2018, MSI entered into an amendment with JPMorgan Chase Bank, N.A. (“JPMorgan”), as successor administrative agent and successor collateral agent, and other lenders to amend and restate our then-existing term loan credit facility. The amended and restated credit agreement, together with the related security, guarantee and other agreements, is referred to as the “Amended and Restated Term Loan Credit Facility”. Borrowings under the Amended and Restated Term Loan Credit Facility bear interest at a rate per annum, at MSI’s option, of either (a) a margin of 1.50% plus a base rate defined as the highest of (1) the prime rate of JPMorgan, (2) the federal funds effective rate plus 0.5%, and (3) the one-month London Interbank Offered Rate (“LIBOR”) plus 1% or (b) a margin of 2.50% plus the applicable LIBOR. The Amended and Restated Term Loan Credit Facility matures on January 28, 2023.

As of February 1, 2020, the Amended and Restated Term Loan Credit Facility provides for senior secured financing of $2,182.6 million. MSI has the right under the Amended and Restated Term Loan Credit Facility to request additional term loans (a) in the aggregate amount of up to $750 million or (b) at MSI’s election, an amount of additional term loans if the consolidated secured debt ratio (as defined in the Amended and Restated Term Loan Credit Facility) is no more than 3.25 to 1.00 on a pro forma basis as of the last day of the most recently ended four quarter period, subject to certain adjustments. The lenders under the Amended and Restated Term Loan Credit Facility will not be under any obligation to provide any such additional term loans, and the incurrence of any such additional term loans is subject to customary conditions.

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

MSI is required to make scheduled quarterly payments equal to 0.25% of the original principal amount of the term loans (subject to adjustments relating to the incurrence of additional term loans), with the balance to be paid on January 28, 2023.

All obligations under the Amended and Restated Term Loan Credit Facility are unconditionally guaranteed, jointly and severally, by Michaels Funding, Inc. (“Holdings”) and all of MSI’s existing domestic material subsidiaries and are required to be guaranteed by certain of MSI’s future domestic wholly-owned material subsidiaries (the “Subsidiary Guarantors”). All obligations under the Amended and Restated Term Loan Credit Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the assets of Holdings, MSI and the Subsidiary Guarantors, including:

●	a first-priority pledge of MSI’s capital stock and all of the capital stock held directly by MSI and the Subsidiary Guarantors (which pledge, in the case of any foreign subsidiary or foreign subsidiary holding company, is limited to 65% of the voting stock of such foreign subsidiary or foreign subsidiary holding company and 100% of the non-voting stock of such subsidiary);

●	a first-priority security interest in, and mortgages on, substantially all other tangible and intangible assets of Holdings, MSI and each Subsidiary Guarantor, including substantially all of MSI’s and the Subsidiary Guarantors owned real property and equipment, but excluding, among other things, the collateral described below; and

●	a second-priority security interest in personal property consisting of inventory and related accounts, cash, deposit accounts, all payments received by Holdings, MSI or the Subsidiary Guarantors from credit card clearinghouses and processors or otherwise in respect of all credit card charges and debit card charges for sales of inventory by Holdings, MSI and the Subsidiary Guarantors, and certain related assets and proceeds of the foregoing.

The Amended and Restated Term Loan Credit Facility contains a number of negative covenants that are substantially similar to, but more restrictive in certain respects than, those governing the 2027 Senior Notes (as defined below), as well as certain other customary representations and warranties, affirmative and negative covenants and events of default. As of February 1, 2020, MSI was in compliance with all covenants.

As of February 1, 2020, net debt issuance costs totaled $6.7 million and are being amortized as interest expense over the life of the Amended and Restated Term Loan Credit Facility. Debt issuance costs related to this facility are reflected as a reduction from the carrying value of debt in the consolidated balance sheets. As a result of the refinancing of our Amended Term Loan Credit Facility on May 23, 2018, MSI recorded a loss on the early extinguishment of debt of $1.8 million in fiscal 2018.

Interest Rate Swaps

In April 2018, we executed two interest rate swaps with an aggregate notional value of $1 billion associated with our outstanding Amended and Restated Term Loan Credit Facility. The interest rate swaps have a maturity date of April 30, 2021 and were executed for risk management and are not held for trading purposes. The objective of the interest rate swaps is to hedge the variability of cash flows resulting from fluctuations in the one-month LIBOR. The swaps replaced the one-month LIBOR with a fixed interest rate of 2.7765% and payments are settled monthly. The swaps qualify as cash flow hedges and changes in the fair values are recorded in accumulated other comprehensive income in the consolidated balance sheet. The changes in fair value are reclassified from accumulated other comprehensive income to interest expense in the same period that the hedged items affect earnings. We reclassified $5.8 million and $4.6 million from accumulated other comprehensive income to interest expense during fiscal 2019 and fiscal 2018, respectively. As of February 1, 2020, the fair value of the interest rate swaps was a liability of $16.6 million, consisting of $13.0 million recorded in accrued liabilities and $3.6 million recorded in other liabilities in our consolidated balance sheet. As of February 2, 2019, the fair value of the interest rate swaps was a liability of $6.4 million, consisting of $3.8 million recorded in other liabilities and $2.6 million recorded in accrued liabilities in our consolidated balance sheet.

8% Senior Notes due 2027

On July 8, 2019, MSI issued $500 million in principal amount of senior notes maturing in 2027 (“2027 Senior Notes”). The 2027 Senior Notes were issued pursuant to an indenture among MSI, certain subsidiaries of MSI, as guarantors, and U.S. Bank National Association, as trustee (the “2027 Senior Notes Indenture”). The 2027 Senior Notes mature on July 15, 2027 and bear interest at a rate of 8% per year, with interest payable semi-annually on January 15 and July 15 of each year, beginning on January 15, 2020.

The net proceeds from the offering and sale of the 2027 Senior Notes, together with cash on hand, were used to redeem MSI’s outstanding 2020 Senior Subordinated Notes (as defined below).

The 2027 Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of MSI’s subsidiaries that guarantee indebtedness under the Amended Revolving Credit Facility (as defined below) and the Amended and Restated Term Loan Credit Facility (collectively defined as the “Senior Secured Credit Facilities”).

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

The covenants also limit MSI’s ability, and the ability of MSI’s restricted subsidiaries, to pay dividends or distributions on MSI’s capital stock or repurchase MSI’s capital stock, subject to certain exceptions, including dividends, distributions and repurchases up to (i) an amount equal to the greater of $200.0 million and 25% of MSI’s consolidated EBITDA (as defined in the 2027 Senior Notes Indenture) and (ii) a basket that builds based on 50% of MSI’s consolidated net income (as defined in the 2027 Senior Notes Indenture) and certain other amounts, in each case, to the extent such payment capacity is not applied as otherwise permitted under the 2027 Senior Notes Indenture and subject to certain conditions. However, there are no limitations on dividends and certain other restricted payments so long as (a) no event of default shall have occurred and be continuing and (b) immediately after giving pro forma effect to such restricted payment(s) and the application of proceeds therefrom, the total net leverage ratio is less than or equal to 3.25 to 1.00. As of February 1, 2020, the permitted restricted payment amount was $356.8 million. The 2027 Senior Notes Indenture also provides for customary events of default which, if any of them occurs, would require or permit the principal of and accrued interest on the 2027 Senior Notes to become or to be declared due and payable. As of February 1, 2020, MSI was in compliance with all covenants.

As of February 1, 2020, net debt issuance costs totaled $5.7 million and are being amortized as interest expense over the life of the 2027 Senior Notes. Debt issuance costs related to this facility are reflected as a reduction from the carrying value of debt in the consolidated balance sheets.

Revolving Credit Facility

On August 30, 2019, MSI entered into an amendment with Wells Fargo Bank, National Association (“Wells Fargo”) and other lenders to, among other things, extend the maturity date of our then-existing senior secured asset-based revolving credit facility (the “Amended Revolving Credit Facility”). The Amended Revolving Credit Facility matures in August 2024, subject to an earlier springing maturity date if certain of our outstanding indebtedness has not been repaid, redeemed, refinanced, or cash collateralized or if the necessary availability reserves have not been established prior to such time (the “ABL Maturity Date”).

The Amended Revolving Credit Facility provides for senior secured financing of up to $850 million, subject to a borrowing base. The borrowing base under the Amended Revolving Credit Facility equals the sum of: (i) 90% of eligible credit card receivables, (ii) 85% of eligible trade receivables, (iii) 90% to 92.5% of the appraised value of eligible inventory, plus (iv) 90% to 92.5% of the lesser of (a) the appraised value of eligible inventory supported by letters of credit, and (b) the face amount of the letters of credit, less (v) certain reserves.

As of February 1, 2020, the borrowing base was $850 million of which MSI had availability of $768.1 million. Borrowing capacity is available for letters of credit and borrowings on same-day notice. Outstanding standby letters of credit as of February 1, 2020 totaled $81.9 million.

The Amended Revolving Credit Facility also provides MSI with the right to request up to $200 million of additional commitments. The lenders will not be under any obligation to provide any such additional commitments, and any increase in commitments is subject to customary conditions. If we were to request additional commitments, and the lenders were to agree to provide such commitments, the facility size could be increased up to $1,050 million, however, MSI’s ability to borrow would still be limited by the borrowing base.

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

MSI is required to pay a commitment fee on the unutilized commitments under the Amended Revolving Credit Facility, which is 0.25% per annum, subject to reduction to 0.20% when excess availability is less than 50% of the Loan Cap (as defined below). In addition, MSI must pay customary letter of credit fees and agency fees.

All obligations under the Amended Revolving Credit Facility are unconditionally guaranteed, jointly and severally, by Holdings and the Subsidiary Guarantors. All obligations under the Amended Revolving Credit Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the assets of Holdings, MSI and the Subsidiary Guarantors, including:

●	a first-priority security interest in personal property consisting of inventory and related accounts, cash, deposit accounts, all payments received by Holdings, MSI or the Subsidiary Guarantors from credit card clearinghouses and processors or otherwise in respect of all credit card charges and debit card charges for sales of inventory by Holdings, MSI and the Subsidiary Guarantors, and certain related assets and proceeds of the foregoing;

●	a second-priority pledge of all of MSI’s capital stock and the capital stock held directly by MSI and the Subsidiary Guarantors (which pledge, in the case of the capital stock of any foreign subsidiary or foreign subsidiary holding company, is limited to 65% of the voting stock of such foreign subsidiary or foreign subsidiary holding company and 100% of the non-voting stock of such subsidiary); and

●	a second-priority security interest in, and mortgages on, substantially all other tangible and intangible assets of Holdings, MSI and each Subsidiary Guarantor, including substantially all of MSI’s and the Subsidiary Guarantors owned real property and equipment.

If, at any time, the aggregate amount of outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the Amended Revolving Credit Facility exceeds the lesser of (i) the commitment amount and (ii) the borrowing base (the “Loan Cap”), MSI will be required to repay outstanding loans and cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount. If availability under the Amended Revolving Credit Facility is less than the greater of (i) 10% of the Loan Cap and (ii) $50 million for five consecutive business days, or, if certain events of default have occurred, MSI will be required to repay outstanding loans and cash collateralize letters of credit with the cash MSI would be required to deposit daily in a collection account maintained with the agent under the Amended Revolving Credit Facility. Availability under the Amended Revolving

Credit Facility means the Loan Cap minus the outstanding credit extensions. MSI may voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans at any time without premium or penalty, other than customary breakage costs with respect to LIBOR loans. The principal amount of the loans outstanding is due and payable in full on the ABL Maturity Date.

The covenants limiting dividends and other restricted payments, investments, loans, advances and acquisitions, and prepayments or redemptions of indebtedness, each permit the restricted actions in an unlimited amount, subject to the satisfaction of certain payment conditions, principally that MSI must meet specified excess availability requirements and minimum consolidated fixed charge coverage ratios, to be tested on a pro forma basis as of the date of the restricted action and for the 30-day period preceding such restricted action. Adjusted EBITDA, as defined in the Amended Revolving Credit Facility, is used in the calculation of the consolidated fixed charge coverage ratios.

From the time when MSI has excess availability less than the greater of (a) 10% of the Loan Cap and (b) $50 million, until the time when MSI has excess availability more than the greater of (a) 10% of the Loan Cap and (b) $50 million for 30 consecutive days, the Amended Revolving Credit Facility will require MSI to maintain a consolidated fixed charge coverage ratio of at least 1.0 to 1.0. The Amended Revolving Credit Facility also contains certain customary representations and warranties, affirmative covenants and provisions relating to events of default (including change of control and cross-default to material indebtedness).

The Amended Revolving Credit Facility contains a number of covenants that, among other things and subject to certain exceptions, restrict MSI’s ability, and the ability of its restricted subsidiaries, to:

●	incur or guarantee additional indebtedness;

●	pay dividends on MSI’s capital stock or redeem, repurchase or retire MSI’s capital stock;

●	make investments, loans, advances and acquisitions;

●	create restrictions on the payment of dividends or other amounts to MSI from its restricted subsidiaries;

●	engage in transactions with MSI’s affiliates;

●	sell assets, including capital stock of MSI’s subsidiaries;

●	prepay or redeem indebtedness;

●	consolidate or merge; and

●	create liens.

As of February 1, 2020, net debt issuance costs totaled $3.5 million and are being amortized as interest expense over the life of the Amended Revolving Credit Facility. Debt issuance costs related to this facility are reflected as an asset within the consolidated balance sheets. As a result of the refinancing of our Amended Revolving Credit Facility on August 30, 2019, MSI recorded a loss on the early extinguishment of debt of $0.2 million related to the write-off of net debt issuance costs.

5.875% Senior Subordinated Notes due 2020

On December 19, 2013, MSI issued $260 million in principal amount of 5.875% senior subordinated notes maturing in 2020 (“2020 Senior Subordinated Notes”). On June 16, 2014, MSI issued an additional $250 million of the 2020 Senior Subordinated Notes at 102% of face value, resulting in an effective interest rate of 5.76%.

On July 29, 2019, the Company redeemed the 2020 Senior Subordinated Notes in the aggregate principal amount of $510 million plus accrued interest. This payment retired the 2020 Senior Subordinated Notes and discharged the obligations under the indenture governing the 2020 Senior Subordinated Notes. In fiscal 2019, we recorded a loss on the early extinguishment of debt of $1.2 million related to the redemption of the 2020 Senior Subordinated Notes, consisting of the write-off of debt issuance costs and unamortized premium.

8. INCOME TAXES

The reconciliation of income tax expense computed at the U.S. federal statutory tax rate to income tax expense reported in our consolidated statements of comprehensive income is as follows (in thousands):

	Fiscal Year
	2019		2018		2017
Income taxes at statutory rate	$75,258	21.0%	$87,581	21.0%	$204,256	33.7%
State income taxes, net of federal benefit	14,716	4.1	13,095	3.1	18,224	3.0
Foreign tax rate differential	(22,740)	(6.4)	(22,718)	(5.4)	(31,570)	(5.2)
Tax Act adjustments	—	—	987	0.2	14,557	2.4
Tax on GILTI, net	7,865	2.2	3,799	0.9	—	—
Share-based compensation	4,225	1.2	843	0.2	(2,685)	(0.4)
Taxing authority examinations	—	—	5,861	1.4	—	—
Other	6,452	1.8	8,061	2.0	12,461	2.0
Total	$85,776	23.9%	$97,509	23.4%	$215,243	35.5%

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was enacted in the U.S. The Tax Act included a number of changes to U.S. tax laws that impact the Company, including the reduction of the federal statutory tax rate from 35% to 21% effective January 1, 2018. As a result of the Tax Act, we recorded an $8.5 million charge in fiscal 2017. The charge consists of adjustments totaling $14.6 million related to repatriation taxes for accumulated earnings of foreign subsidiaries and the revaluation of net deferred tax assets, partially offset by a $6.1 million benefit due to the decrease in the federal statutory tax rate. The Tax Act adjustments were not material to the consolidated financial statements in fiscal 2019 and fiscal 2018.

The components of our income tax expense are as follows (in thousands):

	Fiscal Year
	2019	2018	2017
Current:
Federal	$58,966	$61,910	$186,784
State	12,995	15,502	26,434
Foreign	4,596	12,626	(2,027)
Total current income tax expense	76,557	90,038	211,191

Deferred:
Federal	2,762	9,200	3,961
State	5,632	1,073	(966)
Foreign	825	(2,802)	1,057
Total deferred income tax expense	9,219	7,471	4,052

Income taxes	$85,776	$97,509	$215,243

The pretax income from foreign operations for fiscal 2019, fiscal 2018 and fiscal 2017 totaled $131.2 million, $109.9 million and $119.9 million, respectively. Cash paid for income taxes totaled $58.7 million, $134.4 million and $181.3 million in fiscal 2019, fiscal 2018 and fiscal 2017, respectively.

Significant components of deferred income tax assets and liabilities are as follows (in thousands):

	February 1,	February 2,
	2020	2019
Deferred income tax assets:
Operating lease liabilities	$367,390	$14,529
Accrued liabilities	13,804	13,031
Self-insurance	14,028	14,028
Gift cards	10,225	8,784
Share-based compensation	6,760	8,255
Interest rate swaps	4,306	1,655
Goodwill	4,760	678
Other intangible assets	3,305	638
State income taxes	4,540	3,949
State and foreign net operating losses	7,843	7,286
Tax credits	4,184	3,833
Other	2,664	768
Total gross deferred income tax assets	443,809	77,434
Valuation allowance	(9,209)	(5,430)
Total deferred income tax assets, net of valuation allowance	434,600	72,004

Deferred income tax liabilities:
Operating lease assets	(351,964)	—
Property and equipment	(49,604)	(39,046)
Merchandise inventories	(9,866)	(3,198)
Prepaid expenses	(4,965)	(4,755)
Total deferred income tax liabilities	(416,399)	(46,999)

Net deferred income tax assets	$18,201	$25,005

A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. In evaluating our ability to realize our deferred tax assets we considered sources of future taxable income, including future reversals of existing taxable temporary differences, forecast of future profitability and tax planning strategies.

At February 1, 2020, we had state net operating loss carryforwards to reduce future taxable income of $7.5 million, net of federal tax benefits, and $0.3 million of foreign net operating loss carryforwards expiring at various dates between fiscal 2020 and fiscal 2039.

Unrecognized Tax Benefits Resulting from Uncertain Tax Positions

We operate in a number of tax jurisdictions and are subject to examination of our income tax returns by tax authorities in those jurisdictions who may challenge any item on these tax returns. Because the tax matters challenged by tax authorities are typically complex, the ultimate outcome of these challenges is uncertain. We recognize these tax benefits in our consolidated financial statements only after determining that it is more likely than not that the tax positions will be sustained.

A reconciliation of unrecognized tax benefits from the end of fiscal 2018 through the end of fiscal 2019 is as follows (in thousands):

Balance at beginning of year	$58,820
Additions related to the current year	7,076
Additions related to prior years	5,837
Reductions related to prior years	(2,972)
Expiration of applicable statute of limitations	(336)
Settlement of tax positions	(8)
Balance at end of year	$68,417

Included in the balance of unrecognized tax benefits resulting from uncertain tax positions at February 1, 2020 is $44.7 million which, if recognized, would affect income tax expense. We do not expect any material changes to our liability for uncertain tax positions during the next 12 months. At February 1, 2020 and February 2, 2019, the total amount of interest accrued within the tax liability was $6.6 million and $4.9 million, respectively. There was no material interest or penalty expense recognized in the consolidated statements of comprehensive income in fiscal 2019, fiscal 2018 or fiscal 2017.

Our income tax returns are subject to examination by taxing authorities in the jurisdictions in which we operate. The periods subject to examination for our U.S. federal returns are fiscal 2013 to fiscal 2018 and fiscal 2011 to fiscal 2018 for our Canadian returns. State and provincial income tax returns are generally subject to examination for a period of three to seven years after filing. We have various state and provincial income tax returns in the process of examination, appeals, litigation or settlement. Our income tax returns for fiscal 2011 and fiscal 2012 are currently under examination by the Canadian tax authorities. Our U.S. federal returns for fiscal 2013 through fiscal 2017 are currently under examination by the Internal Revenue Service. We are not aware of any issues which would result in a material assessment of net tax obligations.

9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table includes detail regarding changes in the composition of accumulated other comprehensive loss (in thousands):

	Fiscal Years Ended
	February 1,	February 2,
	2020	2019
Beginning of period	$(14,558)	$(3,660)
Foreign currency translation adjustment	(727)	(6,188)
Interest rate swaps	(7,546)	(4,710)
End of period	$(22,831)	$(14,558)

10. SHARE-BASED COMPENSATION

The Michaels Companies, Inc. Second Amended and Restated 2014 Omnibus Long-Term Incentive Plan provides for the grant of share-based awards for up to 28.6 million shares of common stock. As of February 1, 2020, there were 6.5 million shares of common stock remaining available for grant. Generally, time-based share awards vest ratably over four years and stock options expire eight to ten years from the grant date. Restricted awards that are performance-based are expected to vest between one to four years from the grant date. As of February 1, 2020, unrecognized compensation cost for all unvested share-based awards totaled $62.6 million and is expected to be recognized over a weighted-average period of 2.5 years. Share-based compensation expense totaled $22.9 million, $27.1 million and $24.3 million in fiscal 2019, fiscal 2018 and fiscal 2017, respectively, and is recorded in cost of sales and occupancy expense and SG&A in the consolidated statements of comprehensive income.

Stock Options

The fair value of each stock option is estimated using the Black-Scholes option pricing model. The following table presents the weighted-average assumptions used during fiscal years 2019, 2018 and 2017:

	Fiscal Year
	2019	2018	2017
Risk-free interest rates (1)	1.9%	2.5%	1.7%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility (2)	37.9%	32.8%	29.9%
Expected life of options in years (3)	4.3	4.1	4.1
(1)	Based on interest rates for U.S. Treasury instruments with terms consistent with the expected lives of the awards.
(2)	We considered our historical and implied volatility as well as the implied volatilities for exchange-traded options of a peer group of companies.
(3)	Expected lives were based on an analysis of historical exercises and post-vesting employment termination.

The stock option activity during the fiscal year ended February 1, 2020 was as follows:

			Weighted-
			Average
			Remaining	Aggregate
	Number of	Weighted-	Contractual	Intrinsic
	Shares	Average Exercise	Term	Value
	(in thousands)	Price	(in years)	(in thousands)
Outstanding at beginning of year	8,544	$19.73
Granted	3,109	10.37
Exercised	(65)	7.83
Expired/Forfeited	(4,016)	19.10
Outstanding at end of year	7,572	$16.32	7.0	$—

Shares exercisable at end of year	3,602	$19.58	4.9	$—

The total grant date fair value of options that vested during fiscal 2019, fiscal 2018 and fiscal 2017 was $7.0 million, $9.5 million and $8.3 million, respectively. There was no intrinsic value for options that vested during fiscal 2019. The intrinsic value for options that vested during fiscal 2018 and fiscal 2017 was $4.1 million and $5.4 million, respectively. The intrinsic value for options exercised during fiscal 2019, fiscal 2018 and fiscal 2017 was $0.3 million, $2.6 million and $15.7 million, respectively. As of the beginning of fiscal 2019, there were 4.0 million nonvested options with a weighted-average fair value of $5.93 per share. As of the end of fiscal 2019, there were 4.0 million nonvested options with a weighted-average fair value of $4.15 per share. The weighted-average fair value of options granted during fiscal 2019, fiscal 2018 and fiscal 2017 was $3.45, $5.85 and $5.88, respectively. During fiscal 2019, there were 1.2 million options that vested and 4.0 million options that were cancelled with a weighted-average fair value of $5.94 and $5.31 per share, respectively.

Restricted Shares

The Company issues restricted shares to certain key employees and its Board of Directors. Restricted share units awarded to employees that are time-based vest ratably over four years. Restricted share units that are performance-based vest based on predetermined financial and operational targets and are expected to vest between one to four years from the grant date. Restricted shares awarded to Board of Director members vest ratably over one year. Compensation expense for all time-based restricted stock awards and restricted stock units is based on the amortization of the fair market value at the date of grant over the vesting period. Compensation expense for performance-based restricted share units is based on the estimated timing of the achievement of predetermined financial and operational targets.

Restricted stock unit activity during the fiscal year ended February 1, 2020 was as follows:

	Number of Shares (1) (in thousands)	Weighted-Average Fair Value
Outstanding at beginning of year	3,298	$19.53
Granted	3,578	10.09
Vested	(662)	20.86
Forfeited	(1,551)	16.66
Outstanding at end of year	4,663	$13.05

(1)	Includes 1.1 million of awards with vesting subject to performance conditions outstanding at the beginning of the year, 0.7 million forfeited during the year and 0.4 million outstanding at the end of the year, with a weighted average fair value of $17.38 per share, respectively.

Restricted stock award activity during the fiscal year ended February 1, 2020 was as follows:

	Number of Shares (in thousands)	Weighted-Average Fair Value
Outstanding at beginning of year	172	$24.60
Granted	162	9.44
Vested	(160)	21.26
Forfeited	(31)	24.77
Outstanding at end of year	143	$11.11

11. EARNINGS PER SHARE

The Company’s unvested restricted stock awards contain non-forfeitable rights to dividends and meet the criteria of a participating security as defined by ASC 260, “Earnings Per Share”. In applying the two-class method, net income is allocated to both common and participating securities based on their respective weighted-average shares outstanding for the period. Basic earnings per share is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average common shares outstanding plus the potential dilutive impact from the exercise of stock options and restricted stock units. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. There were 10.6 million, 7.2 million and 5.5 million anti-dilutive shares in fiscal 2019, fiscal 2018 and fiscal 2017, respectively.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Fiscal Year
	2019	2018	2017
Basic earnings per common share:
Net income	$272,595	$319,545	$390,498
Less income related to unvested restricted shares	(318)	(595)	(1,519)
Income available to common shareholders - Basic	$272,277	$318,950	$388,979

Weighted-average common shares outstanding - Basic	153,134	170,610	184,281

Basic earnings per common share	$1.78	$1.87	$2.11

Diluted earnings per common share:
Net income	$272,595	$319,545	$390,498
Less income related to unvested restricted shares	(317)	(593)	(1,508)
Income available to common shareholders - Diluted	$272,278	$318,952	$388,990

Weighted-average common shares outstanding - Basic	153,134	170,610	184,281
Effect of dilutive stock options and restricted stock units	68	768	1,285
Weighted-average common shares outstanding - Diluted	153,202	171,378	185,566

Diluted earnings per common share	$1.78	$1.86	$2.10

12. SEGMENTS AND GEOGRAPHIC INFORMATION

In fiscal 2019, we consider Michaels-U.S., Michaels-Canada and Darice to be our operating segments for purposes of determining reportable segments based on the criteria of ASC 280, Segment Reporting (“ASC 280”). In fiscal 2018 and fiscal 2017, our operating segments also included Aaron Brothers and Pat Catan’s. We determined that Michaels-U.S., Michaels-Canada, Aaron Brothers and Pat Catan’s have similar economic characteristics and meet the aggregation criteria set forth in ASC 280. Therefore, we combine these operating segments into one reporting segment. Darice does not meet the materiality criteria in ASC 280 and, therefore, is not disclosed separately as a reportable segment. Our chief operating decision makers evaluate historical operating performance and forecast future periods’ operating performance based on operating income.

Our net sales by country and sales by product category are as follows (in thousands):

	Fiscal Year
	2019	2018	2017
Net Sales:
United States (1)	$4,597,262	$4,783,903	$4,856,275
Canada	474,775	488,041	505,685
Total	$5,072,037	$5,271,944	$5,361,960

Sales by Product Category:
General crafts	$2,389,745	$2,604,905	$2,685,787
Home décor and seasonal	1,167,418	1,230,054	1,177,069
Custom and ready-made framing	816,869	801,075	875,944
Papercrafting	698,005	635,910	623,160
Total	$5,072,037	$5,271,944	$5,361,960
(1)	In March 2018 we closed our Aaron Brothers stores and in January 2019 we closed our Pat Catan’s stores. For fiscal 2018 and 2017, Pat Catan’s net sales totaled approximately $109.6 million and $113.4 million, respectively. For fiscal 2018 and fiscal 2017 Aaron Brothers net sales totaled approximately $12.9 million and $110.4 million, respectively.

Our total assets by country are as follows (in thousands):

	Fiscal Year
	2019	2018
Total Assets:
United States (1)	$3,527,374	$1,949,836
Canada	310,721	178,500
Total	$3,838,095	$2,128,336
(1)	In fiscal 2019, we wrote-off $40.1 million of assets in connection with the impairments taken on our Darice wholesale business and $2.6 million of assets in connection with the closure our Pat Catan’s stores. In fiscal 2018, we wrote-off $97.8 million of assets in connection with the closure of our Aaron Brothers and Pat Catan’s stores.

Assets are categorized based on their geographic location. Certain assets located in the U.S. are also used to support our Canadian operations but are not allocated to Canada.

13. RETIREMENT PLANS

We sponsor a 401(k) Savings Plan for our eligible employees and certain of our subsidiaries. Participation in the 401(k) Savings Plan is voluntary and available to any employee who is at least 21 years of age and has completed three months of full-time service or one year of part-time service. Participants may elect to contribute up to 80% of their compensation on a pre-tax basis and up to 10% on an after-tax basis. In accordance with the provisions of the 401(k) Savings Plan, we make a matching cash contribution to the account of each participant in an amount equal to 50% of the participant’s pre-tax contributions that do not exceed 6% of the participant’s compensation for the year. Matching contributions vest to the participants based on years of service, with 100% vesting after three years. Our matching contribution expense was $4.4 million, $4.8 million and $4.7 million in fiscal 2019, fiscal 2018 and fiscal 2017, respectively.

We also sponsor a nonqualified deferred compensation plan for certain executives and other highly compensated employees. The deferred compensation plan provides participants with the opportunity to defer up to 75% of their base salary and up to 100% of their annual earned bonus. Participants are 100% vested in these deferrals and the associated investment returns. The Company does not currently make any matching cash contributions to the participant accounts. As of February 1, 2020 and February 2, 2019, liabilities associated with the deferred compensation plan, which are included in long-term other liabilities in the consolidated balance sheets, were $5.4 million and $4.7 million, respectively. The Company established a rabbi trust to fund the deferred compensation plan’s obligations. As of February 1, 2020 and February 2, 2019, assets of the rabbi trust, which consist primarily of mutual funds and are subject to the claims of our creditors, were $5.3 million and $4.0 million, respectively, and are included in other assets in the consolidated balance sheets.

14. RELATED PARTY TRANSACTIONS

Affiliates of, or funds advised by, The Blackstone Group, Inc. owned approximately 14% of our outstanding common stock as of February 1, 2020. Affiliates of The Blackstone Group, Inc. also held $19.9 million of our Amended and Restated Term Loan Credit Facility as of February 1, 2020.

The Blackstone Group, Inc. owns a majority equity position in RGIS, a vendor we utilized until February 2018 to count our store inventory. Payments associated with this vendor during fiscal 2018 and fiscal 2017 were $0.7 million and $6.3 million, respectively, and are included in SG&A in the consolidated statements of comprehensive income.

The Blackstone Group, Inc. owns a majority equity position in ShopCore Properties, LP, Blackstone Real Estate DDR Retail Holdings III, LLC and Blackstone Real Estate RC Retail Holdings, LLC and has significant influence over Edens Limited Partnership, vendors we utilize to lease certain properties. Payments associated with these vendors during fiscal 2019, fiscal 2018 and fiscal 2017 were $10.0 million, $11.5 million and $12.5 million, respectively. These expenses are included in cost of sales and occupancy expense in the consolidated statements of comprehensive income.

The Blackstone Group, Inc. owns a majority equity position in JDA Software Group, Inc., a vendor we utilize for transportation and supply chain software. Payments associated with this vendor during fiscal 2019, fiscal 2018 and fiscal

2017 were $2.3 million, $3.0 million and $1.3 million, respectively. These expenses are included in SG&A in the consolidated statements of comprehensive income.

15. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

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

Michaels Stores, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	February 1,	February 2,
ASSETS	2020	2019
Current assets:
Cash and equivalents	$409,173	$245,108
Merchandise inventories	1,097,109	1,108,715
Prepaid expenses and other current assets	92,601	160,767
Total current assets	1,598,883	1,514,590
Property and equipment, net	430,432	439,077
Operating lease assets	1,610,013	—
Goodwill	94,290	112,069
Other intangible assets, net	66,417	17,238
Other assets	37,146	44,429
Total assets	$3,837,181	$2,127,403

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$476,298	$485,004
Accrued liabilities and other	346,657	378,313
Current portion of operating lease liabilities	306,796	—
Current portion of long-term debt	24,900	24,900
Other current liabilities	41,236	43,907
Total current liabilities	1,195,887	932,124
Long-term debt	2,644,460	2,681,000
Long-term operating lease liabilities	1,357,821	—
Other liabilities	141,582	199,705
Total stockholders’ deficit	(1,502,569)	(1,685,426)
Total liabilities and stockholders’ deficit	$3,837,181	$2,127,403

Michaels Stores, Inc.

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Fiscal Year
	2019	2018	2017
Net sales	$5,072,037	$5,271,944	$5,361,960
Cost of sales and occupancy expense	3,199,780	3,248,276	3,233,171
Gross profit	1,872,257	2,023,668	2,128,789
Selling, general and administrative	1,303,350	1,350,371	1,389,334
Restructure and impairment charges	48,332	104,238	—
Store pre-opening costs	4,608	4,417	2,999
Operating income	515,967	564,642	736,456
Interest and other expense	156,682	146,572	129,657
Income before income taxes	359,285	418,070	606,799
Income taxes	85,995	97,751	215,820
Net income	$273,290	$320,319	$390,979

Other comprehensive income, net of tax:
Foreign currency and interest rate swaps	(8,273)	(10,898)	10,564
Comprehensive income	$265,017	$309,421	$401,543

Michaels Stores, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year
	2019	2018	2017
Cash flows from operating activities:
Net cash provided by operating activities	$490,732	$443,275	$535,544

Cash flows from investing activities:
Additions to property and equipment	(120,545)	(145,387)	(127,830)
Acquisition of intangible assets	(58,000)	—	—
Net cash used in investing activities	(178,545)	(145,387)	(127,830)

Cash flows from financing activities:
Net repayments of debt	(558,100)	(380,300)	(413,325)
Net borrowings of debt	523,200	355,400	382,200
Payment of dividend to Michaels Funding, Inc.	(105,060)	(451,892)	(245,514)
Payment of debt refinancing costs	(8,162)	(1,117)	—
Net cash used in financing activities	(148,122)	(477,909)	(276,639)

Net change in cash and equivalents	164,065	(180,021)	131,075
Cash and equivalents at beginning of period	245,108	425,129	294,054
Cash and equivalents at end of period	$409,173	$245,108	$425,129

16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Unaudited quarterly results of operations for fiscal 2019 and fiscal 2018 were as follows (in thousands, except per share data):

	Fiscal 2019
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$1,093,720	$1,033,689	$1,222,021	$1,722,608
Cost of sales and occupancy expense	676,080	666,703	780,387	1,076,610
Gross profit	417,640	366,986	441,634	645,998
Selling, general and administrative	320,597	290,074	322,807	370,803
Restructure and impairment charges (1)	3,087	3,869	41,376	—
Operating income	92,730	71,300	76,049	274,957
Net income	37,691	24,547	28,705	181,651
Diluted earnings per common share	$0.24	$0.16	$0.19	$1.24

	Fiscal 2018
	First	Second	Third	Fourth
	Quarter (2)	Quarter	Quarter (3)	Quarter
Net sales (4)	$1,155,511	$1,053,267	$1,274,058	$1,789,109
Cost of sales and occupancy expense	698,948	679,938	795,104	1,074,285
Gross profit	456,563	373,329	478,954	714,824
Selling, general and administrative	328,617	300,981	340,593	381,211
Restructure charges (5)	47,498	(3,220)	—	59,960
Operating income	78,943	74,273	137,165	273,230
Net income	26,885	27,488	83,769	181,403
Diluted earnings per common share	$0.15	$0.15	$0.50	$1.15
(1)	Includes restructure charges related to the closure of our Pat Catan’s stores in the fourth quarter of fiscal 2018. The third quarter of fiscal 2019 also includes $40.1 million of impairment charges primarily related to our Darice wholesale business.
(2)	Net income for the first quarter of fiscal 2018 includes $8.1 million of additional income tax expense as a result of the Tax Act.
(3)	Net income for the third quarter of fiscal 2018 includes an income tax benefit of $7.1 million as a result of the Tax Act.
(4)	Net sales for Aaron Brothers were $12.9 million in the first quarter of fiscal 2018. There were no Aaron Brothers net sales in the second, third and fourth quarters of fiscal 2018. Net Sales for Pat Catan’s were $25.8 million, $22.9 million, $26.7 million and $34.2 million in the first, second, third and fourth quarters of fiscal 2018, respectively.
(5)	Includes restructure charges primarily related to the closure of our Aaron Brothers stores in the first quarter of fiscal 2018 and our Pat Catan’s stores in the fourth quarter of fiscal 2018.

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

4.4

Indenture, dated July 8, 2019, by and among Michaels Stores, Inc., as Issuer, the guarantors party thereto and U.S. National Bank Association, as trustee (previously filed as Exhibit 4.1 to Form 8-K filed by the Company on July 9, 2019, SEC File No. 001-36501).

4.5	Description of Securities (filed herewith).

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

10.2

First Amendment to Third Amended and Restated Credit Agreement, dated as of August 30, 2019, by and among Michaels Stores, Inc., Michaels Funding, Inc., various subsidiaries of Michaels Stores, Inc., Wells Fargo Bank, National Association, as administrative agent and collateral agent, the lenders party thereto and the other agents named therein (previously filed as Exhibit 10.1 to Form 8-K filed by the Company on September 4, 2019, SEC File No. 001-36501).

10.3

Amended and Restated Credit Agreement, dated as of January 28, 2013, by and among Michaels Stores, Inc., Deutsche Bank AG New York Branch, as administrative agent, and Barclays Bank, PLC, Credit Suisse Securities (USA), LLC, Goldman Sachs Bank USA, J.P. Morgan Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley Senior Funding, Inc. and Wells Fargo Securities, LLC, as co-documentation agents, and Deutsche Bank Securities Inc., Barclays Bank PLC, Credit Suisse Securities (USA), LLC, Goldman Sachs Bank USA, J.P. Morgan Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley Senior Funding, Inc. and Wells Fargo Securities, LLC, as co-lead arrangers and joint bookrunners (previously filed as Exhibit 10.1 to Form 8-K filed by Michaels Stores, Inc. on February 1, 2013, SEC File No. 001-09338).

10.4

Exhibits and Schedules to Amended and Restated Credit Agreement, dated as of January 28, 2013, by and among Michaels Stores, Inc., Deutsche Bank AG New York Branch, as administrative agent, and Barclays Bank PLC, Credit Suisse Securities (USA), LLC, Goldman Sachs Bank USA, J.P. Morgan Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley Senior Funding, Inc. and Wells Fargo Securities, LLC, as co-documentation agents, and Deutsche Bank Securities Inc., Barclays Bank PLC, Credit Suisse Securities (USA), LLC, Goldman Sachs Bank USA, J.P. Morgan Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley Senior Funding, Inc. and Wells Fargo Securities, LLC, as co-lead arrangers and joint bookrunners (previously filed as Exhibit 10.29 to Form 10-K filed by Michaels Stores, Inc. on March 15, 2013, SEC File No. 001-09338).

Exhibit Number	Description of Exhibit
10.5

First Amendment to Amended and Restated Credit Agreement, dated June 10, 2014, to the Amended and Restated Credit Agreement, dated January 28, 2013, by and among Michaels Stores, Inc., Deutsche Bank AG New York Branch, as administrative agent, and the guarantors named therein (previously filed as Exhibit 10.3 to Form 8-K filed by Michaels Stores, Inc. on June 11, 2014, SEC File No. 001-09338).

10.6

Second Amendment to Amended and Restated Credit Agreement, dated as of September 28, 2016, by and  among Michaels Stores, Inc., Michaels Funding, Inc., various subsidiary of Michaels Stores, Inc., Deutsche Bank AG New York Branch, as administrative agent and collateral agent, the 2016 Converting Replacement Term B-1 Loan Lenders (as defined therein), the 2016 New Replacement Term B-1 Loan Lenders (as defined therein), the 2016 Converting Replacement Term B-2 Loan Lenders (as defined therein), the 2016 New Replacement Term B-2 Loan Lenders (as defined therein), certain lenders constituting the New Required Lenders (as defined therein) and the other agents named therein (previously filed as Exhibit 10.1 to Form 8-K filed by the Company on September 30, 2016, SEC File No. 001-36501).

10.7

Third Amendment to Amended and Restated Credit Agreement, dated as of May 23, 2018, by and among Michaels Stores, Inc., Michaels Funding, Inc., various subsidiaries of Michaels Stores, Inc., JPMorgan Chase Bank, N.A., as successor administrative agent and successor collateral agent, Deutsche Bank AG New York Branch, as resigning administrative agent and resigning collateral agent, the 2018 Converting Replacement Term B Loan Lenders (as defined therein), the 2018 New Replacement Term B Loan Lenders (as defined therein), the lenders party thereto and the other agents named therein (previously filed as Exhibit 10.1 to Form 8-K filed by the Company on May 24, 2018, SEC File No. 001-36501).

10.8	Form of Director and Officer Indemnification Agreement (previously filed as Exhibit 10.29 to Form S-1 filed by the Company on June 9, 2014 SEC File No. 333-193000).

10.9*	The Michaels Companies, Inc. Equity Incentive Plan (previously filed as Exhibit 10.1 to Form 10-Q filed by Michaels Stores, Inc. on August 30, 2013, SEC File No. 001-09338).

10.10*

Form of Stock Option Agreement under The Michaels Companies, Inc. Equity Incentive Plan (previously filed as Exhibit 10.2 to Form 10-Q filed by Michaels Stores, Inc. on August 30, 2013, SEC File No. 001-09338).

10.11*	Amended and Restated 2014 Omnibus Long-Term Incentive Plan (previously filed as Exhibit 10.1 to Form S-1 filed by the Company on June 16, 2014, SEC File No. 333-193000).

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

10.14*

Form of Stock Option Agreement under the Amended and Restated 2014 Omnibus Long-Term Incentive Plan (previously filed as Exhibit 10.2 to Form 10-Q filed by the Company on June 6, 2017, SEC File No. 001-36501).

10.15*

Form of Stock Option Agreement under the Amended and Restated 2014 Omnibus Long-Term Incentive Plan (previously filed as Exhibit 10.4 to Form 10-Q filed by the Company on June 7, 2019, SEC File No. 001-36501).

10.16*

Form of Restricted Stock Unit Agreement under the Amended and Restated 2014 Omnibus Long-Term Incentive Plan (previously filed as Exhibit 10.3 to Form 10-Q filed by the Company on June 6, 2017, SEC File No. 001-36501).

Exhibit Number	Description of Exhibit
10.17*

The Michaels Companies, Inc. Second Amended and Restated 2014 Omnibus Long-Term Incentive Plan (previously filed as Exhibit 10.1 to Form 8-k filed by the Company on June 8, 2017, SEC File No. 001-36501).

10.18*

Form of Restricted Stock Unit Agreement for Employees under the Second Amended and Restated 2014 Omnibus Long-Term Incentive Plan (previously filed as Exhibit 10.1 to Form 10-Q filed by the Company on December 7, 2018, SEC File No. 001-36501).

10.19*	Michaels Stores, Inc. Employees 401(k) Plan, effective March 1, 2009 (previously filed as Exhibit 10.30 to Form 10-K filed by Michaels Stores, Inc., on April 2, 2009, SEC File No. 001-09338).

10.20*	The Michaels Companies, Inc. Annual Incentive Plan (previously filed as Exhibit 10.14 to Form S-1 filed by the Company on June 2, 2014, SEC File No. 333-193000).

10.21*	Michaels Stores, Inc. Amended and Restated Officer Severance Pay Plan (previously filed as Exhibit 10.1 to Form 10-Q filed by the Company on June 6, 2017, SEC File No. 001-36501).

10.22*

Employment Agreement, dated February 13, 2013, by and between Michaels Stores, Inc. and Carl S. Rubin (previously filed as Exhibit 10.1 to Form 10-Q filed by Michaels Stores, Inc. on May 24, 2013, SEC File No. 001-09338).

10.23*

Separation Agreement, dated February 27, 2019, by and among The Michaels Companies, Inc., Michaels Stores, Inc. and Carl S. Rubin (previously filed as Exhibit 10.2 to Form 8-K filed by the Company on February 28, 2019, SEC File No. 001-36501).

10.24*

Addendum and Amendment to Separation Letter, dated March 20, 2019, by and among The Michaels Companies, Inc., Michaels Stores, Inc. and Carl S. Rubin (previously filed as Exhibit 10.1 to Form 8-K filed by the Company on March 22, 2019, SEC File No. 001-36501).

10.25*

Restricted Stock Award Agreements, dated March 18, 2013, by and between Michaels Stores, Inc. and Carl S. Rubin (previously filed as Exhibit 10.2 to Form 10-Q filed by Michaels Stores, Inc. on May 24, 2013, SEC File No. 001-09338).

10.26*

Stock Option Agreement, dated March 18, 2013, by and between Michaels Stores, Inc. and Carl S. Rubin (previously filed as Exhibit 10.1 to Form 10-Q filed by Michaels Stores, Inc. on May 24, 2013, SEC File No. 001-09338).

10.27*

Letter Agreement, dated February 28, 2019, by and among The Michaels Companies, Inc., Michaels Stores, Inc. and Mark Cosby (previously filed as Exhibit 10.1 to Form 8-K filed by the Company on February 28, 2019, SEC File No. 001-36501).

10.28*

Amendment to Letter Agreement, effective October 21, 2019, by and between Michaels Stores, Inc. and Mark S. Cosby (previously filed as Exhibit 10.3 to Form 10-Q filed by the Company on December 6, 2019, SEC File No. 001-36501).

10.29*

Second Amendment to the Letter Agreement, effective December 26, 2019, by and among Mark Cosby, The Michaels Stores, Inc. and The Michaels Companies, Inc. (previously filed as Exhibit 10.6 to Form 8-K filed by the Company on December 27, 2019, SEC File No. 001-36501).

10.30*	Form of Restricted Stock Award Agreement, by and between The Michaels Companies, Inc. and Mark S. Cosby (filed herewith).

10.31*

Amended and Restated Restricted Stock Unit Agreement, effective December 26, 2019, by and between Mark Cosby and The Michaels Companies, Inc. (previously filed as Exhibit 10.5 to Form 8-K filed by the Company on December 27, 2019, SEC File No. 001-36501).

Exhibit Number	Description of Exhibit
10.32*

Amended and Restated Non-Statutory Stock Option Agreement, effective December 26, 2019, by and between Mark Cosby and The Michaels Companies, Inc. (previously filed as Exhibit 10.4 to Form 8-K filed by the Company on December 27, 2019, SEC File No. 001-36501).

10.33*

Letter Agreement, dated December 26, 2019, by and among Ashley Buchanan, The Michaels Companies, Inc., and Michaels Stores, Inc. (previously filed as Exhibit 10.1 to Form 8-K filed by the Company on December 27, 2019, SEC File No. 001-36501).

10.34*

Non-Statutory Stock Option Agreement, by and between Ashley Buchanan and The Michaels Companies, Inc. (previously filed as Exhibit 10.2 to Form 8-K filed by the Company on December 27, 2019, SEC File No. 001-36501).

10.35*

Restricted Stock Unit Agreement, by and between Ashley Buchanan and The Michaels Companies, Inc. (previously filed as Exhibit 10.3 to Form 8-K filed by the Company on December 27, 2019, SEC File No. 001-36501).

10.36*	Form of Restricted Stock Award Agreement, by and between The Michaels Companies, Inc. and Philo T. Pappas (filed herewith).

10.37

Letter Agreement, dated October 11, 2019, by and among The Michaels Companies, Inc. and certain investment funds affiliated with The Blackstone Group Inc. and Bain Capital Private Equity, L.P. (previously filed as Exhibit 10.1 to Form 8-K filed by the Company on October 11, 2019, SEC File No. 001-36501).

21.1	Subsidiaries of the Company (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certifications of Mark S. Cosby pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certifications of James E. Sullivan pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 17, 2020	THE MICHAELS COMPANIES, INC.

	By:	/s/ James E. Sullivan
James E. Sullivan Chief Accounting Officer and Controller (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark S. Cosby	Chief Executive Officer and Director	March 17, 2020
Mark S. Cosby	(Principal Executive Officer)

/s/ James E. Sullivan	Chief Accounting Officer and Controller	March 17, 2020
James E. Sullivan	(Principal Financial Officer and Principal Accounting Officer)

/s/ Joshua Bekenstein	Director	March 17, 2020
Joshua Bekenstein

/s/ Ryan Cotton	Director	March 17, 2020
Ryan Cotton

/s/ Monte E. Ford	Director	March 17, 2020
Monte E. Ford

/s/ Karen Kaplan	Director	March 17, 2020
Karen Kaplan

/s/Matthew S. Levin	Director	March 17, 2020
Matthew S. Levin

/s/ John J. Mahoney	Director	March 17, 2020
John J. Mahoney

/s/James A. Quella	Director	March 17, 2020
James A. Quella

/s/ Beryl B. Raff	Director	March 17, 2020
Beryl B. Raff