Form 10-Q
period 2020-05-02
Michaels Companies, Inc.
filed 2020-06-05
CIK 1593936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2020

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

The Michaels Companies, Inc. has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

The Michaels Companies, Inc. is a large accelerated filer.

The Michaels Companies, Inc. is not (1) a shell company, (2) a small reporting company or (3) an emerging growth company (as defined in Rule 12b-2 of the Exchange Act).

As of May 28, 2020, 147,339,890 shares of The Michaels Companies, Inc.’s common stock were outstanding.

THE MICHAELS COMPANIES, INC.

Part I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE MICHAELS COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands, except per share data)

(Unaudited)

	13 Weeks Ended
	May 2,	May 4,
	2020	2019
Net sales	$799,888	$1,093,720
Cost of sales and occupancy expense	578,066	676,080
Gross profit	221,822	417,640
Selling, general and administrative	281,341	320,597
Restructure charges	—	3,087
Store pre-opening costs	1,159	1,226
Operating (loss) income	(60,678)	92,730
Interest expense	38,122	37,359
Other (income) expense, net	(2,922)	3,105
(Loss) income before income taxes	(95,878)	52,266
Income taxes	(32,373)	14,575
Net (loss) income	$(63,505)	$37,691

Other comprehensive (loss) income, net of tax:
Foreign currency and cash flow hedges	(14,336)	(4,826)
Comprehensive (loss) income	$(77,841)	$32,865

(Loss) earnings per common share:
Basic	$(0.43)	$0.24
Diluted	$(0.43)	$0.24
Weighted-average common shares outstanding:
Basic	146,865	157,749
Diluted	146,865	157,861

See accompanying notes to consolidated financial statements.

THE MICHAELS COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	May 2,	February 1,	May 4,
ASSETS	2020	2020	2019
Current Assets:
Cash and equivalents	$926,830	$409,964	$246,727
Merchandise inventories	1,110,760	1,097,109	1,101,729
Prepaid expenses and other	51,438	62,287	65,304
Accounts receivable, net	23,337	30,442	36,223
Total current assets	2,112,365	1,599,802	1,449,983
Property and equipment, at cost	1,713,229	1,706,520	1,676,751
Less accumulated depreciation and amortization	(1,292,966)	(1,276,088)	(1,242,869)
Property and equipment, net	420,263	430,432	433,882
Operating lease assets	1,576,877	1,610,013	1,613,719
Goodwill	94,290	94,290	112,069
Other intangible assets, net	64,511	66,417	16,960
Deferred income taxes	22,816	18,201	25,577
Other assets	16,453	18,940	27,068
Total assets	$4,307,575	$3,838,095	$3,679,258

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$443,911	$476,298	$406,947
Accrued liabilities and other	339,204	347,136	354,398
Current portion of operating lease liabilities	347,068	306,796	300,489
Current portion of long-term debt	624,900	24,900	24,900
Income taxes payable	9,378	41,236	55,339
Total current liabilities	1,764,461	1,196,366	1,142,073
Long-term debt	2,639,051	2,644,460	2,675,602
Long-term operating lease liabilities	1,327,997	1,357,821	1,380,175
Other liabilities	91,489	85,912	68,766
Total liabilities	5,822,998	5,284,559	5,266,616

Commitments and contingencies

Stockholders’ Deficit:
Common stock, $0.06775 par value, 350,000 shares authorized; 147,343 shares issued and outstanding at May 2, 2020; 146,803 shares issued and outstanding at February 1, 2020; and 158,126 shares issued and outstanding at May 4, 2019	9,890	9,852	10,620
Additional paid-in-capital	13,716	4,872	11,900
Accumulated deficit	(1,501,862)	(1,438,357)	(1,590,494)
Accumulated other comprehensive loss	(37,167)	(22,831)	(19,384)
Total stockholders’ deficit	(1,515,423)	(1,446,464)	(1,587,358)
Total liabilities and stockholders’ deficit	$4,307,575	$3,838,095	$3,679,258

See accompanying notes to consolidated financial statements.

THE MICHAELS COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	13 Weeks Ended
	May 2,	May 4,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(63,505)	$37,691
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Non-cash operating lease expense	81,171	81,371
Depreciation and amortization	32,843	31,489
Share-based compensation	8,535	7,251
Debt issuance costs amortization	940	1,237
Loss on write-off of investment	—	5,036
Accretion of long-term debt, net	66	(130)
Restructure charges	—	3,087
Deferred income taxes	(2,861)	140
Gain on sale of building	(101)	—
Changes in assets and liabilities:
Merchandise inventories	(12,857)	6,966
Prepaid expenses and other	10,850	(6,412)
Accounts receivable	6,593	23,705
Other assets	2,294	(12,964)
Operating lease liabilities	(36,862)	(56,843)
Accounts payable	(37,815)	(81,237)
Accrued interest	14,373	7,706
Accrued liabilities and other	(32,587)	(25,611)
Income taxes	(30,219)	12,318
Other liabilities	3,615	(1,002)
Net cash (used in) provided by operating activities	(55,527)	33,798

Cash flows from investing activities:
Additions to property and equipment	(21,856)	(25,101)
Proceeds from sale of building	875	—
Net cash used in investing activities	(20,981)	(25,101)

Cash flows from financing activities:
Common stock repurchased	(401)	(2,139)
Payments on term loan credit facility	(6,225)	(6,225)
Borrowings on asset-based revolving credit facility	600,000	—
Proceeds from stock options exercised	—	507
Net cash provided by (used in) financing activities	593,374	(7,857)

Net change in cash and equivalents	516,866	840
Cash and equivalents at beginning of period	409,964	245,887
Cash and equivalents at end of period	$926,830	$246,727

Supplemental cash flow information:
Cash paid for interest	$22,900	$29,164
Cash paid for taxes	$1,106	$2,320

See accompanying notes to consolidated financial statements.

THE MICHAELS COMPANIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands)

(Unaudited)

	13 Weeks Ended
					Accumulated
	Number of		Additional		Other
	Common	Common	Paid-in	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	Loss	Total
Balance at February 1, 2020	146,803	$9,852	$4,872	$(1,438,357)	$(22,831)	$(1,446,464)
Net loss	—	—	—	(63,505)	—	(63,505)
Foreign currency and cash flow hedges	—	—	—	—	(14,336)	(14,336)
Share-based compensation	—	—	9,283	—	—	9,283
Exercise of stock options and other awards	765	52	(52)	—	—	—
Repurchase of stock and retirements	(253)	(14)	(387)	—	—	(401)
Issuance of restricted stock awards	28	—	—	—	—	—
Balance at May 2, 2020	147,343	$9,890	$13,716	$(1,501,862)	$(37,167)	$(1,515,423)

Balance at February 2, 2019	157,774	$10,594	$5,954	$(1,628,185)	$(14,558)	$(1,626,195)
Net income	—	—	—	37,691	—	37,691
Foreign currency and cash flow hedges	—	—	—	—	(4,826)	(4,826)
Share-based compensation	—	—	7,604	—	—	7,604
Exercise of stock options and other awards	555	38	469	—	—	507
Repurchase of stock and retirements	(229)	(12)	(2,127)	—	—	(2,139)
Issuance of restricted stock awards	26	—	—	—	—	—
Balance at May 4, 2019	158,126	$10,620	$11,900	$(1,590,494)	$(19,384)	$(1,587,358)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 1, 2020 filed with the Securities and Exchange Commission (“SEC”) pursuant to Section 13 or 15(d) under the Securities Exchange Act of 1934. In the opinion of management, all adjustments (consisting of normal recurring accruals and other items) considered necessary for a fair presentation have been included.

We report on the basis of a 52-week or 53-week fiscal year, which ends on the Saturday closest to January 31. All references to fiscal year mean the year in which that fiscal year began. References to “fiscal 2020” relate to the 52 weeks ending January 30, 2021 and references to “fiscal 2019” relate to the 52 weeks ended February 1, 2020. In addition, all references to “the first quarter of fiscal 2020” relate to the 13 weeks ended May 2, 2020 and all references to “the first quarter of fiscal 2019” relate to the 13 weeks ended May 4, 2019. The results of operations for the 13 weeks ended May 2, 2020 are not indicative of the results to be expected for the entire year due to the seasonal nature of our business and the financial impact of the COVID-19 pandemic.

COVID-19 Pandemic

In March 2020, the World Health Organization declared the current COVID-19 outbreak to be a global pandemic. The COVID-19 pandemic has adversely impacted, and is expected to continue to adversely impact, our operations. During the first quarter of 2020, many state and local jurisdictions ordered all but certain essential businesses closed and executed extensive “shelter-in-place” or “stay-at-home” orders, many of which are currently still in place. These orders restricted our business operations and prompted us to temporarily close a significant portion of our stores during the quarter. The Company is taking measures to mitigate the impact of the COVID-19 pandemic including, but not limited to, borrowing $600.0 million under our senior secured asset-based revolving credit facility (“Amended Revolving Credit Facility”) to improve our cash position and preserve financial flexibility, deferring or eliminating discretionary capital and operating costs, improving working capital by renegotiating payment terms with our vendors and landlords and reducing labor costs as a result of the temporary store closures. We also launched additional omnichannel capabilities, including curbside pickup, same day delivery and in-app purchases, to enable us to operate more effectively in the current environment. We will continue to monitor the situation closely and, if necessary, we could implement further measures to mitigate the impact of COVID-19 on our operations.

As a result of restrictions related to the pandemic, over 900 stores were closed at various points during the first quarter and approximately 800 stores were closed as of May 2, 2020. However, a significant number of our closed stores continued to generate sales through our curbside pickup and ship from store programs. As of June 4, 2020, approximately 1,000 of our 1,273 stores were open and fully operational.

Share Repurchase Program

In September 2018, the Board of Directors authorized a new share repurchase program for the Company to purchase $500 million of the Company’s common stock on the open market or through accelerated share repurchase transactions. The share repurchase program does not have an expiration date, and the timing and number of repurchase transactions under the program will depend on market conditions, corporate considerations, debt agreements and regulatory requirements. Shares repurchased under the program are held as treasury shares until retired. During the three months ended May 2, 2020, we did not repurchase any shares under our share repurchase program. As of May 2, 2020, we had $293.5 million of availability remaining under our current share repurchase program.

Restructure Charges

In the fourth quarter of fiscal 2018, we closed all of our Pat Catan’s stores. As a result of the closures, we recorded a charge totaling $3.1 million in the first quarter of fiscal 2019, primarily related to employee-related expenses.

Accounting Pronouncements Recently Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses (Topic 326)” (“ASU 2016-13”) which makes significant changes to the accounting for credit losses on financial assets and disclosures. The standard requires immediate recognition of management’s estimates of current expected credit losses. We adopted ASU 2016-13 in the first quarter of fiscal 2020 using a modified retrospective approach without restatement. The adoption did not result in a material impact to our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. We adopted ASU 2019-12 in the first quarter of fiscal 2020. The adoption did not result in a material impact to our consolidated financial statements.

Recent Accounting Pronouncement Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions to contract modifications and hedging relationships that reference LIBOR or another reference rate expected to be discontinued. The standard is effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. We do not anticipate a material impact to the consolidated financial statements once implemented.

2. FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Accounting Standards Codification 820 establishes a three-level valuation hierarchy for fair value measurements. These valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect less transparent active market data, as well as internal assumptions. These two types of inputs create the following fair value hierarchy:

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

Due to the impact of COVID-19, we performed an interim impairment assessment of goodwill and other long-lived assets as of May 2, 2020, which included estimated future cash flow assumptions incorporating the impact of our temporary store closures. Due to the uncertainty around COVID-19, our projected future cash flows may differ materially from actual results.  There were no material impairment losses identified as a result of this assessment.

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates their estimated fair values due to the short maturities of these instruments.

The table below provides the fair values of our senior secured term loan facility (“Amended and Restated Term Loan Credit Facility”), our 8% senior notes maturing in 2027 (“2027 Senior Notes”), our 5.875% senior subordinated notes maturing in 2020 (“2020 Senior Subordinated Notes’’) and our cash flow hedges.

	May 2,	February 1,	May 4,
	2020	2020	2019
	(in thousands)
Liabilities
Term loan credit facility	$1,802,280	$2,119,802	$2,187,467
Senior notes	348,325	449,675	—
Senior subordinated notes	—	—	511,275
Short-term portion of cash flow hedges	18,924	13,007	3,686
Long-term portion of cash flow hedges	4,383	3,555	5,408

The fair values of our Amended and Restated Term Loan Credit Facility, our 2027 Senior Notes and our 2020 Senior Subordinated Notes were determined based on quoted market prices which are considered Level 1 inputs within the fair value hierarchy.

The fair value of our cash flow hedges were calculated using significant observable inputs including the present value of estimated future cash flows using the applicable interest rate curves and, therefore, were classified as Level 2 inputs within the fair value hierarchy. The short-term and long-term portions of our cash flow hedges are recorded in accrued liabilities and other liabilities, respectively, in our consolidated balance sheets.

3. REVENUE RECOGNITION

Our revenue is primarily associated with sales of merchandise to customers within our stores, customers utilizing our e-commerce platforms and through our Darice wholesale business (“Darice”). Revenue from sales of our merchandise is recognized when the customer takes possession of the merchandise. Payment for our retail sales is typically due at the time of the sale.

Customer Receivables

As of May 2, 2020, February 1, 2020 and May 4, 2019, receivables from customers, which consist primarily of trade receivables related to Darice, were approximately $12.2 million, $13.3 million and $22.4 million, respectively, and are included in accounts receivable, net in the consolidated balance sheets.

Gift Cards

The gift card liability is included in accrued liabilities and other in the consolidated balance sheets. The following table includes activity related to gift cards (in thousands):

	13 Weeks Ended
	May 2,	May 4,
	2020	2019
Balance at beginning of period	$64,130	$61,071
Issuance of gift cards	6,906	11,325
Revenue recognized (1)	(10,600)	(15,747)
Gift card breakage	(778)	(941)
Balance at end of period	$59,658	$55,708
(1)	Revenue recognized from the beginning liability during the first quarters of fiscal 2020 and fiscal 2019 totaled $7.3 million and $10.7 million, respectively.

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

The components of lease costs are as follows (in thousands):

	13 Weeks Ended
	May 2,	May 4,
	2020	2019
Operating lease cost (1)	$106,430	$105,465
Variable lease cost (2)	39,445	36,440
Total lease cost	$145,875	$141,905
(1)	Includes an immaterial amount related to short-term non-real estate leases.
(2)	Includes taxes, insurance and common areas maintenance costs for our leased facilities which are paid based on actual cost incurred by the lessor. Also includes contingent rent which is immaterial in the periods presented.

Additional information related to our operating leases is as follows (in thousands, except weighted-average data):

	13 Weeks Ended
	May 2,	May 4,
	2020	2019
Operating cash outflows included in the measurement of lease liabilities	$60,936	$106,998
Operating lease assets obtained in exchange for new operating lease liabilities	$56,806	$52,709
Weighted-average remaining lease term	6.0 years	6.2 years
Weighted-average discount rate	6.3%	5.6%

Maturities of our lease liabilities are as follows as of May 2, 2020 (in thousands):

Fiscal Year
2020	$335,426
2021	397,761
2022	337,630
2023	275,742
2024	214,431
Thereafter	463,794
Total lease payments	$2,024,784
Less: Interest	(349,719)
Present value of lease liabilities	$1,675,065

Lease payments exclude $57.4 million related to 17 leases that have been signed as of May 2, 2020 but have not yet commenced.

5. DEBT

Long-term debt consists of the following (in thousands):

		May 2,	February 1,	May 4,
	Interest Rate	2020	2020	2019
Term loan credit facility	Variable	$2,176,325	$2,182,550	$2,201,225
Asset-based revolving credit facility	Variable	600,000	—	—
Senior notes	8.00%	500,000	500,000	—
Senior subordinated notes	5.875%	—	—	510,000
Total debt		3,276,325	2,682,550	2,711,225
Less unamortized discount/premium and debt costs		(12,374)	(13,190)	(10,723)
Total debt, net		3,263,951	2,669,360	2,700,502
Less current portion		(624,900)	(24,900)	(24,900)
Long-term debt		$2,639,051	$2,644,460	$2,675,602

Revolving Credit Facility

As of May 2, 2020 and May 4, 2019, the borrowing base under our Amended Revolving Credit Facility was $826.9 million and $784.3 million, respectively, of which Michaels Stores, Inc. (“MSI”) had unused borrowing capacity of $137.7 million and $677.1 million, respectively. As of May 2, 2020 and May 4, 2019, outstanding standby letters of credit, which reduce our borrowing base, totaled $89.2 million and $107.2 million, respectively. As a result of the COVID-19 pandemic, we borrowed $600.0 million under our Amended Revolving Credit Facility to improve our cash position and preserve financial flexibility. In May 2020, we repaid $300.0 million of the outstanding borrowings using cash on hand.

Interest Rate Swaps

In April 2018, we executed two interest rate swaps with an aggregate notional value of $1 billion associated with our outstanding Amended and Restated Term Loan Credit Facility. The interest rate swaps have a maturity date of April 30, 2021 and were executed for risk management and are not held for trading purposes. The objective of the interest rate swaps is to hedge the variability of cash flows resulting from fluctuations in the one-month LIBOR. The swaps replaced the one-month LIBOR with a fixed interest rate of 2.7765% and payments are settled monthly. The swaps qualify as cash flow hedges and changes in the fair values are recorded in accumulated other comprehensive income in the consolidated balance sheet. The changes in fair value are reclassified from accumulated other comprehensive income to interest expense in the same period that the hedged items affect earnings. Amounts reclassified from accumulated other comprehensive income to interest expense during the first quarters of fiscal 2020 and fiscal 2019 were $3.5 million and $0.7 million, respectively.

Interest Rate Caps

In April 2020, we executed two interest rate cap agreements with an aggregate notional value of $2 billion associated with our outstanding Amended and Restated Term Loan Credit Facility. The interest rate caps have an effective date of September 30, 2020 and April 30, 2021, respectively. The interest rate caps have a maturity date of April 30, 2025 and were executed for risk management and are not held for trading purposes. The interest rate caps will effectively cap our LIBOR exposure on a portion of our Amended and Restated Term Loan Credit Facility at 1%. The interest rate caps qualify as cash flow hedges and changes in the fair values are recorded in accumulated other comprehensive income in the consolidated balance sheet. The changes in fair value are reclassified from accumulated other comprehensive income to interest expense in the same period that the hedged items affect earnings. There were no amounts reclassified from accumulated other comprehensive income to interest expense during the three months ended May 2, 2020.

6. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table includes detail regarding changes in the composition of accumulated other comprehensive loss (in thousands):

	13 Weeks Ended
	May 2,	May 4,
	2020	2019
Beginning of period	$(22,831)	$(14,558)
Foreign currency translation	(9,345)	(2,807)
Cash flow hedges	(4,991)	(2,019)
End of period	$(37,167)	$(19,384)

7. INCOME TAXES

The effective tax rate was 33.8% in the first quarter of fiscal 2020 compared to 27.9% in the first quarter of fiscal 2019. The effective tax rate for the first quarter of fiscal 2020 was higher than the same period in the prior year primarily due to the enactment of the Coronavirus Aid, Relief, and Economic Security Act in March 2020 that allows us to carry back net operating losses and claim refunds in tax years with higher rates.

8. EARNINGS (LOSS) PER SHARE

The Company’s unvested restricted stock awards contain non-forfeitable rights to dividends and meet the criteria of a participating security as defined by ASC 260, “Earnings Per Share”. In applying the two-class method, net income is allocated to both common and participating securities based on their respective weighted-average shares outstanding for the period. Basic earnings (loss) per share is computed by dividing net income (loss) allocated to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average common shares outstanding plus the potential dilutive impact from stock options and restricted stock units. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. During the first quarter of fiscal 2020, we incurred a net loss and therefore all common stock equivalents were anti-dilutive and excluded from the diluted net loss per share calculation. As a result, the basic and dilutive losses per common share are the same for the first quarter of fiscal 2020. There were 12.7 million and 11.1 million anti-dilutive shares during the first quarters of fiscal 2020 and fiscal 2019, respectively.

The following table sets forth the computation of basic and diluted (loss) earnings per common share (in thousands, except per share data):

	13 Weeks Ended
	May 2,	May 4,
	2020	2019
Basic (loss) earnings per common share:
Net (loss) income	$(63,505)	$37,691
Less income related to unvested restricted shares	—	(39)
(Loss) income available to common shareholders - Basic	$(63,505)	$37,652

Weighted-average common shares outstanding - Basic	146,865	157,749

Basic (loss) earnings per common share	$(0.43)	$0.24

Diluted (loss) earnings per common share:
Net (loss) income	$(63,505)	$37,691
Less income related to unvested restricted shares	—	(39)
(Loss) income available to common shareholders - Diluted	$(63,505)	$37,652

Weighted-average common shares outstanding - Basic	146,865	157,749
Effect of dilutive stock options and restricted stock units	—	112
Weighted-average common shares outstanding - Diluted	146,865	157,861

Diluted (loss) earnings per common share	$(0.43)	$0.24

9. SEGMENTS AND GEOGRAPHIC INFORMATION

We consider Michaels-U.S., Michaels-Canada, and Darice to be our operating segments for purposes of determining reportable segments based on the criteria of ASC 280, Segment Reporting (“ASC 280”). We determined that Michaels-U.S. and Michaels-Canada have similar economic characteristics and meet the aggregation criteria set forth in ASC 280. Therefore, we combine these operating segments into one reporting segment. Darice does not meet the materiality criteria in ASC 280 and, therefore, is not disclosed separately as a reportable segment. Our chief operating decision makers evaluate historical operating performance and forecast future periods’ operating performance based on operating income.

Our net sales by country are as follows (in thousands):

	13 Weeks Ended
	May 2,	May 4,
	2020	2019
United States	$724,939	$994,101
Canada	74,949	99,619
Total	$799,888	$1,093,720

10. RELATED PARTY TRANSACTIONS

Affiliates of, or funds advised by, The Blackstone Group, Inc. owned approximately 14% of our outstanding common stock as of May 2, 2020. Affiliates of The Blackstone Group, Inc. also held $4.9 million of our Amended and Restated Term Loan Credit Facility as of May 2, 2020.

The Blackstone Group, Inc. owns a majority equity position in ShopCore Properties, LP, Blackstone Real Estate DDR Retail Holdings III, LLC and Blackstone Real Estate RC Retail Holdings, LLC and has significant influence over Edens Limited Partnership, vendors we utilize to lease certain properties. Payments associated with these vendors during the first quarters of fiscal 2020 and fiscal 2019 were $2.0 million and $2.7 million, respectively. These expenses are included in cost of sales and occupancy expense in the consolidated statements of comprehensive income.

The Blackstone Group, Inc. has significant influence over JDA Software Group, Inc., a vendor we utilize for transportation and supply chain software. Payments associated with this vendor during the first quarters of fiscal 2020 and fiscal 2019 were $0.5 million and $0.7 million, respectively. These expenses are included in selling, general and administrative in the consolidated statements of comprehensive income.

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

Michaels Stores, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	May 2,	February 1,	May 4,
ASSETS	2020	2020	2019
Current assets:
Cash and equivalents	$926,037	$409,173	$245,944
Merchandise inventories	1,110,760	1,097,109	1,101,729
Prepaid expenses and other current assets	74,682	92,601	101,423
Total current assets	2,111,479	1,598,883	1,449,096
Property and equipment, net	420,263	430,432	433,882
Operating lease assets	1,576,877	1,610,013	1,613,719
Goodwill	94,290	94,290	112,069
Other intangible assets, net	64,511	66,417	16,960
Other assets	39,273	37,146	52,647
Total assets	$4,306,693	$3,837,181	$3,678,373

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$443,911	$476,298	$406,947
Accrued liabilities and other	338,730	346,657	353,961
Current portion of operating lease liabilities	347,068	306,796	300,489
Current portion of long-term debt	624,900	24,900	24,900
Income taxes payable	9,378	41,236	55,339
Total current liabilities	1,763,987	1,195,887	1,141,636
Long-term debt	2,639,051	2,644,460	2,675,602
Long-term operating lease liabilities	1,327,997	1,357,821	1,380,175
Other liabilities	146,605	141,582	125,761
Total stockholders’ deficit	(1,570,947)	(1,502,569)	(1,644,801)
Total liabilities and stockholders’ deficit	$4,306,693	$3,837,181	$3,678,373

Michaels Stores, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

	13 Weeks Ended
	May 2,	May 4,
	2020	2019
Net sales	$799,888	$1,093,720
Cost of sales and occupancy expense	578,066	676,080
Gross profit	221,822	417,640
Selling, general and administrative	281,105	320,387
Restructure charges	—	3,087
Store pre-opening costs	1,159	1,226
Operating (loss) income	(60,442)	92,940
Interest and other expense, net	35,201	40,469
(Loss) income before income taxes	(95,643)	52,471
Income taxes	(32,317)	14,624
Net (loss) income	$(63,326)	$37,847

Other comprehensive (loss) income, net of tax:
Foreign currency and cash flow hedges	(14,336)	(4,826)
Comprehensive (loss) income	$(77,662)	$33,021

Michaels Stores, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	13 Weeks Ended
	May 2,	May 4,
	2020	2019
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(55,930)	$32,162

Cash flows from investing activities:
Additions to property and equipment	(21,856)	(25,101)
Proceeds from sale of building	875	—
Net cash used in investing activities	(20,981)	(25,101)

Cash flows from financing activities:
Net repayments of debt	(6,225)	(6,225)
Net borrowings of debt	600,000	—
Net cash provided by (used in) financing activities	593,775	(6,225)

Net change in cash and equivalents	516,864	836
Cash and equivalents at beginning of period	409,173	245,108
Cash and equivalents at end of period	$926,037	$245,944

12. SUBSEQUENT EVENT

Following the completion of a strategic review of our Darice business in the United States, on May 14, 2020, the Company adopted a plan to close the Darice wholesale operations (the “Plan”). The Company expects the closure process to be substantially completed by November 30, 2020. As a result, the Company expects the fiscal 2020 after-tax cost of implementing the Plan to be approximately $46 million to $52 million, consisting primarily of costs associated with the liquidation of inventory, employee-related expenses and costs associated with the write-off of intangible assets. In fiscal 2019, Darice’s net sales totaled approximately $80 million and they had no material impact on the Company’s operating income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements of the Company (and the related notes thereto included elsewhere in this quarterly report), the audited consolidated financial statements of the Company (and the related notes thereto) and the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020 (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) pursuant to Section 13 or 15(d) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) on March 17, 2020.

All of the “Company”, “us”, “we”, “our”, and similar expressions are references to The Michaels Companies, Inc. (“Michaels”) and our consolidated wholly-owned subsidiaries, unless otherwise expressly stated or the context otherwise requires.

We report on the basis of a 52-week or 53-week fiscal year, which ends on the Saturday closest to January 31. All references to fiscal year mean the year in which that fiscal year began. References to “fiscal 2020” relate to the 52 weeks ending January 30, 2021 and references to “fiscal 2019” relate to the 52 weeks ended February 1, 2020. In addition, all references to “the first quarter of fiscal 2020” relate to the 13 weeks ended May 2, 2020 and all references to “the first quarter of fiscal 2019” relate to the 13 weeks ended May 4, 2019. The results of operations for the 13 weeks ended May 2, 2020 are not indicative of the results to be expected for the entire year due to the seasonal nature of our business and the financial impact of the COVID-19 pandemic.

Overview

We are the largest arts and crafts specialty retailer in North America (based on store count) providing materials, project ideas and education for creative activities under the Michaels retail brand. We also operate a wholesale business under the Darice brand name and a market-leading, vertically-integrated custom framing business under the Artistree brand name. As of May 2, 2020, we operated 1,271 Michaels stores.

In March 2020, the World Health Organization declared the current COVID-19 outbreak to be a global pandemic. The health and safety of our customers and employees remain our top priority as we continue to make decisions during this rapidly evolving situation. The COVID-19 pandemic has adversely impacted, and is expected to continue to adversely impact, our operations. During the first quarter of 2020, many state and local jurisdictions ordered all but certain essential businesses closed and executed extensive “shelter-in-place” or “stay-at-home” orders, many of which are currently still in place. These orders restricted our business operations and prompted us to temporarily close a significant portion of our stores during the quarter. The Company is taking measures to mitigate the impact of the COVID-19 pandemic including, but not limited to, borrowing $600.0 million under our senior secured asset-based revolving credit facility (“Amended Revolving Credit Facility”) to improve our cash position and preserve financial flexibility, deferring or eliminating discretionary capital and operating costs, improving working capital by renegotiating payment terms with our vendors and landlords and reducing labor costs as a result of temporary store closures. We also launched additional omnichannel capabilities, including curbside pickup, same day delivery and in-app purchases, to enable us to operate more effectively in the current environment. We will continue to monitor the situation closely and, if necessary, we could implement further measures to mitigate the impact of COVID-19 on our operations.

As a result of restrictions related to the pandemic, over 900 stores were closed at various points during the first quarter and approximately 800 stores were closed as of May 2, 2020. However, a significant number of our closed stores continued to generate sales through our curbside pickup and ship from store programs. As of June 4, 2020, approximately 1,000 of our 1,273 stores were open and fully operational.

Net sales for the first quarter of fiscal 2020 decreased 26.9% compared to the same period in the prior year. The decrease in net sales was primarily due to a 27.6% decrease in comparable store sales as a result of the temporary store closures due to the COVID-19 pandemic. Gross profit as a percent of net sales decreased during the first quarter of fiscal 2020 primarily due to deleveraging occupancy and distribution related costs as a result of the temporary store closures, the impact of tariffs on inventory we purchase from China, an increase in inventory charges to sell through slow-moving merchandise and a change in sales mix. The decrease was partially offset by benefits from our ongoing pricing and sourcing initiatives. We incurred an operating loss of $60.7 million in the first quarter of fiscal 2020 compared to operating income of $92.7 million in the same period in the prior year.  The operating loss in the current year was primarily the result of lower net sales.

Certain products that we import from China have been impacted by tariffs. We have taken steps to mitigate a portion of the financial impact of these tariffs, including, among other things, selectively increasing prices on certain of our products, sourcing products from alternative countries and negotiating lower prices with our suppliers in China. If additional tariffs are implemented, we cannot provide any assurances that our mitigation efforts will be successful and, as a result, such tariffs could have a material impact on our business.

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

The Company temporarily closed a significant number of stores during the first quarter of fiscal 2020 to comply with state and local regulations associated with the COVID-19 pandemic. All stores that have been temporarily closed due to the pandemic have continued to be included in the computation of comparable store sales.

Operating Information

The following tables set forth certain operating data:

	13 Weeks Ended
	May 2,	May 4,
	2020	2019
Stores open at beginning of period	1,274	1,258
New stores	1	4
Relocated stores opened	6	7
Closed stores	(4)	(2)
Relocated stores closed	(6)	(7)
Stores open at end of period	1,271	1,260

Average inventory per store (in thousands)	$832	$822
Comparable store sales	(27.6)%	(2.9)%
Comparable store sales, at constant currency	(27.4)%	(2.5)%

Results of Operations

The following table sets forth the percentage relationship to net sales of line items in our consolidated statements of comprehensive (loss) income. This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes.

	13 Weeks Ended
	May 2,	May 4,
	2020	2019
Net sales	100.0%	100.0%
Cost of sales and occupancy expense	72.3	61.8
Gross profit	27.7	38.2
Selling, general and administrative	35.2	29.3
Restructure charges	—	0.3
Store pre-opening costs	0.1	0.1
Operating (loss) income	(7.6)	8.5
Interest expense	4.8	3.4
Other (income) expense, net	(0.4)	0.3
(Loss) income before income taxes	(12.0)	4.8
Income taxes	(4.0)	1.3
Net (loss) income	(7.9)%	3.4%

13 Weeks Ended May 2, 2020 Compared to the 13 Weeks Ended May 4, 2019

Net Sales. Net sales decreased $293.8 million in the first quarter of fiscal 2020, or 26.9%, to $799.9 million compared to the first quarter of fiscal 2019. The decrease in net sales was due to a $296.0 million decrease in comparable store sales and a $3.5 million decrease in wholesale revenue. The decrease was partially offset by $3.1 million of net sales related to 11 additional stores opened (net of closures) since May 4, 2019. E-commerce sales, which are included in comparable store sales, increased $118.8 million in the first quarter of fiscal 2020, or 295.6%, to $159.1 million compared to the same period in the prior year. Comparable store sales decreased 27.6%, or 27.4% at constant exchange rates, due to a decrease in customer transactions as a result of the temporary store closures due to the COVID-19 pandemic, partially offset by an increase in average ticket.

Gross Profit. Gross profit was 27.7% of net sales in the first quarter of fiscal 2020 compared to 38.2% in the first quarter of fiscal 2019. The decrease was primarily due to deleveraging occupancy and distribution related costs as a result of the temporary store closures due to the COVID-19 pandemic, the impact of tariffs on inventory we purchase from China, an increase in inventory charges to sell through slow-moving merchandise and a change in sales mix. Gross profit includes $1.8 million of incremental COVID-19 related costs, including hazard pay for our distribution center team members and certain supply costs. The decrease was partially offset by benefits from our ongoing pricing and sourcing initiatives.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) was 35.2% of net sales in the first quarter of fiscal 2020 compared to 29.3% in the first quarter of fiscal 2019. SG&A decreased $39.3 million to $281.3 million in the first quarter of fiscal 2020 primarily resulting from the temporary store closures due to the COVID-19 pandemic. The decrease included a $22.7 million decrease in payroll-related costs as a result of furloughed team members, $5.6 million of CEO severance costs incurred in the first quarter of the prior year and $5.0 million of wage subsidies resulting from COVID-19 relief legislation enacted in the U.S. and Canada. In addition, marketing costs decreased $8.7 million and credit card fees decreased $3.8 million due primarily to lower sales. The decrease was partially offset by $7.6 million of incremental COVID-19 related costs, including hazard pay for store team members and sanitation supplies, and $1.5 million associated with operating 11 additional stores (net of closures) since May 4, 2019.

Restructure Charges. In the fourth quarter of fiscal 2018, we closed all of our Pat Catan’s stores. As a result of the closures, we recorded a charge totaling $3.1 million in the first quarter of fiscal 2019, primarily related to employee-related expenses.

Interest Expense. Interest expense increased $0.8 million to $38.1 million in the first quarter of fiscal 2020 compared to the same period in the prior year. The increase was primarily due to $2.8 million related to settlement payments associated with our interest rate swaps, $2.5 million related to a higher interest rate associated with our senior notes issued in July 2019 (“2027 Senior Notes”) and $1.4 million related to increased borrowing on our Amended Revolving Credit Facility. The increase was partially offset by a $6.3 million decrease as a result of a lower interest rate on our senior secured term loan credit facility (“Amended and Restated Term Loan Credit Facility”).

Income Taxes. The effective tax rate was 33.8% for the first quarter of fiscal 2020 compared to 27.9% for the first quarter of fiscal 2019. The effective tax rate for the first quarter of fiscal 2020 was higher than the same period in the prior year primarily due to the enactment of the Coronavirus Aid, Relief, and Economic Security Act in March 2020 that allows us to carry back net operating losses and claim refunds in tax years with higher rates.

Liquidity and Capital Resources

We require cash principally for day-to-day operations, to finance capital investments (including possible acquisitions), purchase inventory, service our outstanding debt and for seasonal working capital needs. We expect that our available cash, cash flow generated from operating activities and funds available under our Amended Revolving Credit Facility will be sufficient to fund planned capital expenditures, working capital requirements, debt repayments, debt service requirements and anticipated growth for the foreseeable future. Our ability to satisfy our liquidity needs and continue to refinance or reduce debt could be adversely affected by the occurrence of any of the events described under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended February 1, 2020 and in this Quarterly Report on Form 10-Q or our failure to meet our debt covenants. As a result of the COVID-19 pandemic, there is significant uncertainty surrounding the potential impact on our results of operations and cash flows. As a precautionary measure, we borrowed $600.0 million under our Amended Revolving Credit Facility during the first quarter of fiscal 2020 to improve our cash position and preserve financial flexibility. In May 2020, we repaid $300.0 million of outstanding borrowings using cash on hand. In addition, we have taken other steps to increase available cash and reduce costs, including, but not limited to, deferring or eliminating discretionary capital and operating costs, improving working capital by renegotiating payment terms with our vendors and landlords, and reducing labor costs as a result of the temporary store closures. We also launched additional omnichannel capabilities, including curbside pickup, same day delivery and in-app purchases, to enable us to operate more effectively in the current environment. Our cash and cash equivalents totaled $926.8 million at May 2, 2020.

Our Amended Revolving Credit Facility provides senior secured financing of up to $850 million, subject to a borrowing base. As of May 2, 2020, the borrowing base was $826.9 million, of which we had $89.2 million of outstanding standby letters of credit and $137.7 million of unused borrowing capacity. As of May 2, 2020, we are in compliance with all debt covenants.

In May 2020, following the completion of a strategic review of our Darice business in the United States, the Company adopted a plan to close the Darice wholesale operations (the “Plan”). The Company expects the closure process to be substantially completed by November 30, 2020. As a result, the Company expects the fiscal 2020 after-tax cost of implementing the Plan to be approximately $46 million to $52 million, consisting primarily of costs associated with the liquidation of inventory, employee-related expenses and costs associated with the write-off of intangible assets. In fiscal 2019, Darice’s net sales totaled approximately $80 million and they had no material impact on the Company’s operating income.

We had total outstanding debt of $3,276.3 million at May 2, 2020, of which $2,776.3 million was subject to variable interest rates and $500.0 million was subject to fixed interest rates. In April 2018, we executed two interest rate swaps with an aggregate notional value of $1 billion associated with our outstanding Amended and Restated Term Loan Credit Facility. The swaps replaced the one-month LIBOR with a fixed interest rate of 2.7765%.

In April 2020, we executed two interest rate cap agreements with an aggregate notional value of $2 billion associated with our outstanding Amended and Restated Term Loan Credit Facility. The interest rate caps have an effective date of September 30, 2020 and April 30, 2021, respectively. The interest rate caps have a maturity date of April 30, 2025 and were executed for risk management and are not held for trading purposes. The interest rate caps will effectively cap our LIBOR exposure on a portion of our Amended and Restated Term Loan Credit Facility at 1%.

In September 2018, the Board of Directors authorized a new share repurchase program for the Company to purchase $500 million of the Company’s common stock on the open market or through accelerated share repurchase transactions. The share repurchase program does not have an expiration date, and the timing and number of repurchase transactions under the program will depend on market conditions, corporate considerations, debt agreements and regulatory requirements. Shares repurchased under the program are held as treasury shares until retired. During the three months ended May 2, 2020, we did not repurchase any shares under our share repurchase program. As of May 2, 2020, we had $293.5 million of availability remaining under our current share repurchase program.

Our substantial indebtedness could adversely affect our ability to raise additional capital, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk and prevent us from meeting our obligations. Management reacts strategically to changes in economic conditions, including those created by the COVID-19 pandemic, and monitors compliance with debt covenants to seek to mitigate any potential material impacts to our financial condition and flexibility.

We intend to use excess operating cash flows to invest in growth opportunities (including possible acquisitions), repurchase outstanding shares and repay portions of our indebtedness, depending on prevailing market conditions, liquidity requirements, existing economic conditions, contractual restrictions and other factors. As such, we and our subsidiaries, affiliates and significant shareholders may, from time to time, seek to retire or purchase our outstanding debt (including publicly issued debt) through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise. If we use our excess cash flows to repay our debt, it will reduce the amount of excess cash available for additional capital expenditures.

Cash Flow from Operating Activities

Cash flows used in operating activities were $55.5 million in the first quarter of fiscal 2020 compared to cash flows provided by operating activities of $33.8 million in the first quarter of fiscal 2019. The decrease in cash flows from operating activities was primarily due to operating losses incurred in the first quarter of fiscal 2020 as a result of the temporary store closures due to the COVID-19 pandemic, partially offset by steps we have taken to preserve liquidity, including renegotiating payment terms with our vendors and landlords.

Inventory at the end of the first quarter of fiscal 2020 increased $9.0 million, or 0.8%, to $1,110.8 million, compared to $1,101.7 million at the end of the first quarter of fiscal 2019. The increase in inventory was primarily due to lower sales as a result of the temporary store closures due to the COVID-19 pandemic, tariffs enacted on product that we purchase from China and additional inventory associated with the operation of 11 additional stores (net of closures) since May 4, 2019. Average inventory per store (inclusive of distribution centers, in-transit and inventory for the Company’s e-commerce site) increased 1.2% to $832,000 at May 2, 2020 from $822,000 at May 4, 2019.

Cash Flow from Investing Activities

The following table includes capital expenditures paid during the periods presented (in thousands):

	13 Weeks Ended
	May 2,	May 4,
	2020	2019
New and relocated stores including stores not yet opened (1)	$3,207	$5,006
Existing stores	4,120	7,499
Information systems	12,463	8,928
Corporate and other	2,066	3,668
	$21,856	$25,101
(1)	In the first quarter of fiscal 2020, we incurred capital expenditures related to the opening of seven stores, including the relocation of six stores. In the first quarter of fiscal 2019, we incurred capital expenditures related to the opening of 11 stores, including the relocation of seven stores.

Non-GAAP Measures

The following table sets forth certain non-GAAP measures used by the Company to manage our performance and measure compliance with certain debt covenants. The Company defines “EBITDA” as net income before interest, income taxes, depreciation and amortization. The Company defines “Adjusted EBITDA” as EBITDA adjusted for certain defined amounts in accordance with the Company’s Amended Revolving Credit Facility and our Amended and Restated Term Loan Credit Facility (collectively defined as the “Senior Secured Credit Facilities”).

The Company has presented EBITDA and Adjusted EBITDA to provide investors with additional information to evaluate our operating performance and our ability to service our debt. Adjusted EBITDA is used in the required calculations of fixed charge coverage and leverage ratios under the Company’s Senior Secured Credit Facilities, which, under certain circumstances determine mandatory repayments or maintenance covenants and may restrict the Company’s ability to make certain payments (characterized as restricted payments), investments (including acquisitions) and debt repayments.

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

The following table shows a reconciliation of EBITDA and Adjusted EBITDA to net (loss) income and net cash (used in) provided by operating activities (in thousands):

	13 Weeks Ended
	May 2,	May 4,
	2020	2019
Net cash (used in) provided by operating activities	$(55,527)	$33,798
Non-cash operating lease expense	(81,171)	(81,371)
Depreciation and amortization	(32,843)	(31,489)
Share-based compensation	(8,535)	(7,251)
Debt issuance costs amortization	(940)	(1,237)
Loss on write-off of investment	—	(5,036)
Accretion of long-term debt, net	(66)	130
Restructure charges	—	(3,087)
Deferred income taxes	2,861	(140)
Gain on sale of building	101	—
Changes in assets and liabilities	112,615	133,374
Net (loss) income	(63,505)	37,691
Interest expense	38,122	37,359
Income taxes	(32,373)	14,575
Depreciation and amortization	32,843	31,489
Interest income	(1,023)	(811)
EBITDA	(25,936)	120,303
Adjustments:
COVID-19 expense (1)	14,848	—
Share-based compensation	8,535	7,251
Restructure charges	—	3,087
Severance costs	798	2,542
Store pre-opening costs	1,159	1,226
Store remodel costs	215	66
Foreign currency transaction gains	(1,846)	(74)
Store closing costs	669	(821)
CEO severance costs	—	5,569
Other (2)	2,746	964
Adjusted EBITDA	$1,188	$140,113
(1)	Includes costs attributable to the COVID-19 pandemic including hazard pay for team members, costs associated with furloughed employees, certain inventory charges and sanitation supplies.
(2)	Other adjustments primarily relate to items such as moving and relocation expenses, franchise taxes, sign-on bonuses, director’s fees and search costs.

Disclosure Regarding Forward-Looking Information

The above discussion, as well as other portions of this Quarterly Report on Form 10-Q, contains forward-looking statements that reflect our plans, estimates and beliefs. Statements regarding sufficiency of capital resources and planned uses of excess cash flow as well as any other statements contained herein (including, but not limited to, statements to the effect that Michaels or its management “anticipates”, “plans”, “estimates”, “expects”, “believes”, “intends” and other similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our Annual Report. Such forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance or achievements to be materially different from anticipated results, prospects, performance or achievements expressed or implied by such forward-looking statements. Most of these factors are outside of our control and are difficult to predict. Such risks and uncertainties include, but are not limited to the following:

●	risks related to the effect of economic uncertainty;

●	risks related to our substantial indebtedness;

●	restrictions in our debt agreements that limit our flexibility in operating our business;

●	changes in customer demand could materially adversely affect our sales, results of operations and cash flow;

●	competition, including internet-based competition, could negatively impact our business;

●	a weak fourth quarter would materially adversely affect our results of operations;

●	unexpected or unfavorable consumer responses to our promotional or merchandising programs could materially adversely affect our sales, results of operations, cash flow and financial condition;

●	evolving foreign trade policy (including tariffs imposed on certain foreign-made goods) may adversely affect our business;

●	our reliance on foreign suppliers increases our risk of obtaining adequate, timely and cost-effective product supplies;

●	our results may be adversely affected by serious disruptions or catastrophic events, including geo-political events and weather;

●	our business has been, and is expected to continue to be, adversely affected by the ongoing COVID-19 pandemic;

●	our failure to adequately maintain security and prevent unauthorized access to electronic and other confidential information, which could result in an additional data breach, could materially adversely affect our financial condition and operating results;

●	we may be subject to information technology system failures or network disruptions, or our information systems may prove inadequate, resulting in damage to our reputation, business operations and financial condition;

●	our failure to increase comparable store sales and optimize our store portfolio could impair our ability to improve our sales, profitability and cash flows;

●	damage to the reputation of the Michaels brand or our private and exclusive brands could adversely affect our sales;

●	risks associated with the suppliers from whom our products are sourced and transitioning to other qualified vendors could materially adversely affect our revenue and profit growth;

●	changes in regulations or enforcement, or our failure to comply with existing or future regulations, may adversely impact our business;

●	significant increases in inflation or commodity prices such as petroleum, natural gas, electricity, steel, wood, and paper may adversely affect our costs, including cost of merchandise;

●	improvements to our supply chain may not be fully successful;

●	we are exposed to fluctuations in exchange rates between the U.S. and Canadian dollar, which is the functional currency of our Canadian subsidiaries;

●	the Company’s ability to execute its strategic initiatives could be impaired if it fails to retain its senior management team;

●	any difficulty executing or integrating an acquisition, a business combination or a major business initiative could adversely affect our business or results of operations;

●	our marketing programs, e-commerce initiatives and use of consumer information are governed by an evolving set of laws and enforcement trends and unfavorable changes in those laws or trends, or our failure to comply with existing or future laws, could substantially harm our business and results of operations;

●	product recalls and/or product liability, as well as changes in product safety and other consumer protection laws, may adversely impact our operations, merchandise offerings, reputation, results of operation, cash flow, and financial condition;

●	changes in estimates or projections used to assess fair value of intangible assets, goodwill and property and equipment may cause us to incur impairment charges that could adversely affect our results of operations;

●	disruptions in the capital markets could increase our costs of doing business;

●	our real estate leases generally obligate us for long periods, which subjects us to various financial risks;

●	we have co-sourced certain of our information technology, accounts payable, payroll, accounting and human resources functions, and may co-source other administrative functions, which makes us more dependent upon third parties;

●	failure to attract and retain quality sales, distribution center and other team members in appropriate numbers as well as experienced buying and management personnel could adversely affect our performance;

●	affiliates of, or funds advised by, Bain Capital Private Equity, L.P. own approximately 36% of the outstanding shares of our common stock and as a result will have the ability to strongly influence our decisions, and they may have interests that differ from those of other stockholders;

●	our executive officers hold or may hold restricted shares or option awards that will vest upon a change of control, these officers may have an economic incentive to support a transaction that may not be viewed as favorable by other stockholders; and

●	our holding company structure makes us, and certain of our direct and indirect subsidiaries, dependent on the operations of our, and their, subsidiaries to meet our financial obligations.

For more details on factors that may cause actual results to differ materially from such forward-looking statements see the Risk Factors section of our Annual Report. Except as required by applicable law, we disclaim any intention to, and undertake no obligation to, update or revise any forward-looking statement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We are exposed to fluctuations in exchange rates between the U.S. and Canadian dollar, which is the functional currency of our Canadian subsidiaries. Our sales, costs and expenses of our Canadian subsidiaries, when translated into U.S. dollars, can fluctuate due to exchange rate movement. A 10% increase or decrease in the exchange rate of the Canadian dollar would have increased or decreased net income by approximately $2 million for the 13 weeks ended May 2, 2020.

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our Amended and Restated Term Loan Credit Facility and our Amended Revolving Credit Facility. The interest rates on our Amended and Restated Term Loan Credit Facility and our Amended Revolving Credit Facility will reprice periodically, which will impact our earnings and cash flow. In April 2018, we executed two interest rate swap agreements with an aggregate notional value of $1 billion which are intended to mitigate interest rate risk associated with future changes in interest rates for borrowings under our Amended and Restated Term Loan Credit Facility. As a result of these interest rate swaps, our exposure to interest rate volatility for $1 billion of our Amended and Restated Term Loan Credit Facility was eliminated beginning in the second quarter of fiscal 2018. In April 2020, we executed two interest rate cap agreements with an aggregate notional value of $2 billion associated with our outstanding Amended and Restated Term Loan Credit Facility. The interest rate caps will effectively cap our LIBOR exposure on a portion the Amended Term Loan Credit Facility at 1%. The interest rate on our 2027 Senior Notes is fixed. Based on our overall interest rate exposure to variable rate debt outstanding as of May 2, 2020, a 100 basis point change in interest rates would impact income before income taxes by approximately $14 million for fiscal 2020. A 100 basis point change in interest rates would impact the fair value of our long-term fixed rate debt by approximately $7 million. A change in interest rates would not materially affect the fair value of our variable rate debt as the debt reprices periodically.

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

An evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act, is accumulated and communicated to management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms.

Change in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended May 2, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are now, and may be in the future, involved in various lawsuits, claims and proceedings incident to the ordinary course of business. Although the results of these legal proceedings cannot be predicted with certainty, management believes that the final outcome of such current proceedings will not have a material adverse effect on our results of operations or financial condition.

ITEM 1A. RISK FACTORS

Except as set forth below, as of the date of this report, there are no material changes to the Risk Factors described in the Annual Report on Form 10-K for the year ended February 1, 2020.

Our business has been, and is expected to continue to be, adversely affected by the ongoing COVID-19 pandemic.

In late 2019, a new strain of the coronavirus (“COVID-19”) was detected in Wuhan, China and other jurisdictions and has since spread to other parts of the world, including the U.S. In an effort to mitigate the continued spread of the virus, federal, state and local governments, as well as certain private entities, mandated various restrictions, including stay-at-home orders, travel restrictions, restrictions on public gatherings and quarantining of people who may have been exposed to the virus. As a result of these restrictions, a significant number of our stores were closed during the first quarter of fiscal 2020. Accordingly, we have experienced, and expect to continue to experience, significant decreases in demand for our products and a corresponding negative impact on our net sales. As restrictions are lifted and stores are reopened, we anticipate that we will continue to be negatively impacted by reduced store traffic and consumer spending due to, among other things, consumer anxiety regarding shopping in physical stores, significant continued unemployment and concerns about the state of the economy. In addition, future waves of COVID-19 could require us to close stores again if stay-at-home orders are reinstated.

There remains significant uncertainty surrounding the overall impact of the COVID-19 pandemic on our business.  As such, we are unable to accurately predict the impact that the pandemic will have on our results of operations, liquidity and financial position.  Additional potential impacts include those related to:

●	our ability to meet obligations to our business partners, including our amended revolving credit facility and lease obligations;
●	the failure of third parties on which we rely, including our suppliers, to meet their obligations to us, which may be caused by their own financial or operational difficulties, travel restrictions and border closures, or disruptions with sourcing raw materials, manufacturing, delivery, shipping, exports, imports, and in our supply chains;
●	the impact on our workforce, including limitations on travel and work locations, quarantines, implementing a smaller workforce, pay reductions and temporary leaves of absence;
●	the cancellation of group events at our stores;
●	any additional government and regulatory restrictions that limit or close operating facilities, including our stores, or restrict operations of our business partners, suppliers or customers; and
●	credit availability and cost due to disruptions and volatility in the financial markets.

The ultimate impact of the COVID-19 pandemic on our business will be dependent on, among other things, the duration of quarantines and other global travel restrictions, the severity of the virus, the duration of the outbreak and the public’s response to the outbreak.  The COVID-19 pandemic may also have the effect of heightening other risks disclosed in the Risk Factors section included in our Form 10-K filed on March 17, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides certain information with respect to our purchases of shares of the Company’s common stock during the first quarter of fiscal 2020:

				Approximate Dollar Value
			Total Number of	of Shares That May
			Shares Purchased	Yet Be Purchased
	Total Number of	Average Price	as Part of Publicly	Under the Plan (2)
Period	Shares Purchased (1)	Paid per Share	Announced Plan (2)	(in thousands)
February 2, 2020 - February 29, 2020	11,524	$4.29	—	$293,524
March 1, 2020 - April 4, 2020	189,213	1.63	—	293,524
April 5, 2020 - May 2, 2020	11,516	2.90	—	293,524
Total	212,253	$1.85	—	$293,524
(1)	These amounts reflect the surrender of shares of common stock to the Company to satisfy tax withholding obligations in connection with the vesting of employee restricted stock equity awards.

(2)	In September 2018, the Board of Directors authorized the Company to purchase up to $500 million of the Company’s common stock on the open market or through accelerated share repurchase transactions. The share repurchase program does not have an expiration date. The Company has retired and intends to continue to retire shares repurchased under the program.

ITEM 6. EXHIBITS

(a)	Exhibits:

Exhibit Number	Description of Exhibit

10.1*	Form of Long-Term Cash Incentive Award Agreement (previously filed as Exhibit 10.1 to Form 8-K filed by the Company on April 14, 2020, SEC File No. 001-36501).

10.2*	Letter Agreement, effective April 1, 2020, from the Company to Mark S. Cosby (previously filed as Exhibit 10.2 to Form 8-K filed by the Company on April 14, 2020, SEC File No. 001-36501).

31.1

Certifications of Ashley Buchanan pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2

Certifications of James E. Sullivan pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

THE MICHAELS COMPANIES, INC.

By:	/s/ Ashley Buchanan
Ashley Buchanan
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ James E. Sullivan
James E. Sullivan
Chief Accounting Officer and Controller (Principal Financial Officer and Principal Accounting Officer)

Date: June 5, 2020