Form 10-Q
period 2020-08-01
Michaels Companies, Inc.
filed 2020-09-03
CIK 1593936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2020

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

As of August 25, 2020, 147,437,563 shares of The Michaels Companies, Inc.’s common stock were outstanding.

THE MICHAELS COMPANIES, INC.

Part I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE MICHAELS COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019
Net sales	$1,148,170	$1,033,689	$1,948,058	$2,127,408
Cost of sales and occupancy expense	805,658	666,703	1,383,724	1,342,783
Gross profit	342,512	366,986	564,334	784,625
Selling, general and administrative	289,053	290,074	570,394	610,670
Restructure charges	—	3,869	—	6,956
Store pre-opening costs	186	1,743	1,345	2,969
Operating income (loss)	53,273	71,300	(7,405)	164,030
Interest expense	36,740	40,134	74,863	77,493
Losses on early extinguishments of debt and refinancing costs	—	1,155	—	1,155
Other expense (income), net	1,365	(252)	(1,558)	2,853
Income (loss) before income taxes	15,168	30,263	(80,710)	82,529
Income taxes	22,925	5,716	(9,448)	20,291
Net (loss) income	$(7,757)	$24,547	$(71,262)	$62,238

Other comprehensive income (loss), net of tax:
Foreign currency and cash flow hedges	8,960	(4,762)	(5,376)	(9,588)
Comprehensive income (loss)	$1,203	$19,785	$(76,638)	$52,650

(Loss) earnings per common share:
Basic	$(0.05)	$0.16	$(0.48)	$0.39
Diluted	$(0.05)	$0.16	$(0.48)	$0.39
Weighted-average common shares outstanding:
Basic	147,296	157,272	147,080	157,511
Diluted	147,296	157,273	147,080	157,535

See accompanying notes to consolidated financial statements.

THE MICHAELS COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	August 1,	February 1,	August 3,
ASSETS	2020	2020	2019
Current Assets:
Cash and equivalents	$651,118	$409,964	$130,981
Merchandise inventories	1,021,691	1,097,109	1,256,465
Prepaid expenses and other	60,721	62,287	69,672
Accounts receivable, net	31,043	30,442	23,941
Total current assets	1,764,573	1,599,802	1,481,059
Property and equipment, at cost	1,738,883	1,706,520	1,703,912
Less accumulated depreciation and amortization	(1,326,620)	(1,276,088)	(1,266,421)
Property and equipment, net	412,263	430,432	437,491
Operating lease assets	1,552,626	1,610,013	1,611,029
Goodwill	94,290	94,290	112,069
Other intangible assets, net	59,839	66,417	14,082
Deferred income taxes	22,435	18,201	28,142
Other assets	17,322	18,940	23,277
Total assets	$3,923,348	$3,838,095	$3,707,149

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$627,619	$476,298	$533,473
Accrued liabilities and other	368,075	347,136	321,847
Current portion of operating lease liabilities	329,465	306,796	298,993
Current portion of long-term debt	24,900	24,900	24,900
Income taxes payable	29,141	41,236	11,974
Total current liabilities	1,379,200	1,196,366	1,191,187
Long-term debt	2,633,643	2,644,460	2,655,391
Long-term operating lease liabilities	1,317,378	1,357,821	1,377,039
Other liabilities	103,010	85,912	71,102
Total liabilities	5,433,231	5,284,559	5,294,719

Commitments and contingencies

Stockholders’ Deficit:
Common stock, $0.06775 par value, 350,000 shares authorized; 147,437 shares issued and outstanding at August 1, 2020; 146,803 shares issued and outstanding at February 1, 2020; and 155,199 shares issued and outstanding at August 3, 2019	9,897	9,852	10,419
Additional paid-in-capital	18,046	4,872	—
Accumulated deficit	(1,509,619)	(1,438,357)	(1,573,843)
Accumulated other comprehensive loss	(28,207)	(22,831)	(24,146)
Total stockholders’ deficit	(1,509,883)	(1,446,464)	(1,587,570)
Total liabilities and stockholders’ deficit	$3,923,348	$3,838,095	$3,707,149

See accompanying notes to consolidated financial statements.

THE MICHAELS COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	26 Weeks Ended
	August 1,	August 3,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(71,262)	$62,238
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Non-cash operating lease expense	161,542	162,861
Depreciation and amortization	64,090	62,730
Share-based compensation	13,188	12,006
Debt issuance costs amortization	1,882	2,539
Loss on write-off of investment	—	5,036
Accretion of long-term debt, net	131	(262)
Restructure charges	—	6,956
Impairment of intangible assets	3,500	—
Deferred income taxes	(2,979)	39
Gain on sale of building	(101)	—
Losses on early extinguishments of debt and refinancing costs	—	1,155
Changes in assets and liabilities:
Merchandise inventories	76,027	(148,311)
Prepaid expenses and other	1,566	(10,782)
Accounts receivable	8,384	37,674
Other assets	1,232	(9,391)
Operating lease liabilities	(121,203)	(140,287)
Accounts payable	150,391	44,537
Accrued interest	7,367	(1,045)
Accrued liabilities and other	12,406	(54,843)
Income taxes	(19,953)	(34,327)
Other liabilities	13,541	(631)
Net cash provided by (used in) operating activities	299,749	(2,108)

Cash flows from investing activities:
Additions to property and equipment	(46,449)	(57,533)
Proceeds from sale of building	875	—
Net cash used in investing activities	(45,574)	(57,533)

Cash flows from financing activities:
Common stock repurchased	(571)	(27,289)
Payments on term loan credit facility	(12,450)	(12,450)
Payment of 2020 senior subordinated notes	—	(510,000)
Issuance of 2027 senior notes	—	500,000
Borrowings on asset-based revolving credit facility	600,000	—
Payments on asset-based revolving credit facility	(600,000)	—
Payment of debt refinancing costs	—	(6,032)
Proceeds from stock options exercised	—	506
Net cash used in financing activities	(13,021)	(55,265)

Net change in cash and equivalents	241,154	(114,906)
Cash and equivalents at beginning of period	409,964	245,887
Cash and equivalents at end of period	$651,118	$130,981

Supplemental cash flow information:
Cash paid for interest	$66,196	$76,991
Cash paid for taxes	$13,612	$54,676

See accompanying notes to consolidated financial statements.

THE MICHAELS COMPANIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands)

(Unaudited)

	13 Weeks Ended
					Accumulated
	Number of		Additional		Other
	Common	Common	Paid-in	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	Loss	Total
Balance at May 2, 2020	147,343	$9,890	$13,716	$(1,501,862)	$(37,167)	$(1,515,423)
Net loss	—	—	—	(7,757)	—	(7,757)
Foreign currency and cash flow hedges	—	—	—	—	8,960	8,960
Share-based compensation	—	—	4,507	—	—	4,507
Exercise of stock options and other awards	151	10	(10)	—	—	—
Repurchase of stock and retirements	(57)	(3)	(167)	—	—	(170)
Balance at August 1, 2020	147,437	$9,897	$18,046	$(1,509,619)	$(28,207)	$(1,509,883)

Balance at May 4, 2019	158,126	$10,620	$11,900	$(1,590,494)	$(19,384)	$(1,587,358)
Net income	—	—	—	24,547	—	24,547
Foreign currency and cash flow hedges	—	—	—	—	(4,762)	(4,762)
Share-based compensation	—	—	5,154	—	—	5,154
Exercise of stock options and other awards	39	2	(2)	—	—	—
Repurchase of stock and retirements	(3,011)	(203)	(17,052)	(7,896)	—	(25,151)
Issuance of restricted stock awards	45	—	—	—	—	—
Balance at August 3, 2019	155,199	$10,419	$—	$(1,573,843)	$(24,146)	$(1,587,570)

	26 Weeks Ended
					Accumulated
	Number of		Additional		Other
	Common	Common	Paid-in	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	Loss	Total
Balance at February 1, 2020	146,803	$9,852	$4,872	$(1,438,357)	$(22,831)	$(1,446,464)
Net loss	—	—	—	(71,262)	—	(71,262)
Foreign currency and cash flow hedges	—	—	—	—	(5,376)	(5,376)
Share-based compensation	—	—	13,790	—	—	13,790
Exercise of stock options and other awards	916	62	(62)	—	—	—
Repurchase of stock and retirements	(310)	(17)	(554)	—	—	(571)
Issuance of restricted stock awards	28	—	—	—	—	—
Balance at August 1, 2020	147,437	$9,897	$18,046	$(1,509,619)	$(28,207)	$(1,509,883)

Balance at February 2, 2019	157,774	$10,594	$5,954	$(1,628,185)	$(14,558)	$(1,626,195)
Net income	—	—	—	62,238	—	62,238
Foreign currency and cash flow hedges	—	—	—	—	(9,588)	(9,588)
Share-based compensation	—	—	12,758	—	—	12,758
Exercise of stock options and other awards	594	40	466	—	—	506
Repurchase of stock and retirements	(3,240)	(215)	(19,178)	(7,896)	—	(27,289)
Issuance of restricted stock awards	71	—	—	—	—	—
Balance at August 3, 2019	155,199	$10,419	$—	$(1,573,843)	$(24,146)	$(1,587,570)

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

We report on the basis of a 52-week or 53-week fiscal year, which ends on the Saturday closest to January 31. All references to fiscal year mean the year in which that fiscal year began. References to “fiscal 2020” relate to the 52 weeks ending January 30, 2021 and references to “fiscal 2019” relate to the 52 weeks ended February 1, 2020. In addition, all references to “the second quarter of fiscal 2020” relate to the 13 weeks ended August 1, 2020 and all references to “the second quarter of fiscal 2019” relate to the 13 weeks ended August 3, 2019. Finally, all references to “the six months ended August 1, 2020” relate to the 26 weeks ended August 1, 2020 and all references to “the six months ended August 3, 2019” relate to the 26 weeks ended August 3, 2019. The results of operations for the 13 and 26 weeks ended August 1, 2020 are not indicative of the results to be expected for the entire year due to the seasonal nature of our business and the financial impact of the COVID-19 pandemic.

COVID-19 Pandemic

In March 2020, the World Health Organization declared the current COVID-19 outbreak to be a global pandemic. In response to the pandemic, many state and local jurisdictions ordered non-essential businesses closed and executed extensive stay-at-home orders. These orders resulted in the temporary closure of over 900 of our 1,275 stores which had a material adverse impact on our results of operations during the first quarter of fiscal 2020. During the second quarter of fiscal 2020, we reopened all of our stores and experienced a significant improvement in our business as net sales increased 11.1% compared to the same period in the prior year. Our liquidity position, which includes cash on hand and amounts available under our senior secured asset-based revolving credit facility (“Amended Revolving Credit Facility”), increased from $1.1 billion as of May 2, 2020 to $1.3 billion as of August 1, 2020. In addition, there were no amounts outstanding under our Amended Revolving Credit Facility as of the end of the second quarter of fiscal 2020. However, there remains significant uncertainty surrounding the future impact of the COVID-19 pandemic on our results of operations, and future waves of the pandemic could require us to close stores again if certain restrictions are reinstated by state and local authorities. We intend to continue to manage our liquidity position closely and invest in our omnichannel capabilities to meet the growing customer demand for a seamless omnichannel experience.

Share Repurchase Program

In September 2018, the Board of Directors authorized a new share repurchase program for the Company to purchase $500 million of the Company’s common stock on the open market or through accelerated share repurchase transactions. The share repurchase program does not have an expiration date, and the timing and number of repurchase transactions under the program will depend on market conditions, corporate considerations, debt agreements and regulatory requirements. Shares repurchased under the program are held as treasury shares until retired. During the six months ended

August 1, 2020, we did not repurchase any shares under our share repurchase program. As of August 1, 2020, we had $293.5 million of availability remaining under our current share repurchase program.

Darice Liquidation and Restructure Charges

In May 2020, the Company adopted a plan to close the Darice wholesale operations (“Darice”). As a result of the closure, we recorded a charge totaling $52.5 million in the second quarter of fiscal 2020, consisting primarily of a $45.5 million charge in gross profit related to the liquidation of inventory and $7.0 million included in selling, general and administrative associated with the write-off of indefinite-lived intangible assets and employee-related expenses. We expect the closure process to be substantially completed by November 30, 2020 and the fiscal 2020 pre-tax cost to be approximately $58 million to $62 million. In the first six months of fiscal 2020 and fiscal 2019, Darice’s net sales totaled $26.4 million and $40.1 million, respectively. Excluding the charges, Darice did not have a material impact on the Company’s operating income in the periods presented.

In the fourth quarter of fiscal 2018, we closed all of our Pat Catan’s stores. As a result of the closures, we recorded a charge totaling $7.0 million in the first six months of fiscal 2019, primarily related to employee-related expenses and the impairment of an indefinite-lived intangible asset.

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

The table below provides the fair values of our senior secured term loan facility (“Amended and Restated Term Loan Credit Facility”), our 8% senior notes maturing in 2027 (“2027 Senior Notes”) and our cash flow hedges.

	August 1,	February 1,	August 3,
	2020	2020	2019

	(in thousands)
Liabilities
Term loan credit facility	$2,072,446	$2,119,802	$2,125,045
Senior notes	473,140	449,675	481,525
Short-term portion of cash flow hedges	15,440	13,007	9,679
Long-term portion of cash flow hedges	5,948	3,555	8,902

The fair values of our Amended and Restated Term Loan Credit Facility and our 2027 Senior Notes were determined based on quoted market prices which are considered Level 1 inputs within the fair value hierarchy.

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

3. REVENUE RECOGNITION

Our revenue is primarily associated with sales of merchandise to customers within our stores, customers utilizing our e-commerce platforms and through Darice. Revenue from sales of our merchandise is recognized when the customer takes possession of the merchandise. Payment for our retail sales is typically due at the time of the sale.

Customer Receivables

As of August 1, 2020, February 1, 2020 and August 3, 2019, receivables from customers, which consist primarily of trade receivables related to Darice, were approximately $4.4 million, $13.3 million and $15.4 million, respectively, and are included in accounts receivable, net in the consolidated balance sheets.

Gift Cards

The gift card liability is included in accrued liabilities and other in the consolidated balance sheets. The following table includes activity related to gift cards (in thousands):

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019
Balance at beginning of period	$59,658	$55,708	$64,130	$61,071
Issuance of gift cards	11,405	13,140	18,310	24,465
Revenue recognized (1)	(11,619)	(13,668)	(22,218)	(29,415)
Gift card breakage	679	584	(99)	(357)
Balance at end of period	$60,123	$55,764	$60,123	$55,764
(1)	Revenue recognized from the beginning liability during the second quarters of fiscal 2020 and fiscal 2019 totaled $6.4 million and $7.5 million, respectively. Revenue recognized from the beginning liability during the first six months of fiscal 2020 and fiscal 2019 totaled $12.4 million and $15.8 million, respectively.

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

Our operating lease assets represent our right to use an underlying asset for the lease term and our operating lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The commencement date is the earlier of the date when we become legally obligated for the rent payments or the date when we take possession of the building for construction purposes. In addition, operating lease assets are net of lease incentives received. As our leases do not contain an implicit rate of return, we use our estimated incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. For operating leases that commenced prior to the adoption date of the new lease accounting standard, we used the incremental borrowing rate as of the adoption date. Lease expense for lease payments is recognized on a straight-line basis over the lease term. In fiscal 2020, we began negotiating certain rent concessions with our landlords, which consists primarily of rent abatements, to mitigate the economic effects of the COVID-19 pandemic. As of August 1, 2020, we received approximately $12 million in rent abatements that are included in our straight-line rent calculation.

We have lease agreements with lease and non-lease components, which are generally accounted for as a single lease component. Our short-term non-real estate leases, which have a non-cancelable lease term of less than one year, are not included in the operating lease assets or liabilities. Short-term lease expense is recognized on a straight-line basis over the lease term.

The components of lease costs are as follows (in thousands):

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019
Operating lease cost (1)	$107,197	$104,600	$213,628	$210,065
Variable lease cost (2)	38,127	36,077	77,571	72,517
Total lease cost	$145,324	$140,677	$291,199	$282,582
(1)	Includes an immaterial amount related to short-term non-real estate leases.
(2)	Includes taxes, insurance and common areas maintenance costs for our leased facilities which are paid based on actual cost incurred by the lessor. Also includes contingent rent which is immaterial in the periods presented.

Additional information related to our operating leases is as follows (in thousands, except weighted-average data):

	26 Weeks Ended
	August 1,	August 3,
	2020	2019
Operating cash outflows included in the measurement of lease liabilities	$174,760	$214,439
Operating lease assets obtained in exchange for new operating lease liabilities	$115,060	$133,137
Weighted-average remaining lease term	5.9 years	6.2 years
Weighted-average discount rate	6.7%	5.6%

Maturities of our lease liabilities are as follows as of August 1, 2020 (in thousands):

Fiscal Year
2020	$214,922
2021	412,898
2022	357,340
2023	294,707
2024	231,024
Thereafter	501,488
Total lease payments	$2,012,379
Less: Interest	(365,536)
Present value of lease liabilities	$1,646,843

Lease payments exclude $57.4 million related to 17 leases that have been signed as of August 1, 2020 but have not yet commenced.

5. DEBT

Long-term debt consists of the following (in thousands):

		August 1,	February 1,	August 3,
	Interest Rate	2020	2020	2019
Term loan credit facility	Variable	$2,170,100	$2,182,550	$2,195,000
Senior notes	8.00%	500,000	500,000	500,000
Total debt		2,670,100	2,682,550	2,695,000
Less unamortized discount and debt costs		(11,557)	(13,190)	(14,709)
Total debt, net		2,658,543	2,669,360	2,680,291
Less current portion		(24,900)	(24,900)	(24,900)
Long-term debt		$2,633,643	$2,644,460	$2,655,391

Revolving Credit Facility

As of August 1, 2020 and August 3, 2019, the borrowing base under our Amended Revolving Credit Facility was $689.9 million and $789.3 million, respectively, of which Michaels Stores, Inc. (“MSI”) had unused borrowing capacity of $601.7 million and $686.1 million, respectively. As of August 1, 2020 and August 3, 2019, outstanding standby letters of credit, which reduce our borrowing base, totaled $88.2 million and $103.2 million, respectively. As a result of the COVID-19 pandemic, we borrowed $600.0 million under our Amended Revolving Credit Facility in the first quarter of fiscal 2020 to improve our cash position and preserve financial flexibility. In the second quarter of fiscal 2020, all amounts outstanding under the credit facility were repaid with available cash on hand.

Interest Rate Swaps

In April 2018, we executed two interest rate swaps with an aggregate notional value of $1 billion associated with our outstanding Amended and Restated Term Loan Credit Facility. The interest rate swaps have a maturity date of April 30, 2021 and were executed for risk management and are not held for trading purposes. The objective of the interest rate swaps is to hedge the variability of cash flows resulting from fluctuations in the one-month LIBOR. The swaps replaced the one-month LIBOR with a fixed interest rate of 2.7765% and payments are settled monthly. The swaps qualify as cash flow hedges and changes in the fair values are recorded in accumulated other comprehensive income in the consolidated balance sheet. The changes in fair value are reclassified from accumulated other comprehensive income to interest expense in the same period that the hedged items affect earnings. Amounts reclassified from accumulated other comprehensive income to interest expense during the second quarters of fiscal 2020 and fiscal 2019 were $4.5 million and $0.9 million, respectively. Amounts reclassified from accumulated other comprehensive income to interest expense during the six months ended August 1, 2020 and August 3, 2019 were $8.0 million and $1.6 million, respectively.

Interest Rate Caps

In April 2020, we executed two interest rate cap agreements with an aggregate notional value of $2 billion associated with our outstanding Amended and Restated Term Loan Credit Facility. The interest rate caps have an effective date of September 30, 2020 and April 30, 2021, respectively. The interest rate caps have a maturity date of April 30, 2025 and were executed for risk management and are not held for trading purposes. The interest rate caps will effectively cap our LIBOR exposure on a portion of our Amended and Restated Term Loan Credit Facility at 1%. The interest rate caps qualify as cash flow hedges and changes in the fair values are recorded in accumulated other comprehensive income in the consolidated balance sheet. The changes in fair value are reclassified from accumulated other comprehensive income to interest expense in the same period that the hedged items affect earnings. There were no amounts reclassified from accumulated comprehensive income to interest expense during the periods presented.

6. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table includes detail regarding changes in the composition of accumulated other comprehensive loss (in thousands):

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019
Beginning of period	$(37,167)	$(19,384)	$(22,831)	$(14,558)
Foreign currency translation	7,540	2,259	(1,804)	(549)
Cash flow hedges	1,420	(7,021)	(3,572)	(9,039)
End of period	$(28,207)	$(24,146)	$(28,207)	$(24,146)

7. INCOME TAXES

Income tax expense increased $17.2 million for the second quarter of fiscal 2020 to $22.9 million compared to the same period in the prior year. The increase was due primarily to the cumulative impact of a change in estimated net operating losses and the related carryback provisions associated with the Coronavirus Aid, Relief, and Economic Security

Act in the second quarter of fiscal 2020 and a tax benefit associated with a state income tax settlement in the second quarter of fiscal 2019. Income taxes decreased $29.7 million for the first six months of fiscal 2020 to a $9.4 million benefit compared to the first six months of fiscal 2019. The decrease was primarily due to operating losses incurred during the first half of fiscal 2020, partially offset by the tax benefit associated with a state income tax settlement in fiscal 2019.

8. EARNINGS (LOSS) PER SHARE

The Company’s unvested restricted stock awards contain non-forfeitable rights to dividends and meet the criteria of a participating security as defined by ASC 260, “Earnings Per Share”. In applying the two-class method, net income is allocated to both common and participating securities based on their respective weighted-average shares outstanding for the period. Basic earnings (loss) per share is computed by dividing net income (loss) allocated to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average common shares outstanding plus the potential dilutive impact from stock options and restricted stock units. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. During the second quarter of fiscal 2020 and the first six months of fiscal 2020, we incurred a net loss and therefore all common stock equivalents were anti-dilutive and excluded from the diluted net loss per share calculation. As a result, the basic and dilutive losses per common share are the same for the second quarter of fiscal 2020 and first six months of fiscal 2020. There were 13.1 million and 11.3 million anti-dilutive shares during the second quarters of fiscal 2020 and fiscal 2019, respectively. There were 12.9 million and 11.6 million anti-dilutive shares during the six months ended August 1, 2020 and August 3, 2019, respectively.

The following table sets forth the computation of basic and diluted (loss) earnings per common share (in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019
Basic (loss) earnings per common share:
Net (loss) income	$(7,757)	$24,547	$(71,262)	$62,238
Less income related to unvested restricted shares	—	(29)	—	(68)
(Loss) income available to common shareholders - Basic	$(7,757)	$24,518	$(71,262)	$62,170

Weighted-average common shares outstanding - Basic	147,296	157,272	147,080	157,511

Basic (loss) earnings per common share	$(0.05)	$0.16	$(0.48)	$0.39

Diluted (loss) earnings per common share:
Net (loss) income	$(7,757)	$24,547	$(71,262)	$62,238
Less income related to unvested restricted shares	—	(29)	—	(68)
(Loss) income available to common shareholders - Diluted	$(7,757)	$24,518	$(71,262)	$62,170

Weighted-average common shares outstanding - Basic	147,296	157,272	147,080	157,511
Effect of dilutive stock options and restricted stock units	—	1	—	24
Weighted-average common shares outstanding - Diluted	147,296	157,273	147,080	157,535

Diluted (loss) earnings per common share	$(0.05)	$0.16	$(0.48)	$0.39

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

Our net sales by country are as follows (in thousands):

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019
United States	$1,037,294	$939,036	$1,762,233	$1,933,136
Canada	110,876	94,653	185,825	194,272
Total	$1,148,170	$1,033,689	$1,948,058	$2,127,408

10. RELATED PARTY TRANSACTIONS

Affiliates of, or funds advised by, The Blackstone Group, Inc. owned approximately 14% of our outstanding common stock as of August 1, 2020. Affiliates of The Blackstone Group, Inc. also held $4.9 million of our Amended and Restated Term Loan Credit Facility as of August 1, 2020.

The Blackstone Group, Inc. owns a majority equity position in ShopCore Properties, LP, Blackstone Real Estate DDR Retail Holdings III, LLC and Blackstone Real Estate RC Retail Holdings, LLC and has significant influence over Edens Limited Partnership, all of which are vendors we utilize to lease certain properties. Payments associated with these vendors during the second quarters of fiscal 2020 and fiscal 2019 were $2.5 million and $2.3 million, respectively. Payments made during the six months ended August 1, 2020 and August 3, 2019 were $4.5 million and $5.0 million, respectively. These expenses are included in cost of sales and occupancy expense in the consolidated statements of comprehensive income.

The Blackstone Group, Inc. has significant influence over JDA Software Group, Inc., a vendor we utilize for transportation and supply chain software. Payments associated with this vendor during the second quarters of fiscal 2020 and fiscal 2019 were $0.4 million and $0.8 million, respectively. Payments made during the six months ended August 1, 2020 and August 3, 2019 were $0.9 million and $1.5 million, respectively. These expenses are included in selling, general and administrative in the consolidated statements of comprehensive income.

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

Michaels Stores, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	August 1,	February 1,	August 3,
ASSETS	2020	2020	2019
Current assets:
Cash and equivalents	$650,324	$409,173	$130,194
Merchandise inventories	1,021,691	1,097,109	1,256,465
Prepaid expenses and other current assets	91,706	92,601	93,549
Total current assets	1,763,721	1,598,883	1,480,208
Property and equipment, net	412,263	430,432	437,491
Operating lease assets	1,552,626	1,610,013	1,611,029
Goodwill	94,290	94,290	112,069
Other intangible assets, net	59,839	66,417	14,082
Other assets	39,768	37,146	51,427
Total assets	$3,922,507	$3,837,181	$3,706,306

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$627,619	$476,298	$533,473
Accrued liabilities and other	367,681	346,657	321,473
Current portion of operating lease liabilities	329,465	306,796	298,993
Current portion of long-term debt	24,900	24,900	24,900
Income taxes payable	29,141	41,236	11,974
Total current liabilities	1,378,806	1,195,887	1,190,813
Long-term debt	2,633,643	2,644,460	2,655,391
Long-term operating lease liabilities	1,317,378	1,357,821	1,377,039
Other liabilities	157,729	141,582	127,800
Total stockholders’ deficit	(1,565,049)	(1,502,569)	(1,644,737)
Total liabilities and stockholders’ deficit	$3,922,507	$3,837,181	$3,706,306

Michaels Stores, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019
Net sales	$1,148,170	$1,033,689	$1,948,058	$2,127,408
Cost of sales and occupancy expense	805,658	666,703	1,383,724	1,342,783
Gross profit	342,512	366,986	564,334	784,625
Selling, general and administrative	288,803	289,827	569,908	610,214
Restructure charges	—	3,869	—	6,956
Store pre-opening costs	186	1,743	1,345	2,969
Operating income (loss)	53,523	71,547	(6,919)	164,486
Interest and other expense, net	38,106	39,886	73,307	80,355
Losses on early extinguishment of debt and refinancing costs	—	1,155	—	1,155
Income (loss) before income taxes	15,417	30,506	(80,226)	82,976
Income taxes	22,985	5,774	(9,332)	20,398
Net (loss) income	$(7,568)	$24,732	$(70,894)	$62,578

Other comprehensive income (loss), net of tax:
Foreign currency and cash flow hedges	8,960	(4,762)	(5,376)	(9,588)
Comprehensive income (loss)	$1,392	$19,970	$(76,270)	$52,990

Michaels Stores, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	26 Weeks Ended
	August 1,	August 3,
	2020	2019
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$299,175	$(3,839)

Cash flows from investing activities:
Additions to property and equipment	(46,449)	(57,533)
Proceeds from sale of building	875	—
Net cash used in investing activities	(45,574)	(57,533)

Cash flows from financing activities:
Net repayments of debt	(612,450)	(522,450)
Net borrowings of debt	600,000	500,000
Payment of debt refinancing costs	—	(6,032)
Payment of dividend to Michaels Funding, Inc.	—	(25,060)
Net cash used in financing activities	(12,450)	(53,542)

Net change in cash and equivalents	241,151	(114,914)
Cash and equivalents at beginning of period	409,173	245,108
Cash and equivalents at end of period	$650,324	$130,194

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

We report on the basis of a 52-week or 53-week fiscal year, which ends on the Saturday closest to January 31. All references to fiscal year mean the year in which that fiscal year began. References to “fiscal 2020” relate to the 52 weeks ending January 30, 2021 and references to “fiscal 2019” relate to the 52 weeks ended February 1, 2020. In addition, all references to “the second quarter of fiscal 2020” relate to the 13 weeks ended August 1, 2020 and all references to “the second quarter of fiscal 2019” relate to the 13 weeks ended August 3, 2019. Finally, all references to “the six months ended August 1, 2020” relate to the 26 weeks ended August 1, 2020 and all references to “the six months ended August 3, 2019” relate to the 26 weeks ended August 3, 2019. The results of operations for the 13 and 26 weeks ended August 1, 2020 are not indicative of the results to be expected for the entire year due to the seasonal nature of our business and the financial impact of the COVID-19 pandemic.

Overview

We are the largest arts and crafts specialty retailer in North America (based on store count) providing materials, project ideas and education for creative activities under the Michaels retail brand. We also operate a wholesale business under the Darice brand name and a market-leading, vertically-integrated custom framing business under the Artistree brand name. As of August 1, 2020, we operated 1,275 Michaels stores.

In March 2020, the World Health Organization declared the current COVID-19 outbreak to be a global pandemic. In response to the pandemic, many state and local jurisdictions ordered non-essential businesses closed and executed extensive stay-at-home orders. These orders resulted in the temporary closure of over 900 of our 1,275 stores which had a material adverse impact on our results of operations during the first quarter of fiscal 2020. During the second quarter of fiscal 2020, we reopened all of our stores and experienced a significant improvement in our business as net sales increased 11.1% compared to the same period in the prior year. Our liquidity position, which includes cash on hand and amounts available under our senior secured asset-based revolving credit facility (“Amended Revolving Credit Facility”), increased from $1.1 billion as of May 2, 2020 to $1.3 billion as of August 1, 2020. In addition, there were no amounts outstanding under our Amended Revolving Credit Facility as of the end of the second quarter of fiscal 2020.  However, there remains significant uncertainty surrounding the future impact of the COVID-19 pandemic on our results of operations, and future waves of the pandemic could require us to close stores again if certain restrictions are reinstated by state and local authorities. We intend to continue to manage our liquidity position closely and invest in our omnichannel capabilities to meet the growing customer demand for a seamless omnichannel experience.

In May 2020, we adopted a plan to close our Darice wholesale operations (“Darice”). As a result of the closure, we recorded a charge totaling $52.5 million, consisting primarily of a $45.5 million charge in gross profit related to the liquidation of inventory and $7.0 million included in selling, general and administrative associated with the write-off of indefinite-lived intangible assets and employee-related expenses. We expect the closure process to be substantially completed by November 30, 2020 and the fiscal 2020 pre-tax cost to be approximately $58 million to $62 million. In the first six months of fiscal 2020 and fiscal 2019, Darice’s net sales totaled $26.4 million and $40.1 million, respectively. Excluding the charges, Darice did not have a material impact on the Company’s operating income in the periods presented.

Net sales for the second quarter of fiscal 2020 increased 11.1% compared to the same period in the prior year. The increase in net sales was primarily due to a 12.0% increase in comparable store sales as a result of an increase in average ticket. Gross profit as a percent of net sales decreased during the second quarter of fiscal 2020 primarily due to the $45.5 million charge related to the closure of Darice, an increase in lower margin e-commerce sales, a change in sales mix and the impact of tariffs on inventory we purchase from China. The decrease was partially offset by occupancy cost leverage as a result of higher sales and benefits from our ongoing pricing and sourcing initiatives. Operating income decreased to $53.3 million in the second quarter of fiscal 2020 compared to $71.3 million in the same period in the prior year, primarily due to the charges related to the closure of Darice, partially offset by the increase in net sales.

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

The Company temporarily closed a significant number of stores during the first half of fiscal 2020 to comply with state and local regulations associated with the COVID-19 pandemic. All stores that were temporarily closed due to the pandemic have continued to be included in the computation of comparable store sales.

Operating Information

The following tables set forth certain operating data:

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019
Stores open at beginning of period	1,271	1,260	1,274	1,258
New stores	4	4	5	8
Relocated stores opened	—	1	6	8
Closed stores	—	(2)	(4)	(4)
Relocated stores closed	—	(1)	(6)	(8)
Stores open at end of period	1,275	1,262	1,275	1,262

Average inventory per store (in thousands)	$797	$944	$797	$944
Comparable store sales	12.0%	0.3%	(8.4)%	(1.4)%
Comparable store sales, at constant currency	12.3%	0.4%	(8.1)%	(1.1)%

Results of Operations

The following table sets forth the percentage relationship to net sales of line items in our consolidated statements of comprehensive income (loss). This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes.

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and occupancy expense	70.2	64.5	71.0	63.1
Gross profit	29.8	35.5	29.0	36.9
Selling, general and administrative	25.2	28.1	29.3	28.7
Restructure charges	—	0.4	—	0.3
Store pre-opening costs	—	0.2	0.1	0.1
Operating income (loss)	4.6	6.9	(0.4)	7.7
Interest expense	3.2	3.9	3.8	3.6
Losses on early extinguishments of debt and refinancing costs	—	0.1	—	0.1
Other expense (income), net	0.1	—	(0.1)	0.1
Income (loss) before income taxes	1.3	2.9	(4.1)	3.9
Income taxes	2.0	0.6	(0.5)	1.0
Net (loss) income	(0.7)%	2.4%	(3.7)%	2.9%

13 Weeks Ended August 1, 2020 Compared to the 13 Weeks Ended August 3, 2019

Net Sales. Net sales increased $114.5 million in the second quarter of fiscal 2020, or 11.1%, to $1,148.2 million compared to the second quarter of fiscal 2019. The increase in net sales was primarily due to a $121.5 million increase in comparable store sales and a $7.5 million increase related to 13 additional stores opened (net of closures) since August 3, 2019. The increase was partially offset by a $9.2 million decrease in wholesale revenue as a result of our decision to close Darice. E-commerce sales, which are included in comparable store sales, increased $142.8 million in the second quarter of fiscal 2020, or 353.1%, to $183.2 million compared to the same period in the prior year. Comparable store sales increased 12.0%, or 12.3% at constant exchange rates, due to an increase in average ticket, partially offset by a decrease in customer transactions.

Gross Profit. Gross profit was 29.8% of net sales in the second quarter of fiscal 2020 compared to 35.5% in the second quarter of fiscal 2019. The decrease was primarily due to the $45.5 million charge related to the closure of Darice, an increase in lower margin e-commerce sales, a change in sales mix and the impact of tariffs on inventory we purchase from China. Gross profit also includes $1.8 million of incremental COVID-19 related costs, including hazard pay for our distribution center team members and certain supply costs. The decrease was partially offset by occupancy cost leverage as a result of higher sales and benefits from our ongoing sourcing initiatives.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) was 25.2% of net sales in the second quarter of fiscal 2020 compared to 28.1% in the second quarter of fiscal 2019. SG&A decreased $1.0 million to $289.1 million in the second quarter of fiscal 2020 compared to the same period in the prior year. The decrease was primarily due to an $18.9 million decrease in payroll-related costs as a result of furloughed team members and $3.0 million of wage subsidies resulting from COVID-19 relief legislation. The decrease was partially offset by $7.2 million of incremental COVID-19 related costs, including hazard pay for store team members and sanitation supplies, a $7.0 million charge related to the closure of Darice, $4.9 million in performance-based compensation and $1.0 million associated with operating 13 additional stores (net of closures) since August 3, 2019.

Restructure Charges. In the fourth quarter of fiscal 2018, we closed all of our Pat Catan’s stores. As a result of the closures, we recorded a charge totaling $3.9 million in the second quarter of fiscal 2019, primarily related to employee-related expenses and the impairment of an indefinite-lived intangible asset.

Interest Expense. Interest expense decreased $3.4 million to $36.7 million in the second quarter of fiscal 2020 compared to the same period in the prior year. The decrease was partially due to a $7.9 million decrease as a result of a lower interest rate on our senior secured term loan credit facility (“Amended and Restated Term Loan Credit Facility”), partially offset by $3.6 million related to settlement payments associated with our cash flow hedges and $1.6 million related to increased borrowing on our Amended Revolving Credit Facility.

Losses on Early Extinguishments of Debt and Refinancing Costs. We recorded a loss on the early extinguishment of debt of $1.2 million during the second quarter of fiscal 2019 related to the redemption of our senior subordinated notes.

Income Taxes. Income tax expense increased $17.2 million for the second quarter of fiscal 2020 to $22.9 million compared to the same period in the prior year. The increase was due primarily to the cumulative impact of a change in estimated net operating losses and the related carryback provisions associated with the Coronavirus Aid, Relief, and Economic Security Act in the second quarter of fiscal 2020 and a tax benefit associated with a state income tax settlement in the second quarter of fiscal 2019.

26 Weeks Ended August 1, 2020 Compared to the 26 Weeks Ended August 3, 2019

Net Sales. Net sales decreased $179.4 million in the first six months of fiscal 2020, or 8.4%, to $1,948.1 million compared to the first six months of fiscal 2019. The decrease in net sales was primarily due to a $174.5 million decrease in comparable store sales and a $12.7 million decrease in wholesale revenue as a result of our decision to close Darice. The decrease was partially offset by a $10.6 million increase related to 13 additional stores opened (net of closures) since August 3, 2019. E-commerce sales, which are included in comparable store sales, increased $261.6 million in the first six months of fiscal 2020, or 324.4%, to $342.2 million compared to the same period in the prior year. Comparable store sales decreased 8.4%, or 8.1% at constant exchange rates, due to a decrease in customer transactions as a result of the temporary store closures due to the COVID-19 pandemic, partially offset by an increase in average ticket.

Gross Profit. Gross profit was 29.0% of net sales in the first six months of fiscal 2020 compared to 36.9% in the first six months of fiscal 2019. The decrease was primarily due to the $45.5 million charge related to the closure of Darice, the deleveraging of occupancy costs as a result of the temporary store closures due to the COVID-19 pandemic, an increase in lower margin e-commerce sales, a change in sales mix and the impact of tariffs on inventory we purchase from China. Gross profit also includes $3.6 million of incremental COVID-19 related costs, including hazard pay for our distribution center team members and certain supply costs. The decrease was partially offset by benefits from our ongoing sourcing initiatives.

Selling, General and Administrative. SG&A was 29.3% of net sales in the first six months of fiscal 2020 compared to 28.7% in the first six months of fiscal 2019. SG&A decreased $40.3 million to $570.4 million in the first six months of fiscal 2020. The decrease was primarily due to a $40.2 million decrease in payroll-related costs as a result of furloughed team members, an $11.8 million decrease in marketing costs, $8.0 million of wage subsidies resulting from COVID-19 relief legislation and $5.6 million of CEO severance costs incurred in the first six months of the prior year. The decrease was partially offset by $14.9 million of incremental COVID-19 related costs, including hazard pay for store team members and sanitation supplies, $8.1 million in performance-based compensation, a $7.0 million charge related to the closure of Darice in the second quarter of fiscal 2020 and $2.8 million associated with operating 13 additional stores (net of closures) since August 3, 2019.

Restructure Charges. In the fourth quarter of fiscal 2018, we closed all of our Pat Catan’s stores. As a result of the closures, we recorded a charge totaling $7.0 million in the first six months of fiscal 2019, primarily related to employee-related expenses and the impairment of an indefinite-lived intangible asset.

Interest Expense. Interest expense decreased $2.6 million to $74.9 million in the first six months of fiscal 2020 compared to the same period in the prior year. The decrease was primarily due to a $14.3 million decrease as a result of a lower interest rate on our Amended and Restated Term Loan Credit Facility, partially offset by $6.4 million related to settlement payments associated with our cash flow hedges, $3.0 million related to increased borrowing on our Amended

Revolving Credit Facility and $2.5 million related to a higher interest rate associated with our senior notes issued in July 2019 (“2027 Senior Notes”).

Losses on Early Extinguishments of Debt and Refinancing Costs. We recorded a loss on the early extinguishment of debt of $1.2 million during the first six months of fiscal 2019 related to the redemption of our senior subordinated notes.

Income Taxes. Income taxes decreased $29.7 million for the first six months of fiscal 2020 to a $9.4 million benefit compared to the same period in the prior year.  The decrease was primarily due to operating losses incurred during the first half of fiscal 2020, partially offset by a tax benefit associated with a state income tax settlement in fiscal 2019.

Liquidity and Capital Resources

We require cash principally for day-to-day operations, to finance capital investments, purchase inventory, service our outstanding debt and for seasonal working capital needs. We expect that our available cash, cash flow generated from operating activities and funds available under our Amended Revolving Credit Facility will be sufficient to fund planned capital expenditures, working capital requirements, debt repayments, debt service requirements and anticipated growth for the foreseeable future. We may also opportunistically pursue acquisitions and other inorganic growth opportunities, and our future capital investments may include expenditures for these transactions. Our ability to satisfy our liquidity needs and continue to refinance or reduce debt could be adversely affected by the occurrence of any of the events described under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended February 1, 2020 and in this Quarterly Report on Form 10-Q or our failure to meet our debt covenants. Our cash and cash equivalents totaled $651.1 million at August 1, 2020.

In March 2020, the World Health Organization declared the current COVID-19 outbreak to be a global pandemic. In response to the pandemic, many state and local jurisdictions ordered non-essential businesses closed and executed extensive stay-at-home orders. These orders resulted in the temporary closure of over 900 of our 1,275 stores which had a material adverse impact on our results of operations during the first quarter of fiscal 2020. During the second quarter of fiscal 2020, we reopened all of our stores and experienced a significant improvement in our business as net sales increased 11.1% compared to the same period in the prior year. Our liquidity position, which includes cash on hand and amounts available under our senior secured asset-based revolving credit facility (“Amended Revolving Credit Facility”), increased from $1.1 billion as of May 2, 2020 to $1.3 billion as of August 1, 2020. In addition, there were no amounts outstanding under our Amended Revolving Credit Facility as of the end of the second quarter of fiscal 2020.  However, there remains significant uncertainty surrounding the future impact of the COVID-19 pandemic on our results of operations, and future waves of the pandemic could require us to close stores again if certain restrictions are reinstated by state and local authorities. We intend to continue to manage our liquidity position closely and invest in our omnichannel capabilities to meet the growing customer demand for a seamless omnichannel experience.

Our Amended Revolving Credit Facility provides senior secured financing of up to $850 million, subject to a borrowing base. As of August 1, 2020, the borrowing base was $689.9 million, of which we had $88.2 million of outstanding standby letters of credit and $601.7 million of unused borrowing capacity. As a result of the COVID-19 pandemic, we borrowed $600.0 million under our Amended Revolving Credit Facility in the first quarter of fiscal 2020 to improve our cash position and preserve financial flexibility. In the second quarter of fiscal 2020, all amounts outstanding under the credit facility were repaid with available cash on hand. As of August 1, 2020, we are in compliance with all debt covenants.

In May 2020, the Company adopted a plan to close Darice. As a result of the closure, we recorded a charge totaling $52.5 million in the second quarter of fiscal 2020, consisting primarily of a $45.5 million charge in gross profit related to the liquidation of inventory and $7.0 million included in selling, general and administrative associated with the write-off of indefinite-lived intangible assets and employee-related expenses. We expect the closure process to be substantially completed by November 30, 2020 and the fiscal 2020 pre-tax cost to be approximately $58 million to $62 million. In the first six months of fiscal 2020 and fiscal 2019, Darice’s net sales totaled $26.4 million and $40.1 million, respectively. Excluding the charges, Darice did not have a material impact on the Company’s operating income in the periods presented.

We had total outstanding debt of $2,670.1 million at August 1, 2020, of which $2,170.1 million was subject to variable interest rates and $500.0 million was subject to fixed interest rates. In April 2018, we executed two interest rate swaps with an aggregate notional value of $1 billion associated with our outstanding Amended and Restated Term Loan Credit Facility. The swaps replaced the one-month LIBOR with a fixed interest rate of 2.7765%.

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

In September 2018, the Board of Directors authorized a new share repurchase program for the Company to purchase $500 million of the Company’s common stock on the open market or through accelerated share repurchase transactions. The share repurchase program does not have an expiration date, and the timing and number of repurchase transactions under the program will depend on market conditions, corporate considerations, debt agreements and regulatory requirements. Shares repurchased under the program are held as treasury shares until retired. During the six months ended August 1, 2020, we did not repurchase any shares under our share repurchase program. As of August 1, 2020, we had $293.5 million of availability remaining under our current share repurchase program.

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

We may use excess operating cash flows to repurchase outstanding shares and repay portions of our indebtedness, depending on prevailing market conditions, liquidity requirements, existing economic conditions, contractual restrictions and other factors. As such, we and our subsidiaries, affiliates and significant shareholders may, from time to time, seek to retire or purchase our outstanding debt (including publicly issued debt) through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise. If we use our excess cash flows to repay our debt, it will reduce the amount of excess cash available for additional capital expenditures.

Cash Flow from Operating Activities

Cash flows provided by operating activities were $299.7 million in the first six months of fiscal 2020 compared to cash flows used in operating activities of $2.1 million in the first six months of fiscal 2019. The increase in cash flows from operating activities was primarily due to the timing of inventory receipts following higher than expected sales in the second quarter of fiscal 2020, renegotiating payment terms with our vendors and landlords and the timing of federal tax payments. The increase was partially offset by operating losses incurred in the first six months of fiscal 2020 as a result of the temporary store closures due to the COVID-19 pandemic.

Inventory at the end of the second quarter of fiscal 2020 decreased $234.8 million, or 18.7%, to $1,021.7 million, compared to $1,256.5 million at the end of the second quarter of fiscal 2019. The decrease in inventory was primarily due to the timing of inventory receipts following higher than expected sales in the second quarter of fiscal 2020 and the closure of Darice. The decrease was partially offset by additional inventory associated with the operation of 13 additional stores (net of closures) since August 3, 2019. Average inventory per store (inclusive of distribution centers, in-transit and inventory for the Company’s e-commerce site) decreased 15.6% to $797,000 at August 1, 2020 from $944,000 at August 3, 2019.

Cash Flow from Investing Activities

The following table includes capital expenditures paid during the periods presented (in thousands):

	26 Weeks Ended
	August 1,	August 3,
	2020	2019
New and relocated stores including stores not yet opened (1)	$6,883	$7,424
Existing stores	10,964	16,233
Information systems	21,916	24,226
Corporate and other	6,686	9,650
	$46,449	$57,533
(1)	In the first six months of fiscal 2020, we incurred capital expenditures related to the opening of 11 stores, including the relocation of six stores. In the first six months of fiscal 2019, we incurred capital expenditures related to the opening of 16 stores, including the relocation of eight stores.

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

The following table shows a reconciliation of EBITDA and Adjusted EBITDA to net (loss) income and net cash provided by (used in) operating activities (in thousands):

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019
Net cash provided by (used in) operating activities	$355,276	$(35,906)	$299,749	$(2,108)
Non-cash operating lease expense	(80,371)	(81,490)	(161,542)	(162,861)
Depreciation and amortization	(31,247)	(31,241)	(64,090)	(62,730)
Share-based compensation	(4,653)	(4,755)	(13,188)	(12,006)
Debt issuance costs amortization	(942)	(1,302)	(1,882)	(2,539)
Loss on write-off of investment	—	—	—	(5,036)
Accretion of long-term debt, net	(65)	132	(131)	262
Restructure charges	—	(3,869)	—	(6,956)
Impairment of intangible assets	(3,500)		(3,500)	—
Deferred income taxes	118	101	2,979	(39)
Gain on sale of building	—	—	101	—
Losses on early extinguishments of debt and refinancing costs	—	(1,155)	—	(1,155)
Changes in assets and liabilities	(242,373)	184,032	(129,758)	317,406
Net (loss) income	(7,757)	24,547	(71,262)	62,238
Interest expense	36,740	40,134	74,863	77,493
Income taxes	22,925	5,716	(9,448)	20,291
Depreciation and amortization	31,247	31,241	64,090	62,730
Interest income	(259)	(904)	(1,282)	(1,715)
EBITDA	82,896	100,734	56,961	221,037
Adjustments:
COVID-19 expense (1)	3,679	—	18,527	—
Losses on early extinguishments of debt and refinancing costs	—	1,155	—	1,155
Share-based compensation	4,653	4,755	13,188	12,006
Restructure charges	—	3,869	—	6,956
Darice liquidation charges	52,486	—	52,486	—
Severance costs	4,072	950	4,870	3,491
Store pre-opening costs	186	1,743	1,345	2,969
Store remodel costs	234	2	449	68
Foreign currency transaction losses (gains), net	1,516	541	(330)	468
Store closing costs	142	(126)	811	(947)
Consulting costs	4,909	—	4,909	—
CEO severance costs	—	—	—	5,569
Other (2)	2,916	1,736	5,661	2,700
Adjusted EBITDA	$157,689	$115,359	$158,877	$255,472
(1)	Includes costs attributable to the COVID-19 pandemic including hazard pay for team members, costs associated with furloughed employees, certain inventory charges and sanitation supplies.
(2)	Other adjustments primarily relate to items such as moving and relocation expenses, franchise taxes, sign-on bonuses, director’s fees, search costs and the support center move.

Disclosure Regarding Forward-Looking Information

The above discussion, as well as other portions of this Quarterly Report on Form 10-Q, contains forward-looking statements that reflect our plans, estimates and beliefs. Statements regarding sufficiency of capital resources and planned uses of excess cash flow as well as any other statements contained herein (including, but not limited to, statements to the effect that Michaels or its management “anticipates”, “plans”, “estimates”, “expects”, “believes”, “intends” and other similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our Annual Report. Such forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance or achievements to be materially different from anticipated results, prospects, performance or achievements expressed or implied by such forward-looking statements. Most of these factors are outside of our control and are difficult to predict. Such risks and uncertainties include, but are not limited to the following:

●	risks related to the effect of economic uncertainty;

●	risks related to our substantial indebtedness;

●	restrictions in our debt agreements that limit our flexibility in operating our business;

●	changes in customer demand could materially adversely affect our sales, results of operations and cash flow;

●	competition, including internet-based competition, could negatively impact our business;

●	a weak fourth quarter would materially adversely affect our results of operations;

●	unexpected or unfavorable consumer responses to our promotional or merchandising programs could materially adversely affect our sales, results of operations, cash flow and financial condition;

●	evolving foreign trade policy (including tariffs imposed on certain foreign-made goods) may adversely affect our business;

●	our reliance on foreign suppliers increases our risk of obtaining adequate, timely and cost-effective product supplies;

●	our results may be adversely affected by serious disruptions or catastrophic events, including geo-political events and weather;

●	our business has been, and could be in the future, adversely affected by the ongoing COVID-19 pandemic;

●	our failure to adequately maintain security and prevent unauthorized access to electronic and other confidential information, which could result in an additional data breach, could materially adversely affect our financial condition and operating results;

●	we may be subject to information technology system failures or network disruptions, or our information systems may prove inadequate, resulting in damage to our reputation, business operations and financial condition;

●	our failure to increase comparable store sales and optimize our store portfolio could impair our ability to improve our sales, profitability and cash flows;

●	damage to the reputation of the Michaels brand or our private and exclusive brands could adversely affect our sales;

●	risks associated with the suppliers from whom our products are sourced and transitioning to other qualified vendors could materially adversely affect our revenue and profit growth;

●	changes in regulations or enforcement, or our failure to comply with existing or future regulations, may adversely impact our business;

●	significant increases in inflation or commodity prices such as petroleum, natural gas, electricity, steel, wood, and paper may adversely affect our costs, including cost of merchandise;

●	improvements to our supply chain may not be fully successful;

●	we are exposed to fluctuations in exchange rates between the U.S. and Canadian dollar, which is the functional currency of our Canadian subsidiaries;

●	the Company’s ability to execute its strategic initiatives could be impaired if it fails to retain its senior management team;

●	any difficulty executing or integrating an acquisition, a business combination or a major business initiative could adversely affect our business or results of operations;

●	our marketing programs, e-commerce initiatives and use of consumer information are governed by an evolving set of laws and enforcement trends and unfavorable changes in those laws or trends, or our failure to comply with existing or future laws, could substantially harm our business and results of operations;

●	product recalls and/or product liability, as well as changes in product safety and other consumer protection laws, may adversely impact our operations, merchandise offerings, reputation, results of operation, cash flow, and financial condition;

●	changes in estimates or projections used to assess fair value of intangible assets, goodwill and property and equipment may cause us to incur impairment charges that could adversely affect our results of operations;

●	disruptions in the capital markets could increase our costs of doing business;

●	our real estate leases generally obligate us for long periods, which subjects us to various financial risks;

●	we have co-sourced certain of our information technology, accounts payable, payroll, accounting and human resources functions, and may co-source other administrative functions, which makes us more dependent upon third parties;

●	failure to attract and retain quality sales, distribution center and other team members in appropriate numbers as well as experienced buying and management personnel could adversely affect our performance;

●	affiliates of, or funds advised by, Bain Capital Private Equity, L.P. own approximately 36% of the outstanding shares of our common stock and as a result will have the ability to strongly influence our decisions, and they may have interests that differ from those of other stockholders;

●	our executive officers hold or may hold restricted shares or option awards that will vest upon a change of control, these officers may have an economic incentive to support a transaction that may not be viewed as favorable by other stockholders; and

●	our holding company structure makes us, and certain of our direct and indirect subsidiaries, dependent on the operations of our, and their, subsidiaries to meet our financial obligations.

For more details on factors that may cause actual results to differ materially from such forward-looking statements see the Risk Factors section of our Annual Report and in Part II, Item 1A of this Quarterly Report. Except as required by applicable law, we disclaim any intention to, and undertake no obligation to, update or revise any forward-looking statement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We are exposed to fluctuations in exchange rates between the U.S. and Canadian dollar, which is the functional currency of our Canadian subsidiaries. Our sales, cost of sales and expenses of our Canadian subsidiaries, when translated into U.S. dollars, can fluctuate due to exchange rate movement. A 10% increase or decrease in the exchange rate of the Canadian dollar would have increased or decreased net income by approximately $5 million for the 26 weeks ended August 1, 2020.

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our Amended and Restated Term Loan Credit Facility and our Amended Revolving Credit Facility. The interest rates on our Amended and Restated Term Loan Credit Facility and our Amended Revolving Credit Facility will reprice periodically, which will impact our earnings and cash flow. In April 2018, we executed two interest rate swap agreements with an aggregate notional value of $1 billion which are intended to mitigate interest rate risk associated with future changes in interest rates for borrowings under our Amended and Restated Term Loan Credit Facility. As a result of these interest rate swaps, our exposure to interest rate volatility for $1 billion of our Amended and Restated Term Loan Credit Facility was eliminated beginning in the second quarter of fiscal 2018. In April 2020, we executed two interest rate cap agreements with an aggregate notional value of $2 billion associated with our outstanding Amended and Restated Term Loan Credit Facility. The interest rate caps will effectively cap our LIBOR exposure on a portion of the Amended and Restated Term Loan Credit Facility at 1%. The interest rate on our 2027 Senior Notes is fixed. Based on our overall interest rate exposure to variable rate debt outstanding as of August 1, 2020, a 100 basis point change in interest rates would impact income before income taxes by approximately $8 million for fiscal 2020. A 100 basis point change in interest rates would impact the fair value of our long-term fixed rate debt by approximately $12 million. A change in interest rates would not materially affect the fair value of our variable rate debt as the debt reprices periodically.

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

Change in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended August 1, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our business has been, and could be in the future, adversely affected by the ongoing COVID-19 pandemic.

In late 2019, a new strain of the coronavirus (“COVID-19”) was detected in Wuhan, China and other jurisdictions and has since spread to other parts of the world, including the U.S. In an effort to mitigate the continued spread of the virus, federal, state and local governments, as well as certain private entities, mandated various restrictions, including stay-at-home orders, travel restrictions, restrictions on public gatherings and quarantining of people who may have been exposed to the virus. As a result of these restrictions, a significant number of our stores were temporarily closed. Accordingly, in the first quarter of fiscal 2020 we experienced significant decreases in demand for our products and a corresponding negative impact on our net sales. There remains significant uncertainty surrounding the overall impact of the COVID-19 pandemic on our business, and future waves of the pandemic could require us to close stores again if certain restrictions are reinstated by state and local authorities. As such, we are unable to accurately predict the future impact that the pandemic will have on our results of operations, liquidity and financial position. Additional potential future impacts include those related to:

●	our ability to meet obligations to our business partners, including our amended revolving credit facility and lease obligations;
●	the failure of third parties on which we rely, including our suppliers, to meet their obligations to us, which may be caused by their own financial or operational difficulties, travel restrictions and border closures, or disruptions with sourcing raw materials, manufacturing, delivery, shipping, exports, imports, and in our supply chains;
●	the impact on our workforce, including limitations on travel and work locations, quarantines, implementing a smaller workforce, pay reductions and temporary leaves of absence;
●	the continued cancellation of group events at our stores;
●	any additional government and regulatory restrictions that limit or close operating facilities, including our stores, or restrict operations of our business partners, suppliers or customers; and
●	credit availability and cost due to disruptions and volatility in the financial markets.

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

We increasingly depend on e-commerce, and our failure to successfully manage this business and deliver a convenient omnichannel shopping experience to our customers could have an adverse effect on our growth strategy and our sales, results of operations, cash flow and financial condition.

Expanding our e-commerce business, particularly in light of the ongoing COVID-19 pandemic, is an important part of our strategy to grow through our omnichannel operations. As a result of the COVID-19 pandemic and the related stay-at-home orders, we have experienced a significant increase in demand through our e-commerce channels. There can be no assurances that this increase in demand will be sustained through the remainder of the pandemic or in subsequent periods. In addition, dependence on our e-commerce business subjects us to certain other risks, including:

●	the failure to successfully implement new systems, system enhancements and internet platforms;
●	the failure of our technology infrastructure or the computer systems that operate our website, causing, among other things, website downtimes, telecommunications issues or other technical failures;
●	over-reliance on third-parties; and
●	an increase in credit card fraud.

Our failure to successfully address and respond to these risks and uncertainties could negatively impact sales, increase costs, diminish our growth prospects and damage the reputation of our brand, each of which could have a material adverse effect on our sales, results of operations, cash flow and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides certain information with respect to our purchases of shares of the Company’s common stock during the second quarter of fiscal 2020:

				Approximate Dollar Value
			Total Number of	of Shares That May
			Shares Purchased	Yet Be Purchased
	Total Number of	Average Price	as Part of Publicly	Under the Plan (2)
Period	Shares Purchased (1)	Paid per Share	Announced Plan (2)	(in thousands)
May 3, 2020 - May 30, 2020	25,680	$3.14	—	$293,524
May 31, 2020 - July 4, 2020	9,536	5.47	—	293,524
July 5, 2020 - August 1, 2020	5,034	7.21	—	293,524
Total	40,250	$4.20	—	$293,524
(1)	These amounts reflect the surrender of shares of common stock to the Company to satisfy tax withholding obligations in connection with the vesting of employee restricted stock equity awards.

(2)	In September 2018, the Board of Directors authorized the Company to purchase up to $500 million of the Company’s common stock on the open market or through accelerated share repurchase transactions. The share repurchase program does not have an expiration date. The Company has retired and intends to continue to retire shares repurchased under the program.

ITEM 6. EXHIBITS

(a)	Exhibits:

Exhibit Number	Description of Exhibit

10.1*

The Michaels Companies, Inc. Third Amended and Restated 2014 Omnibus Long-Term Incentive Plan (previously filed as Exhibit 10.1 to Form 8-K filed by the Company on June 12, 2020, SEC File No. 001-36501).

10.2*	Michaels Stores, Inc. Amended and Restated Officer Severance Pay Plan (filed herewith).

31.1

Certifications of Ashley Buchanan pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2

Certifications of Michael Diamond pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

THE MICHAELS COMPANIES, INC.

By:	/s/ Ashley Buchanan
Ashley Buchanan
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Michael Diamond
Michael Diamond
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: September 3, 2020