Form 10-Q
period 2020-10-31
Michaels Companies, Inc.
filed 2020-12-04
CIK 1593936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

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

As of November 24, 2020, 147,649,500 shares of The Michaels Companies, Inc.’s common stock were outstanding.

THE MICHAELS COMPANIES, INC.

Part I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE MICHAELS COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 2,	October 31,	November 2,
	2020	2019	2020	2019
Net sales	$1,406,212	$1,222,021	$3,354,270	$3,349,430
Cost of sales and occupancy expense	824,496	780,387	2,208,220	2,123,171
Gross profit	581,716	441,634	1,146,050	1,226,259
Selling, general and administrative	373,193	322,807	943,587	933,478
Restructure and impairment charges	9,388	41,376	9,388	48,332
Store pre-opening costs	184	1,402	1,528	4,370
Operating income	198,951	76,049	191,547	240,079
Interest expense	37,370	38,781	112,233	116,274
Losses on early extinguishments of debt and refinancing costs	22,044	161	22,044	1,316
Other expense (income), net	131	78	(1,426)	2,931
Income before income taxes	139,406	37,029	58,696	119,558
Income taxes	28,284	8,324	18,836	28,615
Net income	$111,122	$28,705	$39,860	$90,943

Other comprehensive income, net of tax:
Foreign currency and cash flow hedges	3,910	1,230	(1,466)	(8,358)
Comprehensive income	$115,032	$29,935	$38,394	$82,585

Earnings per common share:
Basic	$0.75	$0.19	$0.27	$0.58
Diluted	$0.74	$0.19	$0.27	$0.58
Weighted-average common shares outstanding:
Basic	147,402	150,877	147,188	155,299
Diluted	150,292	150,925	148,796	155,342

See accompanying notes to consolidated financial statements.

THE MICHAELS COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	October 31,	February 1,	November 2,
ASSETS	2020	2020	2019
Current Assets:
Cash and equivalents	$851,996	$409,964	$118,387
Merchandise inventories	1,170,504	1,097,109	1,423,367
Prepaid expenses and other	69,663	62,287	73,223
Accounts receivable, net	24,232	30,442	26,968
Total current assets	2,116,395	1,599,802	1,641,945
Property and equipment, at cost	1,772,473	1,706,520	1,733,717
Less accumulated depreciation and amortization	(1,356,945)	(1,276,088)	(1,301,785)
Property and equipment, net	415,528	430,432	431,932
Operating lease assets	1,542,059	1,610,013	1,613,527
Goodwill	94,290	94,290	94,290
Other intangible assets, net	58,666	66,417	5,043
Deferred income taxes	18,825	18,201	38,075
Other assets	17,558	18,940	20,267
Total assets	$4,263,321	$3,838,095	$3,845,079

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$895,200	$476,298	$658,182
Accrued liabilities and other	452,669	347,136	374,120
Current portion of operating lease liabilities	321,868	306,796	303,023
Current portion of long-term debt	16,700	24,900	24,900
Income taxes payable	48,064	41,236	22,520
Total current liabilities	1,734,501	1,196,366	1,382,745
Long-term debt	2,483,702	2,644,460	2,649,756
Long-term operating lease liabilities	1,314,987	1,357,821	1,374,555
Other liabilities	120,061	85,912	69,853
Total liabilities	5,653,251	5,284,559	5,476,909

Commitments and contingencies

Stockholders’ Deficit:
Common stock, $0.06775 par value, 350,000 shares authorized; 147,546 shares issued and outstanding at October 31, 2020; 146,803 shares issued and outstanding at February 1, 2020; and 146,770 shares issued and outstanding at November 2, 2019	9,908	9,852	9,850
Additional paid-in-capital	22,956	4,872	1,245
Accumulated deficit	(1,398,497)	(1,438,357)	(1,620,009)
Accumulated other comprehensive loss	(24,297)	(22,831)	(22,916)
Total stockholders’ deficit	(1,389,930)	(1,446,464)	(1,631,830)
Total liabilities and stockholders’ deficit	$4,263,321	$3,838,095	$3,845,079

See accompanying notes to consolidated financial statements.

THE MICHAELS COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	39 Weeks Ended
	October 31,	November 2,
	2020	2019
Cash flows from operating activities:
Net income	$39,860	$90,943
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash operating lease expense	241,040	244,258
Depreciation and amortization	95,382	94,025
Share-based compensation	19,759	18,664
Debt issuance costs amortization	2,757	3,509
Loss on write-off of investment	—	5,036
Accretion of long-term debt, net	480	(195)
Restructure and impairment charges	9,388	48,332
Impairment of intangible assets	3,500	—
Deferred income taxes	(289)	(9,984)
Gain on sale of building	(101)	—
Losses on early extinguishments of debt and refinancing costs	22,044	1,316
Changes in assets and liabilities:
Merchandise inventories	(74,009)	(316,220)
Prepaid expenses and other	(7,377)	(14,445)
Accounts receivable	13,368	30,684
Other assets	790	(4,728)
Operating lease liabilities	(207,334)	(225,951)
Accounts payable	414,286	162,222
Accrued interest	11,217	8,441
Accrued liabilities and other	97,539	(10,471)
Income taxes	3,660	(18,318)
Other liabilities	26,900	(751)
Net cash provided by operating activities	712,860	106,367

Cash flows from investing activities:
Additions to property and equipment	(79,545)	(89,632)
Proceeds from sale of building	875	—
Net cash used in investing activities	(78,670)	(89,632)

Cash flows from financing activities:
Common stock repurchased	(1,103)	(107,908)
Payments on term loan credit facility	(541,775)	(18,675)
Payment of 2020 senior subordinated notes	—	(510,000)
Issuance of senior notes	—	500,000
Issuance of senior secured notes	375,000	—
Borrowings on asset-based revolving credit facility	600,000	11,100
Payments on asset-based revolving credit facility	(600,000)	(11,100)
Payment of debt refinancing costs	(24,267)	(8,158)
Proceeds from stock options exercised	105	506
Other financing activities	(118)	—
Net cash used in financing activities	(192,158)	(144,235)

Net change in cash and equivalents	442,032	(127,500)
Cash and equivalents at beginning of period	409,964	245,887
Cash and equivalents at end of period	$851,996	$118,387

Supplemental cash flow information:
Cash paid for interest	$98,494	$105,374
Cash paid for taxes	$15,681	$56,793

See accompanying notes to consolidated financial statements.

THE MICHAELS COMPANIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands)

(Unaudited)

	13 Weeks Ended
					Accumulated
	Number of		Additional		Other
	Common	Common	Paid-in	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	Loss	Total
Balance at August 1, 2020	147,437	$9,897	$18,046	$(1,509,619)	$(28,207)	$(1,509,883)
Net income	—	—	—	111,122	—	111,122
Foreign currency and cash flow hedges	—	—	—	—	3,910	3,910
Share-based compensation	—	—	5,348	—	—	5,348
Exercise of stock options and other awards	211	14	91	—	—	105
Repurchase of stock and retirements	(102)	(3)	(529)	—	—	(532)
Balance at October 31, 2020	147,546	$9,908	$22,956	$(1,398,497)	$(24,297)	$(1,389,930)

Balance at August 3, 2019	155,199	$10,419	$—	$(1,573,843)	$(24,146)	$(1,587,570)
Net income	—	—	—	28,705	—	28,705
Foreign currency and cash flow hedges	—	—	—	—	1,230	1,230
Share-based compensation	—	—	6,424	—	—	6,424
Exercise of stock options and other awards	242	17	(17)	—	—	—
Repurchase of stock and retirements	(8,747)	(586)	(5,162)	(74,871)	—	(80,619)
Issuance of restricted stock awards	76	—	—	—	—	—
Balance at November 2, 2019	146,770	$9,850	$1,245	$(1,620,009)	$(22,916)	$(1,631,830)

	39 Weeks Ended
					Accumulated
	Number of		Additional		Other
	Common	Common	Paid-in	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	Loss	Total
Balance at February 1, 2020	146,803	$9,852	$4,872	$(1,438,357)	$(22,831)	$(1,446,464)
Net income	—	—	—	39,860	—	39,860
Foreign currency and cash flow hedges	—	—	—	—	(1,466)	(1,466)
Share-based compensation	—	—	19,138	—	—	19,138
Exercise of stock options and other awards	1,127	76	29	—	—	105
Repurchase of stock and retirements	(412)	(20)	(1,083)	—	—	(1,103)
Issuance of restricted stock awards	28	—	—	—	—	—
Balance at October 31, 2020	147,546	$9,908	$22,956	$(1,398,497)	$(24,297)	$(1,389,930)

Balance at February 2, 2019	157,774	$10,594	$5,954	$(1,628,185)	$(14,558)	$(1,626,195)
Net income	—	—	—	90,943	—	90,943
Foreign currency and cash flow hedges	—	—	—	—	(8,358)	(8,358)
Share-based compensation	—	—	19,182	—	—	19,182
Exercise of stock options and other awards	836	57	449	—	—	506
Repurchase of stock and retirements	(11,987)	(801)	(24,340)	(82,767)	—	(107,908)
Issuance of restricted stock awards	147	—	—	—	—	—
Balance at November 2, 2019	146,770	$9,850	$1,245	$(1,620,009)	$(22,916)	$(1,631,830)

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

We report on the basis of a 52-week or 53-week fiscal year, which ends on the Saturday closest to January 31. All references to fiscal year mean the year in which that fiscal year began. References to “fiscal 2020” relate to the 52 weeks ending January 30, 2021 and references to “fiscal 2019” relate to the 52 weeks ended February 1, 2020. In addition, all references to “the third quarter of fiscal 2020” relate to the 13 weeks ended October 31, 2020 and all references to “the third quarter of fiscal 2019” relate to the 13 weeks ended November 2, 2019. Finally, all references to “the nine months ended October 31, 2020” relate to the 39 weeks ended October 31, 2020 and all references to “the nine months ended November 2, 2019” relate to the 39 weeks ended November 2, 2019. The results of operations for the 13 and 39 weeks ended October 31, 2020 are not indicative of the results to be expected for the entire year due to the seasonal nature of our business and the financial impact of the COVID-19 pandemic.

COVID-19 Pandemic

In March 2020, the World Health Organization declared the current COVID-19 outbreak to be a global pandemic. In response to the pandemic, many state and local jurisdictions ordered non-essential businesses closed and executed extensive stay-at-home orders. These orders resulted in the temporary closure of over 900 of our 1,272 stores which had a material adverse impact on our results of operations during the first quarter of fiscal 2020. During the second quarter of fiscal 2020, we reopened all of our stores and experienced a significant improvement in our business as net sales increased 13.2% during the preceding six month period ending October 31, 2020 compared to the same period in the prior year. Our liquidity position, which includes cash on hand and amounts available under our senior secured asset-based revolving credit facility (“Amended Revolving Credit Facility”), increased from $1.1 billion as of May 2, 2020 to $1.6 billion as of October 31, 2020. However, there remains significant uncertainty surrounding the future impact of the COVID-19 pandemic on our results of operations, and future waves of the pandemic could require us to close stores again if certain restrictions are reinstated by state and local authorities. We intend to continue to manage our liquidity position closely and invest in our omnichannel capabilities to meet the growing customer demand for a seamless omnichannel experience.

Share Repurchase Program

In September 2018, the Board of Directors authorized a share repurchase program for the Company to purchase $500 million of the Company’s common stock on the open market or through accelerated share repurchase transactions. The share repurchase program does not have an expiration date, and the timing and number of repurchase transactions under the program will depend on market conditions, corporate considerations, debt agreements and regulatory requirements. Shares repurchased under the program are held as treasury shares until retired. During the nine months ended

October 31, 2020, we did not repurchase any shares under our share repurchase program. As of October 31, 2020, we had $293.5 million of availability remaining under our current share repurchase program.

Darice Liquidation

In May 2020, the Company adopted a plan to close the Darice wholesale operations (“Darice”). As a result of the closure, we recorded a charge totaling $45.7 million in the first nine months of fiscal 2020, consisting primarily of a $37.9 million charge in gross profit related to the liquidation of inventory and $7.8 million included in selling, general and administrative associated with the write-off of indefinite-lived intangible assets and employee-related expenses. The closure process will be completed in November 2020 and we do not expect to incur significant additional costs related to the liquidation. In the first nine months of fiscal 2020 and fiscal 2019, Darice’s net sales totaled $36.1 million and $61.1 million, respectively. Excluding the charges, Darice did not have a material impact on the Company’s operating income in the periods presented.

Restructure and Impairment Charges

In the third quarter of fiscal 2020, we recorded a $9.4 million impairment charge related to operating lease assets and leasehold improvements primarily as a result of our decision to relocate our corporate offices in Irving, Texas.

During the third quarter of fiscal 2019, we identified impairment indicators within Darice that were primarily due to a deterioration in sales associated with overall declining demand from customers. These indicators led us to revise Darice’s forecasted sales downward and resulted in a significantly lower operating plan. As a result, we performed impairment tests on Darice’s goodwill, indefinite and definite-lived intangible assets and long-lived assets, including operating lease assets. As a result of this impairment testing, Darice recorded an impairment charge of $40.1 million in the third quarter of fiscal 2019, consisting of $17.8 million related to goodwill, $14.4 million related to long-lived assets, including operating lease assets, and $7.9 million related to indefinite and definite-lived intangible assets.

In the fourth quarter of fiscal 2018, we closed all of our Pat Catan’s stores. As a result of the closures, we recorded a charge totaling $8.2 million in the first nine months of fiscal 2019, primarily related to employee-related expenses and the impairment of an indefinite-lived intangible asset.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions to contract modifications and hedging relationships that reference LIBOR or another reference rate expected to be discontinued. We elected certain provisions of ASU 2020-04 in the third quarter of fiscal 2020. These elections did not result in a material impact to our consolidated financial statements.

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

The table below provides the fair values of our term loan credit facility, our senior notes, our senior secured notes and our cash flow hedges.

	October 31,	February 1,	November 2,
	2020	2020	2019

	(in thousands)
Liabilities
Term loan credit facility	$1,640,838	$2,119,802	$2,135,435
Senior notes	515,655	449,675	496,155
Senior secured notes	367,654	—	—
Short-term portion of cash flow hedges	11,051	13,007	11,938
Long-term portion of cash flow hedges	6,769	3,555	6,295

The fair values of our term loan credit facility, our senior notes and our senior secured notes were determined based on quoted market prices which are considered Level 1 inputs within the fair value hierarchy.

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

Customer Receivables

As of October 31, 2020, February 1, 2020 and November 2, 2019, receivables from customers, which consist primarily of trade receivables related to Darice, were approximately $6.1 million, $13.3 million and $18.0 million, respectively, and are included in accounts receivable, net in the consolidated balance sheets.

Gift Cards

The gift card liability is included in accrued liabilities and other in the consolidated balance sheets. The following table includes activity related to gift cards (in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 2,	October 31,	November 2,
	2020	2019	2020	2019
Balance at beginning of period	$60,123	$55,764	$64,130	$61,071
Issuance of gift cards	12,784	11,878	31,095	36,343
Revenue recognized (1)	(12,980)	(12,300)	(35,199)	(41,715)
Gift card breakage	(621)	(724)	(720)	(1,081)
Balance at end of period	$59,306	$54,618	$59,306	$54,618
(1)	Revenue recognized from the beginning liability during the third quarters of fiscal 2020 and fiscal 2019 totaled $6.5 million and $6.9 million, respectively. Revenue recognized from the beginning liability during the first nine months of fiscal 2020 and fiscal 2019 totaled $16.3 million and $19.4 million, respectively.

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

Our operating lease assets represent our right to use an underlying asset for the lease term and our operating lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The commencement date is the earlier of the date when we become legally obligated for the rent payments or the date when we take possession of the building for construction purposes. In addition, operating lease assets are net of lease incentives received. As our leases do not contain an implicit rate of return, we use our estimated incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. For operating leases that commenced prior to the adoption date of the new lease accounting standard, we used the incremental borrowing rate as of the adoption date. Lease expense for lease payments is recognized on a straight-line basis over the lease term. In fiscal 2020, we began negotiating certain rent concessions with our landlords, which consists primarily of rent abatements, to mitigate the economic effects of the COVID-19 pandemic. As of October 31, 2020, we received approximately $18 million in rent abatements that are included in our straight-line rent calculation.

We have lease agreements with lease and non-lease components, which are generally accounted for as a single lease component. Our short-term non-real estate leases, which have a non-cancelable lease term of less than one year, are not included in the operating lease assets or liabilities. Short-term lease expense is recognized on a straight-line basis over the lease term.

The components of lease costs are as follows (in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 2,	October 31,	November 2,
	2020	2019	2020	2019
Operating lease cost (1)	$109,196	$106,294	$322,823	$316,358
Variable lease cost (2)	40,420	38,319	117,991	110,836
Total lease cost	$149,616	$144,613	$440,814	$427,194
(1)	Includes an immaterial amount related to short-term non-real estate leases.
(2)	Includes taxes, insurance and common areas maintenance costs for our leased facilities which are paid based on actual cost incurred by the lessor. Also includes contingent rent which is immaterial in the periods presented.

Additional information related to our operating leases is as follows (in thousands, except weighted-average data):

	39 Weeks Ended
	October 31,	November 2,
	2020	2019
Operating cash outflows included in the measurement of lease liabilities	$288,742	$322,701
Operating lease assets obtained in exchange for new operating lease liabilities	$198,840	$222,887
Weighted-average remaining lease term	5.8 years	6.0 years
Weighted-average discount rate	6.7%	5.6%

Maturities of our lease liabilities are as follows as of October 31, 2020 (in thousands):

Fiscal Year
2020	$94,172
2021	428,442
2022	376,416
2023	314,319
2024	248,873
Thereafter	533,763
Total lease payments	$1,995,985
Less: Interest	(359,130)
Present value of lease liabilities	$1,636,855

Lease payments exclude $48.3 million related to 14 leases that have been signed as of October 31, 2020 but have not yet commenced.

5. DEBT

Long-term debt consists of the following (in thousands):

		October 31,	February 1,	November 2,
	Interest Rate	2020	2020	2019
Term loan credit facility	Variable	$1,665,825	$2,182,550	$2,188,775
Senior notes	8.00%	500,000	500,000	500,000
Senior secured notes	4.75%	375,000	—	—
Total debt		2,540,825	2,682,550	2,688,775
Less unamortized discount and debt costs		(40,423)	(13,190)	(14,119)
Total debt, net		2,500,402	2,669,360	2,674,656
Less current portion		(16,700)	(24,900)	(24,900)
Long-term debt		$2,483,702	$2,644,460	$2,649,756

Revolving Credit Facility

As of October 31, 2020 and November 2, 2019, the borrowing base under our Amended Revolving Credit Facility was $838.0 million and $850.0 million, respectively, of which Michaels Stores, Inc. (“MSI”) had unused borrowing capacity of $750.5 million and $768.0 million, respectively. As of October 31, 2020 and November 2, 2019, outstanding standby letters of credit, which reduce our borrowing base, totaled $87.5 million and $82.0 million, respectively.

Senior Secured Notes

On October 1, 2020, MSI issued $375 million in aggregate principal amount of our 4.75% senior secured notes maturing in 2027 (“Senior Secured Notes”). The Senior Secured Notes were issued pursuant to an indenture among MSI, Michaels Funding, Inc. and certain subsidiaries of MSI, as guarantors, and U.S. Bank National Association, as trustee (the “Senior Secured Notes Indenture”). The Senior Secured Notes will mature on October 1, 2027 and bear interest at a rate of 4.75% per year, with interest payable semi-annually on April 1 and October 1 of each year, beginning on April 1, 2021.

The net proceeds from the Senior Secured Notes, together with cash on hand, were used to voluntarily pay down $500.1 million of MSI’s then outstanding term loan credit facility and to pay related fees and expenses.

The Senior Secured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by Michaels Funding, Inc. and each of MSI’s subsidiaries that guarantee indebtedness under the Amended Term Loan Credit Facility (as defined below) and the Amended Revolving Credit Facility (collectively defined as the “Senior Secured Credit Facilities”).

The Senior Secured Notes are senior secured obligations of MSI, and the guarantees are senior secured obligations of the guarantors. The Senior Secured Notes and guarantees will be secured equally and ratably with the Amended Term Loan Credit Facility and, accordingly, will be secured, subject to certain exceptions, by substantially all of the assets of MSI and the guarantors, including:

●	a first-priority pledge of MSI’s capital stock and all of the capital stock held directly by MSI and its subsidiaries that guarantee the Senior Secured Notes (which pledge, in the case of any foreign subsidiary or foreign subsidiary holding company, is limited to 65% of the voting stock of such foreign subsidiary or foreign subsidiary holding company and 100% of the non-voting stock of such subsidiary);

●	a first-priority security interest in, and mortgages on, substantially all other tangible and intangible assets of MSI and each guarantor, including substantially all of MSI’s and the guarantors’ owned real property and equipment, but excluding, among other things, the collateral described below (collectively, and together with the pledge of capital stock described in the immediately preceding paragraph, referred to as the “Term Priority Collateral”); and

●	a second-priority security interest in personal property consisting of inventory and related accounts, cash, deposit accounts, all payments received by MSI or the guarantors from credit card clearinghouses and processors or otherwise in respect of all credit card charges and debit card charges for sales of inventory by MSI and the guarantors, and certain related assets and proceeds of the foregoing.

At any time prior to October 1, 2023 MSI may redeem (a) up to 40% of the Senior Secured Notes with the gross proceeds from one or more Equity Offerings, as defined in the Senior Secured Notes Indenture, at a redemption price of 104.75% of the principal amount plus accrued and unpaid interest and/or (b) all or part of the Senior Secured Notes at 100.0% of the principal amount plus any accrued and unpaid interest plus a make-whole premium. Thereafter, MSI may redeem all or part of the notes at the redemption prices set forth below (expressed as percentages of the principal amount of the Senior Secured Notes to be redeemed) plus any accrued and unpaid interest, if redeemed during the twelve month period beginning on October 1 of each of the years indicated below:

Year	Percentage
2023	102.375%
2024	101.188%
2025 and thereafter	100.000%

Upon a change of control, MSI is required to offer to purchase the Senior Secured Notes at 101.0% of the aggregate principal amount plus accrued and unpaid interest. In addition, if MSI or its restricted subsidiaries sells certain assets constituting Term Priority Collateral, then under certain circumstances MSI will be required to offer to repurchase the notes at 100.0% of the aggregate principal amount plus accrued and unpaid interest.

Subject to certain exceptions and qualifications, the Senior Secured Notes Indenture contains covenants that, among other things, limit MSI’s ability and the ability of its restricted subsidiaries, including the guarantors, to:

●	incur additional indebtedness or issue certain disqualified or preferred stock;

●	create liens;

●	pay dividends on MSI’s capital stock or make distributions or redeem or repurchase MSI’s capital stock;

●	prepay subordinated debt or make certain investments, loans, advances, and acquisitions;

●	transfer or sell assets;

●	engage in consolidations, amalgamations or mergers, or sell, transfer or otherwise dispose of all or substantially all of their assets; and

●	enter into certain transactions with affiliates.

The Senior Secured Notes Indenture also provides for customary events of default which, if any of them occurs, would require or permit the principal and accrued interest to become or to be declared due and payable. As of October 31, 2020, MSI was in compliance with all covenants.

As of October 31, 2020, net debt issuance costs totaled $5.2 million and are being amortized as interest expense over the life of the Senior Secured Notes.

Term Loan Credit Facility

On October 1, 2020, MSI entered into an amendment with JPMorgan Chase Bank N.A. and other lenders to our term loan credit facility. The amended credit agreement, together with the related security, guarantee and other agreements, are referred to as the “Amended Term Loan Credit Facility”. In connection with this amendment, MSI voluntarily prepaid

$500.1 million in principal of the then outstanding term loan credit facility. The Amended Term Loan Credit Facility totaled $1,665.8 million as of October 31, 2020.

Borrowings under the Amended Term Loan Credit Facility were issued at 98.5% of face value and bear interest at a rate per annum, at MSI’s option, of either (a) a margin of 2.50% plus a base rate defined as the highest of (1) the prime rate published by The Wall Street Journal, (2) the greater of the federal funds effective rate and the overnight bank funding rate determined by the Federal Reserve Bank of New York, plus 0.5%, and (3) the one-month London Interbank Offered Rate (“LIBOR”) plus 1%, in each case, subject to a 1.75% floor, or (b) a margin of 3.50% plus the applicable LIBOR, subject to a 0.75% floor. The Amended Term Loan Credit Facility matures on October 1, 2027 subject to a springing maturity date of April 15, 2027 if certain other indebtedness, including MSI’s 8% senior notes maturing in 2027, exceeds $100 million as of such earlier date.

Under the Amended Term Loan Credit Facility, MSI has the right to request additional term loans in an aggregate amount of up to the sum of (a) the greater of $650 million and 100% of Adjusted EBITDA (as defined in the Amended Term Loan Credit Facility) for the most recently ended four fiscal quarters, plus (b) the aggregate amount of voluntary prepayments of certain indebtedness, plus (c) at MSI’s election, an amount of additional indebtedness if the consolidated secured debt ratio (as defined in the Amended Term Loan Credit Facility) is no more than 3.25 to 1.00 on a pro forma basis as of the last day of the most recently ended four fiscal quarters, subject to certain adjustments. The lenders will not be under any obligation to provide any such additional term loans and the incurrence of any additional term loans is subject to customary conditions precedent.

MSI is required to make scheduled quarterly payments equal to 0.25% of the original principal amount of the term loans (subject to adjustments relating to the incurrence of additional term loans) for the first six years of the Amended Term Loan Credit Facility, with the balance to be paid on October 1, 2027. The Amended Term Loan Credit Facility provides for a 1.0% soft call premium in connection with certain Repricing Transactions (as defined in the Amended Term Loan Credit Facility) occurring on or prior to April 1, 2021.

As of October 31, 2020 net debt issuance costs totaled $4.9 million and are being amortized as interest expense over the life of the Amended Term Loan Credit Facility. As a result of the refinancing, we recorded a loss on the early extinguishment of debt of $22.0 million during the third quarter of fiscal 2020.

Interest Rate Swaps

In April 2018, we executed two interest rate swaps with an aggregate notional value of $1 billion associated with our outstanding Amended Term Loan Credit Facility. The interest rate swaps have a maturity date of April 30, 2021 and were executed for risk management and are not held for trading purposes. The objective of the interest rate swaps is to hedge the variability of cash flows resulting from fluctuations in the one-month LIBOR. The swaps replaced the one-month LIBOR with a fixed interest rate of 2.7765% and payments are settled monthly. The swaps qualify as cash flow hedges and changes in the fair values are recorded in accumulated other comprehensive income in the consolidated balance sheet. The changes in fair value are reclassified from accumulated other comprehensive income to interest expense in the same period that the hedged items affect earnings. Amounts reclassified from accumulated other comprehensive income to interest expense during the third quarters of fiscal 2020 and fiscal 2019 were $4.5 million and $1.7 million, respectively. Amounts reclassified from accumulated other comprehensive income to interest expense during the nine months ended October 31, 2020 and November 2, 2019 were $12.5 million and $3.3 million, respectively.

Interest Rate Caps

In April 2020, we executed two interest rate cap agreements with an aggregate notional value of $2 billion associated with our outstanding Amended Term Loan Credit Facility. The interest rate caps have an effective date of September 30, 2020 and April 30, 2021, respectively. During the third quarter of fiscal 2020, we amended the September 30, 2020 interest rate cap agreement and reduced the notional value from $1 billion to $300 million. The interest rate caps have a maturity date of April 30, 2025 and were executed for risk management and are not held for trading purposes. The interest rate caps will effectively cap our LIBOR exposure on a portion of our Amended Term Loan Credit Facility at 1%. The interest rate caps qualify as cash flow hedges and changes in the fair values are recorded in accumulated other comprehensive income in the consolidated balance sheet. The changes in fair value are reclassified from accumulated other comprehensive income to interest expense in the same period that the hedged items affect earnings. Amounts reclassified from accumulated other comprehensive income to interest expense during the third quarter of fiscal 2020 and the nine months ended October 31, 2020 were not material.

6. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table includes detail regarding changes in the composition of accumulated other comprehensive loss (in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 2,	October 31,	November 2,
	2020	2019	2020	2019
Beginning of period	$(28,207)	$(24,146)	$(22,831)	$(14,558)
Foreign currency translation	1,291	972	(513)	424
Cash flow hedges	2,619	258	(953)	(8,782)
End of period	$(24,297)	$(22,916)	$(24,297)	$(22,916)

7. INCOME TAXES

Income tax expense increased $20.0 million for the third quarter of fiscal 2020 to $28.3 million compared to the same period in the prior year primarily due to an increase in operating income. Income tax expense decreased $9.8 million for the first nine months of fiscal 2020 to $18.8 million compared to the same period in the prior year primarily due to a decrease in operating income, partially offset by a tax benefit associated with a state income tax settlement in fiscal 2019.

8. EARNINGS PER SHARE

The Company’s unvested restricted stock awards contain non-forfeitable rights to dividends and meet the criteria of a participating security as defined by ASC 260, “Earnings Per Share”. In applying the two-class method, net income is allocated to both common and participating securities based on their respective weighted-average shares outstanding for the period. Basic earnings per share is computed by dividing net income allocated to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average common shares outstanding plus the potential dilutive impact from stock options and restricted stock units. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. There were 7.7 million and 10.1 million anti-dilutive shares during the third quarters of fiscal 2020 and fiscal 2019, respectively. There were 10.1 million and 10.6 million anti-dilutive shares during the nine months ended October 31, 2020 and November 2, 2019, respectively.

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 2,	October 31,	November 2,
	2020	2019	2020	2019
Basic earnings per common share:
Net income	$111,122	$28,705	$39,860	$90,943
Less income related to unvested restricted shares	(60)	(40)	(32)	(108)
Income available to common shareholders - Basic	$111,062	$28,665	$39,828	$90,835

Weighted-average common shares outstanding - Basic	147,402	150,877	147,188	155,299

Basic earnings per common share	$0.75	$0.19	$0.27	$0.58

Diluted earnings per common share:
Net income	$111,122	$28,705	$39,860	$90,943
Less income related to unvested restricted shares	(59)	(40)	(32)	(108)
Income available to common shareholders - Diluted	$111,063	$28,665	$39,828	$90,835

Weighted-average common shares outstanding - Basic	147,402	150,877	147,188	155,299
Effect of dilutive stock options and restricted stock units	2,890	48	1,608	43
Weighted-average common shares outstanding - Diluted	150,292	150,925	148,796	155,342

Diluted earnings per common share	$0.74	$0.19	$0.27	$0.58

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

Our net sales by country are as follows (in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 2,	October 31,	November 2,
	2020	2019	2020	2019
United States	$1,260,095	$1,105,178	$3,022,328	$3,038,315
Canada	146,117	116,843	331,942	311,115
Total	$1,406,212	$1,222,021	$3,354,270	$3,349,430

10. RELATED PARTY TRANSACTIONS

On October 1, 2020, affiliates of, or funds advised by, The Blackstone Group, Inc. (“The Blackstone Group”) sold common stock of the Company, reducing their ownership to less than 10% of our outstanding common stock. Due to the sale of the Company’s common stock, The Blackstone Group is no longer considered to be a related party effective October 1, 2020. Payments made to The Blackstone Group through October 1, 2020 were not material to the consolidated financial statements. The Blackstone Group owned approximately 14% of our outstanding common stock as of November 2, 2019.

The Blackstone Group owns a majority equity position in ShopCore Properties, LP, Blackstone Real Estate DDR Retail Holdings III, LLC and Blackstone Real Estate RC Retail Holdings, LLC and has significant influence over Edens Limited Partnership, all of which are vendors we utilize to lease certain properties. Payments associated with these vendors during the third quarter of fiscal 2019 were $2.5 million. Payments made during the nine months ended November 2, 2019 were $7.5 million. These expenses are included in cost of sales and occupancy expense in the consolidated statements of comprehensive income.

The Blackstone Group has significant influence over Blue Yonder, Inc. (formerly known as JDA Software Group, Inc.), a vendor we utilize for transportation and supply chain software. Payments associated with this vendor during the third quarter of fiscal 2019 were $0.7 million. Payments made during the nine months ended November 2, 2019 were $2.3 million. These expenses are included in selling, general and administrative in the consolidated statements of comprehensive income.

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

Michaels Stores, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	October 31,	February 1,	November 2,
ASSETS	2020	2020	2019
Current assets:
Cash and equivalents	$851,203	$409,173	$117,597
Merchandise inventories	1,170,504	1,097,109	1,423,367
Prepaid expenses and other current assets	93,872	92,601	100,165
Total current assets	2,115,579	1,598,883	1,641,129
Property and equipment, net	415,528	430,432	431,932
Operating lease assets	1,542,059	1,610,013	1,613,527
Goodwill	94,290	94,290	94,290
Other intangible assets, net	58,666	66,417	5,043
Other assets	36,392	37,146	58,347
Total assets	$4,262,514	$3,837,181	$3,844,268

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$895,200	$476,298	$658,182
Accrued liabilities and other	452,267	346,657	373,710
Current portion of operating lease liabilities	321,868	306,796	303,023
Current portion of long-term debt	16,700	24,900	24,900
Income taxes payable	48,064	41,236	22,520
Total current liabilities	1,734,099	1,195,887	1,382,335
Long-term debt	2,483,702	2,644,460	2,649,756
Long-term operating lease liabilities	1,314,987	1,357,821	1,374,555
Other liabilities	173,616	141,582	125,819
Total stockholders’ deficit	(1,443,890)	(1,502,569)	(1,688,197)
Total liabilities and stockholders’ deficit	$4,262,514	$3,837,181	$3,844,268

Michaels Stores, Inc.

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 2,	October 31,	November 2,
	2020	2019	2020	2019
Net sales	$1,406,212	$1,222,021	$3,354,270	$3,349,430
Cost of sales and occupancy expense	824,496	780,387	2,208,220	2,123,171
Gross profit	581,716	441,634	1,146,050	1,226,259
Selling, general and administrative	372,167	322,563	942,075	932,777
Restructure and impairment charges	9,388	41,376	9,388	48,332
Store pre-opening costs	184	1,402	1,528	4,370
Operating income	199,977	76,293	193,059	240,780
Interest and other expense, net	37,502	38,863	110,810	119,218
Losses on early extinguishment of debt and refinancing costs	22,044	161	22,044	1,316
Income before income taxes	140,431	37,269	60,205	120,246
Income taxes	28,530	8,381	19,198	28,780
Net income	$111,901	$28,888	$41,007	$91,466

Other comprehensive income, net of tax:
Foreign currency and cash flow hedges	3,910	1,230	(1,466)	(8,358)
Comprehensive income	$115,811	$30,118	$39,541	$83,108

Michaels Stores, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	39 Weeks Ended
	October 31,	November 2,
	2020	2019
Cash flows from operating activities:
Net cash provided by operating activities	$711,860	$104,014

Cash flows from investing activities:
Additions to property and equipment	(79,545)	(89,632)
Proceeds from sale of building	875	—
Net cash used in investing activities	(78,670)	(89,632)

Cash flows from financing activities:
Net repayments of debt	(1,141,775)	(539,775)
Net borrowings of debt	975,000	511,100
Payment of debt refinancing costs	(24,267)	(8,158)
Payment of dividend to Michaels Funding, Inc.	—	(105,060)
Other financing activities	(118)	—
Net cash used in financing activities	(191,160)	(141,893)

Net change in cash and equivalents	442,030	(127,511)
Cash and equivalents at beginning of period	409,173	245,108
Cash and equivalents at end of period	$851,203	$117,597

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

We report on the basis of a 52-week or 53-week fiscal year, which ends on the Saturday closest to January 31. All references to fiscal year mean the year in which that fiscal year began. References to “fiscal 2020” relate to the 52 weeks ending January 30, 2021 and references to “fiscal 2019” relate to the 52 weeks ended February 1, 2020. In addition, all references to “the third quarter of fiscal 2020” relate to the 13 weeks ended October 31, 2020 and all references to “the third quarter of fiscal 2019” relate to the 13 weeks ended November 2, 2019. Finally, all references to “the nine months ended October 31, 2020” relate to the 39 weeks ended October 31, 2020 and all references to “the nine months ended November 2, 2019” relate to the 39 weeks ended November 2, 2019. The results of operations for the 13 and 39 weeks ended October 31, 2020 are not indicative of the results to be expected for the entire year due to the seasonal nature of our business and the financial impact of the COVID-19 pandemic.

Overview

We are the largest arts and crafts specialty retailer in North America (based on store count) providing materials, project ideas and education for creative activities under the Michaels retail brand. We also operated a wholesale business under the Darice brand name prior to its liquidation in November 2020 and operate a market-leading, vertically-integrated custom framing business under the Artistree brand name. As of October 31, 2020, we operated 1,272 Michaels stores.

In March 2020, the World Health Organization declared the current COVID-19 outbreak to be a global pandemic. In response to the pandemic, many state and local jurisdictions ordered non-essential businesses closed and executed extensive stay-at-home orders. These orders resulted in the temporary closure of over 900 of our 1,272 stores which had a material adverse impact on our results of operations during the first quarter of fiscal 2020. During the second quarter of fiscal 2020, we reopened all of our stores and experienced a significant improvement in our business as net sales increased 13.2% during the preceding six month period ending October 31, 2020 compared to the same period in the prior year. Our liquidity position, which includes cash on hand and amounts available under our senior secured asset-based revolving credit facility (“Amended Revolving Credit Facility”), increased from $1.1 billion as of May 2, 2020 to $1.6 billion as of October 31, 2020. However, there remains significant uncertainty surrounding the future impact of the COVID-19 pandemic on our results of operations, and future waves of the pandemic could require us to close stores again if certain restrictions are reinstated by state and local authorities. We intend to continue to manage our liquidity position closely and invest in our omnichannel capabilities to meet the growing customer demand for a seamless omnichannel experience.

In May 2020, we adopted a plan to close our Darice wholesale operations (“Darice”). As a result of the closure, we recorded a charge totaling $45.7 million in the first nine months of fiscal 2020, consisting primarily of a $37.9 million charge in gross profit related to the liquidation of inventory and $7.8 million included in selling, general and administrative associated with the write-off of indefinite-lived intangible assets and employee-related expenses. The closure process will be completed in November 2020 and we do not expect to incur significant additional costs related to the liquidation. In the first nine months of fiscal 2020 and fiscal 2019, Darice’s net sales totaled $36.1 million and $61.1 million, respectively. Excluding the charges, Darice did not have a material impact on the Company’s operating income in the periods presented.

Net sales for the third quarter of fiscal 2020 increased 15.1% compared to the same period in the prior year. The increase in net sales was primarily due to a 16.3% increase in comparable store sales as a result of an increase in average ticket driven by higher consumer demand and improved retail execution. Gross profit as a percent of net sales increased 530 basis points to 41.4% during the third quarter of fiscal 2020 primarily due to a decrease in promotional activity, occupancy cost leverage as a result of higher sales and benefits from our ongoing sourcing initiatives. The increase was partially offset by an increase in distribution costs primarily related to higher e-commerce sales, a change in sales mix and the impact of tariffs on inventory we purchase from China. Operating income increased to $199.0 million in the third quarter of fiscal 2020 compared to $76.0 million in the same period in the prior year, primarily due to higher sales and the improvement in gross margin. The increase was also due to a $40.1 million impairment charge recorded during the third quarter of fiscal 2019 as a result of lower than expected operating performance in our wholesale business.

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

Comparable Store Sales

Comparable store sales represents the change in net sales for stores open the same number of months in the comparable period of the previous year, including stores that were relocated or expanded during either period, as well as e-commerce sales. A store is deemed to become comparable in its 14th month of operation in order to eliminate grand opening sales distortions. A store temporarily closed more than two weeks is not considered comparable during the month it is closed. If a store is closed longer than two weeks but less than three months, it becomes comparable in the month in which it reopens, subject to a mid-month convention. A store closed longer than three months becomes comparable in its 14th month of operation after its reopening.

The Company temporarily closed a significant number of stores during the first half of fiscal 2020 to comply with state and local regulations associated with the COVID-19 pandemic. All stores that were temporarily closed due to the pandemic have continued to be included in the computation of comparable store sales.

Operating Information

The following tables set forth certain operating data:

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 2,	October 31,	November 2,
	2020	2019	2020	2019
Stores open at beginning of period	1,275	1,262	1,274	1,258
New stores	1	13	6	21
Relocated stores opened	1	5	7	13
Closed stores	(3)	(1)	(7)	(5)
Relocated stores closed	(2)	(5)	(8)	(13)
Stores open at end of period	1,272	1,274	1,272	1,274

Average inventory per store (in thousands)	$916	$1,069	$916	$1,069
Comparable store sales	16.3%	(2.2)%	0.6%	(1.7)%
Comparable store sales, at constant currency	16.3%	(2.1)%	0.8%	(1.4)%

Results of Operations

The following table sets forth the percentage relationship to net sales of line items in our consolidated statements of comprehensive income. This table should be read in conjunction with the following discussion and with our consolidated financial statements, including the related notes.

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 2,	October 31,	November 2,
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and occupancy expense	58.6	63.9	65.8	63.4
Gross profit	41.4	36.1	34.2	36.6
Selling, general and administrative	26.5	26.4	28.1	27.9
Restructure and impairment charges	0.7	3.4	0.3	1.4
Store pre-opening costs	—	0.1	—	0.1
Operating income	14.1	6.2	5.7	7.2
Interest expense	2.7	3.2	3.3	3.5
Losses on early extinguishments of debt and refinancing costs	1.6	—	0.7	—
Other expense (income), net	—	—	—	0.1
Income before income taxes	9.9	3.0	1.7	3.6
Income taxes	2.0	0.7	0.6	0.9
Net income	7.9%	2.3%	1.2%	2.7%

13 Weeks Ended October 31, 2020 Compared to the 13 Weeks Ended November 2, 2019

Net Sales. Net sales increased $184.2 million in the third quarter of fiscal 2020, or 15.1%, to $1,406.2 million compared to the third quarter of fiscal 2019. The increase in net sales was primarily due to a $194.7 million increase in comparable store sales and a $2.4 million increase related to additional stores opened (net of closures) since November 2, 2019. The increase was partially offset by a $9.3 million decrease in wholesale revenue as a result of our decision to close Darice. E-commerce sales, which are included in comparable store sales, increased $64.6 million in the third quarter of fiscal 2020, or 128.0%, to $115.1 million compared to the same period in the prior year. Comparable store sales increased 16.3% due to an increase in average ticket driven by higher consumer demand and improved retail execution, partially offset by a decrease in customer transactions.

Gross Profit. Gross profit was 41.4% of net sales in the third quarter of fiscal 2020 compared to 36.1% in the third quarter of fiscal 2019. The increase was primarily due to a decrease in promotional activity, occupancy cost leverage as a result of higher sales and benefits from our ongoing sourcing initiatives. The increase was partially offset by an increase in distribution costs primarily related to higher e-commerce sales, a change in sales mix and the impact of tariffs on inventory we purchase from China.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) was 26.5% of net sales in the third quarter of fiscal 2020 compared to 26.4% in the third quarter of fiscal 2019. SG&A increased $50.4 million to $373.2 million in the third quarter of fiscal 2020 compared to the same period in the prior year. The increase was primarily due to a $25.0 million increase in performance-based compensation, a $12.9 million increase in costs associated with strategic initiatives to improve profitability, a $5.7 million increase in payroll-related costs and a $3.2 million increase related to sanitation and other supply expenses.

Restructure and Impairment Charges. In the third quarter of fiscal 2020, we recorded impairment charges of $9.4 million related to operating lease assets and leasehold improvements primarily as a result of our decision to relocate our corporate offices in Irving, Texas. In the third quarter of fiscal 2019, we recorded an impairment charge of $40.1 million as a result of lower than expected operating performance in our wholesale business and a $1.3 million restructure charge related to the closure of our Pat Catan’s stores during the fourth quarter of fiscal 2018.

Interest Expense. Interest expense decreased $1.4 million to $37.4 million in the third quarter of fiscal 2020 compared to the same period in the prior year. The decrease was due to savings of $6.7 million primarily as a result of a lower interest rate on our term loan credit facility prior to its amendment in October 2020, partially offset by settlement payments of $2.9 million associated with our cash flow hedges and $1.5 million related to our 4.75% senior secured notes maturing in 2027 (“Senior Secured Notes”).

Losses on Early Extinguishments of Debt and Refinancing Costs. We recorded a loss on the early extinguishment of debt of $22.0 million during the third quarter of fiscal 2020 related to the refinancing of our term loan credit facility. We recorded a loss on the early extinguishment of debt of $0.2 million during the third quarter of fiscal 2019 related to the refinancing of our Amended Revolving Credit Facility.

Income Taxes. Income tax expense increased $20.0 million in the third quarter of fiscal 2020 to $28.3 million compared to the same period in the prior year due primarily to an increase in operating income.

39 Weeks Ended October 31, 2020 Compared to the 39 Weeks Ended November 2, 2019

Net Sales. Net sales increased $4.8 million in the first nine months of fiscal 2020, or 0.1%, to $3,354.3 million compared to the first nine months of fiscal 2019. The increase in net sales was primarily due to a $20.2 million increase in comparable store sales and a $13.0 million increase related to additional stores opened (net of closures) since November 2, 2019. The increase was partially offset by a $22.0 million decrease in wholesale revenue as result of our decision to close Darice. E-commerce sales, which are included in comparable store sales, increased $326.2 million in the first nine months of fiscal 2020, or 248.8%, to $457.3 million compared to the same period in the prior year. Comparable store sales increased 0.6%, or 0.8% at constant exchange rates, due to an increase in average ticket driven by higher consumer demand and improved retail execution, partially offset by a decrease in customer transactions.

Gross Profit. Gross profit was 34.2% of net sales in the first nine months of fiscal 2020 compared to 36.6% in the first nine months of fiscal 2019. The decrease was due to a $37.9 million charge related to the closure of Darice, an increase in distribution costs primarily related to higher e-commerce sales, a change in sales mix and the impact of tariffs on inventory we purchase from China. Gross profit also includes $3.6 million of incremental COVID-19 related costs, including hazard pay for our distribution center team members and certain supply costs. The decrease was partially offset by a decrease in promotional activity and benefits from our ongoing sourcing initiatives.

Selling, General and Administrative. SG&A was 28.1% of net sales in the first nine months of fiscal 2020 compared to 27.9% in the first nine months of fiscal 2019. SG&A increased $10.1 million to $943.6 million in the first nine months of fiscal 2020. The increase was primarily due to a $33.1 million increase in performance-based compensation, a $16.9 million increase in costs associated with strategic initiatives to improve profitability, $15.5 million of incremental COVID-19 related costs, including hazard pay for store team members and sanitation supplies, a $7.8 million charge related to the closure of Darice and $3.2 million associated with operating additional stores (net of closures) since November 2, 2019. The increase was partially offset by a $34.4 million decrease in payroll-related costs as a result of furloughed team members, a $13.5 million decrease in marketing costs, $8.0 million of wage subsidies resulting from COVID-19 relief legislation and $5.6 million of CEO severance costs incurred in the prior year.

Restructure and Impairment Charges. In the first nine months of fiscal 2020, we recorded impairment charges of $9.4 million related to operating lease assets and leasehold improvements primarily as a result of our decision to relocate our corporate offices in Irving, Texas. In the first nine months of fiscal 2019, we recorded an impairment charge of $40.1 million as a result of lower than expected operating performance in our wholesale business and an $8.2 million restructure charge related to the closure of our Pat Catan’s stores during the fourth quarter of fiscal 2018.

Interest Expense. Interest expense decreased $4.0 million to $112.2 million in the first nine months of fiscal 2020 compared to the same period in the prior year. The decrease was due to a $21.0 million decrease primarily as a result of a lower interest rate on our term loan credit facility prior to its amendment in October 2020. The decrease was partially offset by settlement payments of $9.3 million associated with our cash flow hedges, $2.9 million related to increased borrowing on our Amended Revolving Credit Facility and $2.5 million related to a higher interest rate associated with our 8.0% senior notes (“Senior Notes”) issued in July 2019.

Losses on Early Extinguishments of Debt and Refinancing Costs. We recorded a loss on the early extinguishment of debt of $22.0 million during the first nine months of fiscal 2020 related to the refinancing of our term loan credit facility. We recorded a loss on the early extinguishment of debt of $1.3 million during the first nine months of fiscal 2019 related to the redemption of our senior subordinated notes and the refinancing of our Amended Revolving Credit Facility.

Income Taxes. Income tax expense decreased $9.8 million for the first nine months of fiscal 2020 to $18.8 million compared to the same period in the prior year due primarily to a  decrease in operating income, partially offset by a state income tax settlement in the first nine months of fiscal 2019.

Liquidity and Capital Resources

We require cash principally for day-to-day operations, to finance capital investments, purchase inventory, service our outstanding debt and for seasonal working capital needs. We expect that our available cash, cash flow generated from operating activities and funds available under our Amended Revolving Credit Facility will be sufficient to fund planned capital expenditures, working capital requirements, debt repayments, debt service requirements and anticipated growth for the foreseeable future. We may also opportunistically pursue acquisitions and other inorganic growth opportunities, and our future capital investments may include expenditures for these transactions. Our ability to satisfy our liquidity needs and continue to refinance or reduce debt could be adversely affected by the occurrence of any of the events described under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended February 1, 2020 and in this Quarterly Report on Form 10-Q or our failure to meet our debt covenants. Our cash and cash equivalents totaled $852.0 million at October 31, 2020.

Our Amended Revolving Credit Facility provides senior secured financing of up to $850 million, subject to a borrowing base. As of October 31, 2020, the borrowing base was $838.0 million, of which we had $87.5 million of outstanding standby letters of credit and $750.5 million of unused borrowing capacity. As of October 31, 2020, we are in compliance with all debt covenants.

On October 1, 2020, MSI issued $375 million in aggregate principal amount of our Senior Secured Notes. The Senior Secured Notes were issued pursuant to an indenture among MSI, Michaels Funding, Inc. and certain subsidiaries of MSI, as guarantors, and U.S. Bank National Association, as trustee (the “Senior Secured Notes Indenture”). The Senior Secured Notes will mature on October 1, 2027 and bear interest at a rate of 4.75% per year, with interest payable semi-annually on April 1 and October 1 of each year, beginning on April 1, 2021.

The net proceeds from the Senior Secured Notes, together with cash on hand, were used to voluntarily pay down $500.1 million of MSI’s then outstanding term loan credit facility and to pay related fees and expenses.

The Senior Secured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by Michaels Funding, Inc. and each of MSI’s subsidiaries that guarantee indebtedness under the Amended Term Loan Credit Facility (as defined below) and the Amended Revolving Credit Facility (collectively defined as the “Senior Secured Credit Facilities”).

The Senior Secured Notes are senior secured obligations of MSI, and the guarantees are senior secured obligations of the guarantors. The Senior Secured Notes and guarantees will be secured equally and ratably with the Amended Term Loan Credit Facility and, accordingly, will be secured, subject to certain exceptions, by substantially all of the assets of MSI and the guarantors, including:

●	a first-priority pledge of MSI’s capital stock and all of the capital stock held directly by MSI and its subsidiaries that guarantee the Senior Secured Notes (which pledge, in the case of any foreign subsidiary or foreign subsidiary holding company, is limited to 65% of the voting stock of such foreign subsidiary or foreign subsidiary holding company and 100% of the non-voting stock of such subsidiary);

●	a first-priority security interest in, and mortgages on, substantially all other tangible and intangible assets of MSI and each guarantor, including substantially all of MSI’s and the guarantors’ owned real property and equipment, but excluding, among other things, the collateral described below (collectively, and together with the pledge of capital stock described in the immediately preceding paragraph, referred to as the “Term Priority Collateral”); and

●	a second-priority security interest in personal property consisting of inventory and related accounts, cash, deposit accounts, all payments received by MSI or the guarantors from credit card clearinghouses and processors or otherwise in respect of all credit card charges and debit card charges for sales of inventory by MSI and the guarantors, and certain related assets and proceeds of the foregoing.

At any time prior to October 1, 2023 MSI may redeem (a) up to 40% of the Senior Secured Notes with the gross proceeds from one or more Equity Offerings, as defined in the Senior Secured Notes Indenture, at a redemption price of 104.75% of the principal amount plus accrued and unpaid interest and/or (b) all or part of the Senior Secured Notes at 100.0% of the principal amount plus any accrued and unpaid interest plus a make-whole premium. Thereafter, MSI may redeem all or part of the notes at the redemption prices set forth below (expressed as percentages of the principal amount of the Senior Secured Notes to be redeemed) plus any accrued and unpaid interest, if redeemed during the twelve month period beginning on October 1 of each of the years indicated below:

Year	Percentage
2023	102.375%
2024	101.188%
2025 and thereafter	100.000%

Upon a change of control, MSI is required to offer to purchase the Senior Secured Notes at 101.0% of the aggregate principal amount plus accrued and unpaid interest. In addition, if MSI or its restricted subsidiaries sells certain assets constituting Term Priority Collateral, then under certain circumstances MSI will be required to offer to repurchase the notes at 100.0% of the aggregate principal amount plus accrued and unpaid interest.

Subject to certain exceptions and qualifications, the Senior Secured Notes Indenture contains covenants that, among other things, limit MSI’s ability and the ability of its restricted subsidiaries, including the guarantors, to:

●	incur additional indebtedness or issue certain disqualified or preferred stock;

●	create liens;

●	pay dividends on MSI’s capital stock or make distributions or redeem or repurchase MSI’s capital stock;

●	prepay subordinated debt or make certain investments, loans, advances, and acquisitions;

●	transfer or sell assets;

●	engage in consolidations, amalgamations or mergers, or sell, transfer or otherwise dispose of all or substantially all of their assets; and

●	enter into certain transactions with affiliates.

The Senior Secured Notes Indenture also provides for customary events of default which, if any of them occurs, would require or permit the principal and accrued interest to become or to be declared due and payable. As of October 31, 2020, MSI was in compliance with all covenants.

On October 1, 2020, MSI also entered into an amendment with JPMorgan Chase Bank N.A. and other lenders to our term loan credit facility. The amended credit agreement, together with the related security, guarantee and other agreements, are referred to as the “Amended Term Loan Credit Facility”. In connection with this amendment, MSI voluntarily prepaid $500.1 million in principal of the then outstanding term loan credit facility. The Amended Term Loan Credit Facility totaled $1,665.8 million as of October 31, 2020.

Borrowings under the Amended Term Loan Credit Facility were issued at 98.5% of face value and bear interest at a rate per annum, at MSI’s option, of either (a) a margin of 2.50% plus a base rate defined as the highest of (1) the prime rate published by The Wall Street Journal, (2) the greater of the federal funds effective rate and the overnight bank funding rate determined by the Federal Reserve Bank of New York, plus 0.5%, and (3) the one-month London Interbank Offered Rate (“LIBOR”) plus 1%, in each case, subject to a 1.75% floor, or (b) a margin of 3.50% plus the applicable LIBOR, subject to a 0.75% floor. The Amended Term Loan Credit Facility matures on October 1, 2027 subject to a springing maturity date of April 15, 2027 if certain other indebtedness, including MSI’s Senior Notes, exceeds $100 million as of such earlier date.

Under the Amended Term Loan Credit Facility, MSI has the right to request additional term loans in an aggregate amount of up to the sum of (a) the greater of $650 million and 100% of Adjusted EBITDA (as defined in the Amended Term Loan Credit Facility) for the most recently ended four fiscal quarters, plus (b) the aggregate amount of voluntary prepayments of certain indebtedness, plus (c) at MSI’s election, an amount of additional indebtedness if the consolidated secured debt ratio (as defined in the Amended Term Loan Credit Facility) is no more than 3.25 to 1.00 on a pro forma basis as of the last day of the most recently ended four fiscal quarters, subject to certain adjustments. The lenders will not be under any obligation to provide any such additional term loans and the incurrence of any additional term loans is subject to customary conditions precedent.

MSI is required to make scheduled quarterly payments equal to 0.25% of the original principal amount of the term loans (subject to adjustments relating to the incurrence of additional term loans) for the first six years of the Amended Term Loan Credit Facility, with the balance to be paid on October 1, 2027. The Amended Term Loan Credit Facility provides for a 1.0% soft call premium in connection with certain Repricing Transactions (as defined in the Amended Term Loan Credit Facility) occurring on or prior to April 1, 2021.

We had total outstanding debt of $2,540.8 million at October 31, 2020, of which $1,665.8 million was subject to variable interest rates and $875.0 million was subject to fixed interest rates. In April 2018, we executed two interest rate swaps with an aggregate notional value of $1 billion associated with our outstanding Amended Term Loan Credit Facility. The swaps replaced the one-month LIBOR with a fixed interest rate of 2.7765%.

In April 2020, we executed two interest rate cap agreements with an aggregate notional value of $2 billion associated with our outstanding Amended Term Loan Credit Facility. The interest rate caps have an effective date of September 30, 2020 and April 30, 2021, respectively. During the third quarter of fiscal 2020, we amended the September 30, 2020 interest rate cap agreement and reduced the notional value from $1 billion to $300 million. The interest rate caps have a maturity date of April 30, 2025 and were executed for risk management and are not held for trading purposes. The interest rate caps will effectively cap our LIBOR exposure on a portion of our Amended Term Loan Credit Facility at 1%.

In March 2020, the World Health Organization declared the current COVID-19 outbreak to be a global pandemic. In response to the pandemic, many state and local jurisdictions ordered non-essential businesses closed and executed extensive stay-at-home orders. These orders resulted in the temporary closure of over 900 of our 1,272 stores which had a material adverse impact on our results of operations during the first quarter of fiscal 2020. During the second quarter of fiscal 2020, we reopened all of our stores and experienced a significant improvement in our business as net sales increased 13.2% during the preceding six month period ending October 31, 2020 compared to the same period in the prior year. Our liquidity position, which includes cash on hand and amounts available under our senior secured asset-based revolving credit facility (“Amended Revolving Credit Facility”), increased from $1.1 billion as of May 2, 2020 to $1.6 billion as of October 31, 2020. However, there remains significant uncertainty surrounding the future impact of the COVID-19 pandemic on our results of operations, and future waves of the pandemic could require us to close stores again if certain restrictions are reinstated by state and local authorities. We intend to continue to manage our liquidity position closely and invest in our omnichannel capabilities to meet the growing customer demand for a seamless omnichannel experience.

In May 2020, the Company adopted a plan to close the Darice wholesale operations (“Darice”). As a result of the closure, we recorded a charge totaling $45.7 million in the first nine months of fiscal 2020, consisting primarily of a $37.9 million charge in gross profit related to the liquidation of inventory and $7.8 million included in selling, general and administrative associated with the write-off of indefinite-lived intangible assets and employee-related expenses. The closure process will be completed in November 2020 and we do not expect to incur significant additional costs related to the liquidation. In the first nine months of fiscal 2020 and fiscal 2019, Darice’s net sales totaled $36.1 million and $61.1 million, respectively. Excluding the charges, Darice did not have a material impact on the Company’s operating income in the periods presented.

In September 2018, the Board of Directors authorized a share repurchase program for the Company to purchase $500 million of the Company’s common stock on the open market or through accelerated share repurchase transactions. The share repurchase program does not have an expiration date, and the timing and number of repurchase transactions under the program will depend on market conditions, corporate considerations, debt agreements and regulatory requirements. Shares repurchased under the program are held as treasury shares until retired. During the nine months ended October 31, 2020, we did not repurchase any shares under our share repurchase program. As of October 31, 2020, we had $293.5 million of availability remaining under our current share repurchase program.

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

We may use excess operating cash flows to repurchase outstanding shares and repay portions of our indebtedness, depending on prevailing market conditions, liquidity requirements, existing economic conditions, contractual restrictions and other factors. As such, we and our subsidiaries, affiliates and significant shareholders may, from time to time, seek to retire or purchase our outstanding debt (including publicly issued debt) through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise. If we use our excess cash flows to repay our debt, it will reduce the amount of cash available for additional capital expenditures.

Cash Flow from Operating Activities

Cash flows provided by operating activities were $712.9 million in the first nine months of fiscal 2020 compared to $106.4 million in the first nine months of fiscal 2019. The increase in cash flows from operating activities was primarily due to the timing of inventory receipts following higher than expected sales, renegotiating payment terms with our vendors and landlords and the timing of federal tax payments.

Inventory at the end of the third quarter of fiscal 2020 decreased $252.9 million, or 17.8%, to $1,170.5 million, compared to $1,423.4 million at the end of the third quarter of fiscal 2019. The decrease in inventory was primarily due to the timing of inventory receipts following higher than expected sales and the closure of Darice. Average inventory per store (inclusive of distribution centers, in-transit and inventory for the Company’s e-commerce site) decreased 14.3% to $916,000 at October 31, 2020 from $1,069,000 at November 2, 2019.

Cash Flow from Investing Activities

The following table includes capital expenditures paid during the periods presented (in thousands):

	39 Weeks Ended
	October 31,	November 2,
	2020	2019
New and relocated stores including stores not yet opened (1)	$7,523	$10,787
Existing stores	16,830	23,257
Information systems	34,686	40,132
Corporate and other	20,506	15,456
	$79,545	$89,632
(1)	In the first nine months of fiscal 2020, we incurred capital expenditures related to the opening of 13 stores, including the relocation of seven stores. In the first nine months of fiscal 2019, we incurred capital expenditures related to the opening of 34 stores, including the relocation of 13 stores.

Non-GAAP Measures

The following table sets forth certain non-GAAP measures used by the Company to manage our performance and measure compliance with certain debt covenants. The Company defines “EBITDA” as net income before interest, income taxes, depreciation and amortization. The Company defines “Adjusted EBITDA” as EBITDA adjusted for certain defined amounts in accordance with the Company’s Amended Revolving Credit Facility and our Amended Term Loan Credit Facility (collectively defined as the “Senior Secured Credit Facilities”).

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

The following table shows a reconciliation of EBITDA and Adjusted EBITDA to net income and net cash provided by operating activities (in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 2,	October 31,	November 2,
	2020	2019	2020	2019
Net cash provided by operating activities	$413,111	$108,475	$712,860	$106,367
Non-cash operating lease expense	(79,498)	(81,397)	(241,040)	(244,258)
Depreciation and amortization	(31,292)	(31,295)	(95,382)	(94,025)
Share-based compensation	(6,571)	(6,658)	(19,759)	(18,664)
Debt issuance costs amortization	(875)	(970)	(2,757)	(3,509)
Loss on write-off of investment	—	—	—	(5,036)
Accretion of long-term debt, net	(349)	(67)	(480)	195
Restructure and impairment charges	(9,388)	(41,376)	(9,388)	(48,332)
Impairment of intangible assets	—	—	(3,500)	—
Deferred income taxes	(2,690)	10,023	289	9,984
Gain on sale of building	—	—	101	—
Losses on early extinguishments of debt and refinancing costs	(22,044)	(161)	(22,044)	(1,316)
Changes in assets and liabilities	(149,282)	72,131	(279,040)	389,537
Net income	111,122	28,705	39,860	90,943
Interest expense	37,370	38,781	112,233	116,274
Income taxes	28,284	8,324	18,836	28,615
Depreciation and amortization	31,292	31,295	95,382	94,025
Interest income	(144)	(297)	(1,426)	(2,012)
EBITDA	207,924	106,808	264,885	327,845
Adjustments:
COVID-19 expense (1)	632	—	19,158	—
Losses on early extinguishments of debt and refinancing costs	22,044	161	22,044	1,316
Share-based compensation	6,571	6,658	19,759	18,664
Restructure and impairment charges	9,388	41,376	9,388	48,332
Darice liquidation charges	(6,775)	—	45,711	—
Severance costs	667	1,683	5,537	5,175
Store pre-opening costs	184	1,402	1,528	4,370
Store remodel costs	1,226	174	1,675	242
Foreign currency transaction losses (gains), net	8	192	(322)	659
Store closing costs	96	478	907	(469)
Consulting costs	9,240	—	14,149	—
CEO severance costs	—	—	—	5,569
Other (2)	1,981	1,788	7,644	4,489
Adjusted EBITDA	$253,186	$160,720	$412,063	$416,192
(1)	Includes costs attributable to the COVID-19 pandemic including hazard pay for team members, costs associated with furloughed employees, certain inventory charges and sanitation supplies.
(2)	Other adjustments primarily relate to items such as moving and relocation expenses, franchise taxes, sign-on bonuses, director’s fees, search costs and the support center move.

Disclosure Regarding Forward-Looking Information

The above discussion, as well as other portions of this Quarterly Report on Form 10-Q, contains forward-looking statements that reflect our plans, estimates and beliefs. Statements regarding sufficiency of capital resources and planned uses of excess cash flow as well as any other statements contained herein (including, but not limited to, statements to the effect that Michaels or its management “anticipates”, “plans”, “estimates”, “expects”, “believes”, “intends” and other similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our Annual Report. Such forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance or achievements to be materially different from anticipated results, prospects, performance or achievements expressed or implied by such forward-looking statements. Most of these factors are outside of our control and are difficult to predict. Such risks and uncertainties include, but are not limited to the following:

●	risks related to the effect of economic uncertainty;

●	risks related to our substantial indebtedness;

●	restrictions in our debt agreements that limit our flexibility in operating our business;

●	changes in customer demand could materially adversely affect our sales, results of operations and cash flow;

●	competition, including internet-based competition, could negatively impact our business;

●	a weak fourth quarter would materially adversely affect our results of operations;

●	unexpected or unfavorable consumer responses to our promotional or merchandising programs could materially adversely affect our sales, results of operations, cash flow and financial condition;

●	evolving foreign trade policy (including tariffs imposed on certain foreign-made goods) may adversely affect our business;

●	our reliance on foreign suppliers increases our risk of obtaining adequate, timely and cost-effective product supplies;

●	our results may be adversely affected by serious disruptions or catastrophic events, including geo-political events and weather;

●	our business has been, and could be in the future, adversely affected by the ongoing COVID-19 pandemic;

●	our failure to adequately maintain security and prevent unauthorized access to electronic and other confidential information, which could result in an additional data breach, could materially adversely affect our financial condition and operating results;

●	we may be subject to information technology system failures or network disruptions, or our information systems may prove inadequate, resulting in damage to our reputation, business operations and financial condition;

●	our failure to increase comparable store sales and optimize our store portfolio could impair our ability to improve our sales, profitability and cash flows;

●	damage to the reputation of the Michaels brand or our private and exclusive brands could adversely affect our sales;

●	risks associated with the suppliers from whom our products are sourced and transitioning to other qualified vendors could materially adversely affect our revenue and profit growth;

●	changes in regulations or enforcement, or our failure to comply with existing or future regulations, may adversely impact our business;

●	significant increases in inflation or commodity prices such as petroleum, natural gas, electricity, steel, wood, and paper may adversely affect our costs, including cost of merchandise;

●	improvements to our supply chain may not be fully successful;

●	we are exposed to fluctuations in exchange rates between the U.S. and Canadian dollar, which is the functional currency of our Canadian subsidiaries;

●	the Company’s ability to execute its strategic initiatives could be impaired if it fails to retain its senior management team;

●	any difficulty executing or integrating an acquisition, a business combination or a major business initiative could adversely affect our business or results of operations;

●	our marketing programs, e-commerce initiatives and use of consumer information are governed by an evolving set of laws and enforcement trends and unfavorable changes in those laws or trends, or our failure to comply with existing or future laws, could substantially harm our business and results of operations;

●	product recalls and/or product liability, as well as changes in product safety and other consumer protection laws, may adversely impact our operations, merchandise offerings, reputation, results of operation, cash flow, and financial condition;

●	changes in estimates or projections used to assess fair value of intangible assets, goodwill and property and equipment may cause us to incur impairment charges that could adversely affect our results of operations;

●	disruptions in the capital markets could increase our costs of doing business;

●	our real estate leases generally obligate us for long periods, which subjects us to various financial risks;

●	we have co-sourced certain of our information technology, accounts payable, accounting, human resources and credit card fraud investigation functions, and may co-source other administrative functions, which makes us more dependent upon third parties;

●	failure to attract and retain quality sales, distribution center and other team members in appropriate numbers as well as experienced buying and management personnel could adversely affect our performance;

●	affiliates of, or funds advised by, Bain Capital Private Equity, L.P. own approximately 36% of the outstanding shares of our common stock and as a result will have the ability to strongly influence our decisions, and they may have interests that differ from those of other stockholders;

●	our executive officers hold or may hold restricted shares or option awards that will vest upon a change of control, and these officers may have an economic incentive to support a transaction that may not be viewed as favorable by other stockholders; and

●	our holding company structure makes us, and certain of our direct and indirect subsidiaries, dependent on the operations of our, and their, subsidiaries to meet our financial obligations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We are exposed to fluctuations in exchange rates between the U.S. and Canadian dollar, which is the functional currency of our Canadian subsidiaries. Our sales, cost of sales and expenses of our Canadian subsidiaries, when translated into U.S. dollars, can fluctuate due to exchange rate movement. A 10% increase or decrease in the exchange rate of the Canadian dollar would have increased or decreased net income by approximately $11 million for the 39 weeks ended October 31, 2020.

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our Amended Term Loan Credit Facility and our Amended Revolving Credit Facility. The interest rates on our Amended Term Loan Credit Facility and our Amended Revolving Credit Facility will reprice periodically, which will impact our earnings and cash flow. In April 2018, we executed two interest rate swap agreements with an aggregate notional value of $1 billion which are intended to mitigate interest rate risk associated with future changes in interest rates for borrowings under our Amended Term Loan Credit Facility. As a result of these interest rate swaps, our exposure to interest rate volatility for $1 billion of our Amended Term Loan Credit Facility was eliminated beginning in the second quarter of fiscal 2018. In fiscal 2020, we executed two interest rate cap agreements with an aggregate notional value of $1.3 billion associated with our outstanding Amended Term Loan Credit Facility. The interest rate caps will effectively cap our LIBOR exposure on a portion of the Amended Term Loan Credit Facility at 1%. The interest rates on our Senior Notes and our Senior Secured Notes are fixed. Based on our overall interest rate exposure to variable rate debt outstanding as of October 31, 2020, a 100 basis point change in interest rates would impact income before income taxes by approximately $3.7 million for fiscal 2020. A 100 basis point change in interest rates would impact the fair value of our long-term fixed rate debt by approximately $24 million. A change in interest rates would not materially affect the fair value of our variable rate debt as the debt reprices periodically.

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

Change in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In late 2019, a new strain of the coronavirus (“COVID-19”) was detected in Wuhan, China and other jurisdictions and has since spread to other parts of the world, including the U.S. In an effort to mitigate the continued spread of the virus, federal, state and local governments, as well as certain private entities, mandated various restrictions, including stay-at-home orders, travel restrictions, restrictions on public gatherings and quarantining of people who may have been exposed to the virus. As a result of these restrictions, a significant number of our stores were temporarily closed. Accordingly, in the first quarter of fiscal 2020 we experienced significant decreases in demand for our products and a corresponding negative impact on our net sales. There remains significant uncertainty surrounding the overall impact of the COVID-19 pandemic on our business, and future waves of the pandemic could require us to close stores again if certain restrictions are reinstated by state and local authorities. As such, we are unable to accurately predict the future impact that the pandemic will have on our results of operations, liquidity and financial position. Additional potential future impacts include those related to:

●	our ability to meet obligations to our business partners, including our amended revolving credit facility and lease obligations;
●	the failure of third parties on which we rely, including our suppliers, to meet their obligations to us, which may be caused by their own financial or operational difficulties, travel restrictions and border closures, or disruptions with sourcing raw materials, manufacturing, delivery, shipping, exports, imports, and in our supply chains;
●	the impact on our workforce, including limitations on travel and work locations, quarantines, pay reductions and temporary leaves of absence;
●	the continued cancellation of group events at our stores;
●	any additional government and regulatory restrictions that limit or close operating facilities, including our stores, or restrict operations of our business partners, suppliers or customers; and
●	credit availability and cost due to disruptions and volatility in the financial markets.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides certain information with respect to our purchases of shares of the Company’s common stock during the third quarter of fiscal 2020:

				Approximate Dollar Value
			Total Number of	of Shares That May
			Shares Purchased	Yet Be Purchased
	Total Number of	Average Price	as Part of Publicly	Under the Plan (2)
Period	Shares Purchased (1)	Paid per Share	Announced Plan (2)	(in thousands)
August 2, 2020 - August 29, 2020	14,144	$7.66	—	$293,524
August 30, 2020 - October 3, 2020	30,920	10.49	—	293,524
October 4, 2020 - October 31, 2020	11,572	8.11	—	293,524
Total	56,636	$9.30	—	$293,524
(1)	These amounts reflect the surrender of shares of common stock to the Company to satisfy tax withholding obligations in connection with the vesting of employee restricted stock equity awards.
(2)	In September 2018, the Board of Directors authorized the Company to purchase up to $500 million of the Company’s common stock on the open market or through accelerated share repurchase transactions. The share repurchase program does not have an expiration date. The Company has retired and intends to continue to retire shares repurchased under the program.

ITEM 6. EXHIBITS

(a)	Exhibits:

Exhibit Number	Description of Exhibit

4.1

Indenture, dated October 1, 2020, among Michaels Stores, Inc., as Issuer, the guarantors party thereto and U.S. National Bank Association, as trustee and collateral agent (previously filed as Exhibit 4.1 to Form 8-K filed by the Company on October 2, 2020, SEC File No. 001-36501).

10.1

Purchase Agreement, dated September 17, 2020, by and among Michaels Stores, Inc., as Issuer, Michaels Funding, Inc., Artistree, Inc., Darice, Inc., Darice Imports, Inc., Lamrite West, Inc., Michaels Finance Company, Inc., Michaels Stores Procurement Company, Inc. and Michaels Stores Card Services, LLC, each as a Guarantor, and J.P. Morgan Securities LLC, as representative of the initial purchasers (previously filed as Exhibit 10.1 to Form 8-K filed by the Company on September 22, 2020, SEC Fil No. 001-36501).

10.2

Fourth Amendment to Amended and Restated Credit Agreement, dated as of October 1, 2020, by and among Michaels Stores, Inc., the guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the 2020 Converting Replacement Term B Loan Lenders (as defined therein) and the 2020 New Refinancing Term B Loan Lenders (as defined therein) (previously filed as Exhibit 4.2 to Form 8-K filed by the Company on October 2, 2020, SEC File No. 001-36501).

31.1

Certifications of Ashley Buchanan pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2

Certifications of Michael F. Diamond pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

THE MICHAELS COMPANIES, INC.

By:	/s/ Ashley Buchanan
Ashley Buchanan
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Michael F. Diamond
Michael F. Diamond
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: December 4, 2020