Form 10-K
period 2021-01-30
Michaels Companies, Inc.
filed 2021-03-09
CIK 1593936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2021

Commission file number 001-36501

THE MICHAELS COMPANIES, INC.

A Delaware Corporation

IRS Employer Identification No. 37-1737959

3939 West John Carpenter Freeway

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

The Michaels Companies, Inc. is an accelerated filer.

The Michaels Companies, Inc. is not (1) a shell company, (2) a small reporting company or (3) an emerging growth company (as defined in Rule 12b-2 of the Exchange Act).

The aggregate market value of The Michaels Companies, Inc.’s common stock held by non-affiliates as of August 1, 2020 was approximately $530,710,971 based upon the closing sales price of $7.18 quoted on The Nasdaq Global Select Market as of July 31, 2020. For this purpose, directors and officers have been assumed to be affiliates.

The Michaels Companies, Inc. has filed a report on and attestation to management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

As of February 25, 2021, 141,610,518 shares of The Michaels Companies, Inc.’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant will incorporate by reference information required in response to Part III, items 10-14, from its definitive proxy statement for its annual meeting of shareholders, to be held on June 9, 2021.

THE MICHAELS COMPANIES, INC.

PART I

ITEM 1. BUSINESS.

The following discussion, as well as other portions of this Annual Report on Form 10-K, contains forward-looking statements that reflect our plans, estimates and beliefs. Any statements contained herein (including, but not limited to, statements to the effect that Michaels or its management “anticipates”, “plans”, “estimates”, “expects”, “believes”, “intends”, and other similar expressions) that are not statements of historical fact should be considered forward-looking statements and should be read in conjunction with our consolidated financial statements and related notes contained elsewhere in this report. Specific examples of forward-looking statements include, but are not limited to, statements regarding our pending acquisition by Apollo and the expected timing of completion of the transaction, forecasts of financial performance, store openings, capital expenditures and working capital requirements. Our actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K and particularly in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Unless the context otherwise indicates, references in this Annual Report on Form 10-K to “we”, “our”, “us”, “our Company”, “the Company”, and “Michaels” mean The Michaels Companies, Inc., together with its subsidiaries.

General

The Michaels Companies, Inc., with $5.3 billion in sales in fiscal 2020, is the largest arts and crafts specialty retailer in North America (based on store count) providing materials, project ideas and education for creative activities. Our mission is to inspire and enable customer creativity, create a fun and rewarding place to work, foster meaningful connections with our communities and lead the industry in growth and innovation. With crafting classes, store events, store displays, mobile applications and online videos, we offer an omnichannel shopping experience that can inspire creativity and build confidence in our customers’ artistic abilities.

As of January 30, 2021, we operated 1,252 Michaels retail stores in 49 states and Canada, with approximately 18,000 average square feet of selling space per store.

In March 2020, the World Health Organization declared the current COVID-19 outbreak to be a global pandemic. In response to the pandemic, many state and local jurisdictions ordered non-essential businesses closed and executed extensive stay-at-home orders. These orders resulted in the temporary closure of over 900 of our 1,252 stores which had a material adverse impact on our results of operations during the first quarter of fiscal 2020. During the second quarter of fiscal 2020, we reopened all of our stores and experienced a significant improvement in our business as net sales increased 12.4% during the preceding nine month period ending January 30, 2021 compared to the same period in the prior year. Our liquidity position, which includes cash on hand and amounts available under our senior secured asset-based revolving credit facility (“Amended Revolving Credit Facility”), increased from $1.2 billion as of February 1, 2020 to $1.7 billion as of January 30, 2021. However, there remains significant uncertainty surrounding the future impact of the COVID-19 pandemic on our results of operations, and future waves of the pandemic could require us to close stores again if certain restrictions are reinstated by state and local authorities. We intend to continue to manage our liquidity position closely and invest in our omnichannel capabilities to meet the growing customer demand for a seamless omnichannel experience.

In May 2020, the Company adopted a plan to close our Darice wholesale operations (“Darice”). As a result of the closure, we recorded a charge totaling $45.2 million in fiscal 2020, consisting primarily of a $37.3 million charge in gross profit related to the liquidation of inventory and $7.9 million included in selling, general and administrative associated with the write-off of indefinite-lived intangible assets and employee-related expenses. The closure of Darice was completed in the fourth quarter of fiscal 2020. In fiscal 2020 and fiscal 2019, Darice’s net sales totaled $37.6 million and $79.9 million, respectively. Excluding the charges, Darice did not have a material impact on the Company’s operating income in the periods presented.

In fiscal 2020, we recorded impairment charges totaling $28.8 million, consisting of $19.4 million related to the closure of 13 underperforming stores and $9.4 million primarily related to the relocation of our corporate offices in Irving, Texas. The impairment charges include $22.8 million related to operating lease assets and $6.0 million related to leasehold improvements and inventory.

During fiscal 2019, we identified impairment indicators within Darice that were primarily due to a deterioration in sales associated with overall declining demand from customers. These indicators led us to revise Darice’s forecasted sales downward and resulted in a significantly lower operating plan in fiscal 2019. As a result, we performed impairment tests on Darice’s goodwill, indefinite and definite-lived intangible assets and long-lived assets, including operating lease assets. As a result of this impairment testing, we recorded an impairment charge of $40.1 million in fiscal 2019, consisting of $17.8 million related to goodwill, $14.4 million related to long-lived assets, including operating lease assets, and $7.9 million related to indefinite and definite-lived intangible assets.

In November 2019, the Company acquired certain intangible assets from A.C. Moore Incorporated for $61.9 million, including customer relationships and tradenames totaling $55.9 million and $5.2 million, respectively. In connection with the transaction, we also leased a distribution facility in New Jersey and 17 store locations. The store locations will be reopened under the Michaels brand name during fiscal 2020 and fiscal 2021, including the relocation of certain existing Michaels stores. We believe the transaction will enable us to expand our presence in strategic markets and better serve our customers both online and in stores.

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

During fiscal 2018, Pat Catan’s net sales totaled $109.6 million and Aaron Brothers net sales totaled $12.9 million. Excluding the restructure charges, Aaron Brothers and Pat Catan’s did not have a material impact on the Company’s operating income in all fiscal periods presented in the consolidated financial statements.

In addition, we recorded $5.3 million of employee-related charges in fiscal 2018 as a result of certain organizational changes made to streamline our operations at our corporate support center.

Pending Acquisition by Apollo

On March 2, 2021, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with certain affiliates of Apollo Global Management (such affiliates, “Apollo”), pursuant to which Apollo will acquire the Company. Under the Merger Agreement, and upon the terms and subject to the conditions thereof, Apollo will commence a tender offer to acquire all outstanding shares of Michaels for $22.00 per share in cash. If certain conditions are satisfied and the offer closes, Apollo will acquire all remaining shares not tendered in the tender offer through a second-step merger at the same price.  The tender offer will initially remain open for twenty business days, subject to possible extension on the terms set forth in the Merger Agreement. The parties currently expect the acquisition to be completed during the first half of fiscal 2021. Apollo’s obligations to complete the acquisition are subject to certain customary closing conditions, including a majority of the outstanding shares of Michaels common stock having been tendered and not validly withdrawn, the expiration of a twenty-five day go-shop period, compliance with certain antitrust requirements in the United States and Canada, and the completion of a specified marketing period for Apollo’s debt financing of the offer price. The Merger Agreement also provides that the acquisition agreement may be terminated by us or Apollo under certain circumstances, and in certain specified circumstances upon termination of the Merger Agreement we will be required to pay Apollo a termination fee of up to $104 million. The anticipated acquisition of the Company by Apollo is described more fully in our Current Report on Form 8-K filed with the SEC on March 3, 2021. This summary of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement filed as Exhibit 2.1 to this Annual Report.

Merchandising

Michaels. Each Michaels store offers approximately 45,000 basic and seasonal stock-keeping units (“SKUs”) in a number of product categories. The following table shows a breakdown of sales for Michaels stores by department as a percentage of total net sales:

	Fiscal Year
	2020	2019	2018
General crafts	47%	47%	48%
Home décor and seasonal	22	23	24
Custom and ready-made framing	16	16	16
Papercrafting	15	14	12
	100%	100%	100%

We have category merchant, product development, sourcing and design teams focused on quality, innovation and cost mitigation. Our internal product development and global sourcing teams position us to deliver a differentiated level of innovation, quality and value to our customers. Our global sourcing network allows us to control new product introductions, maintain quality standards, monitor delivery times, and manage product costs and inventory levels to enhance profitability. In an industry with few well-known national brands, our private brands are recognized as a leader in many categories. We continue to expand our private brands and improve the selection of products we design, develop and deliver to our customers. Our Michaels’ private brands totaled approximately 59% of net sales in fiscal 2020 and include, among others, Recollections®, Studio Decor®, Bead Landing®, Creatology®, Ashland®, Celebrate It®, ArtMinds®, Artist’s Loft®, Craft Smart® and Loops & Threads®.

We continue to search for ways to leverage our position as a market leader by establishing strategic partnerships and exclusive product relationships to provide our customers with exciting merchandise. We have partnerships with popular brands such as Crayola, Elmer’s and Cricut. We will continue to explore opportunities to form future partnerships and exclusive product associations.

E-commerce. Our e-commerce business provides an important avenue to communicate with our customers in an interactive way that reinforces the Michaels brand and drives traffic to our stores and websites. We continue to strengthen our omnichannel offering with the expansion of our buy online, pick up in store capabilities and the introduction of curbside pick-up and same-day-delivery during fiscal 2020. We also continue to enhance our existing platforms to improve discoverability, product content and personalization of customer messaging that will deliver a superior customer experience. Our online platforms, which offer over 100,000 basic and seasonal SKUs, currently include Michaels.com, Canada.Michaels.com, michaelscustomframing.com (our online custom framing solution) and our Michaels app, which connects our store and online experiences.

Purchasing and Inventory Management

We purchase merchandise from a variety of different vendors primarily through our wholly-owned subsidiary, Michaels Stores Procurement Company, Inc. We believe our buying power and ability to make centralized purchases enable us to acquire products on favorable terms. Centralized merchandising management teams negotiate with vendors in an attempt to obtain the lowest merchandise costs and to improve product mix and inventory levels. In fiscal 2020, there were no vendors who accounted for more than 10% of total purchases.

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

Artistree

We own and operate Artistree, a vertically-integrated framing operation which supplies precut mats and high quality custom framing merchandise in our stores and on michaelscustomframing.com. We believe Artistree provides a competitive advantage and gives us quality control over the entire framing process. Custom framing orders are processed and shipped to our stores where the custom frame order is completed for customer pick-up.

Our moulding manufacturing plant, located in Kernersville, North Carolina, converts lumber into finished frame moulding that is used at our regional processing centers to fulfill custom framing orders for our customers. We manufacture approximately 38% of the moulding that we process and import approximately 56% from quality manufacturers in Indonesia, Malaysia, Spain and Italy. The remaining mouldings are purchased from domestic manufacturers.

We operate three regional processing centers located in DFW Airport, Texas; Kernersville, North Carolina; and Mississauga, Ontario. Combined, these facilities occupy approximately 489,000 square feet and, in fiscal 2020, processed 18.7 million linear feet of frame moulding and 2.8 million individual custom cut mats and foam boards for our customers. Our precut mats and custom frame supplies are packaged and distributed out of our DFW Airport regional processing center.

Distribution

We currently operate eight distribution centers to supply our stores with merchandise. Approximately 94% of our stores’ merchandise receipts are shipped through the distribution network with the remainder shipped directly from vendors to stores. Our distribution centers are located in California, Florida, Illinois, Ohio, Pennsylvania, Texas and Washington. In fiscal 2020, we began work on additional distribution centers in California and New Jersey which are expected to begin operations in the second half of fiscal 2021. We also began to wind down operations in our Ohio distribution centers which were primarily used for our discontinued wholesale business. In fiscal 2021, we plan to operate eight distribution centers in direct support of Michaels sales channels, and sublease our Ohio distribution centers.

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

We continue to develop and leverage our customer data analytic capabilities to drive a more customer-centric strategy through targeted marketing and promotions. We believe that targeted marketing and promotions play an important role in today’s retail environment by improving the impact of digital media, email, coupons and promotional events. In fiscal 2020, we expanded our loyalty program, Michaels Rewards, enabling customers to earn rewards on purchases that can be redeemed for discounts on future purchases. Michaels Rewards also offers customers tailored, exclusive offers and events such as sneak peeks for new product, early alerts for big sales and receipt-free returns. Michaels Rewards continues to grow and has surpassed 46 million customers. The program adds to our customer database and, we believe, will allow us to further target our marketing and promotions more effectively. We believe the expansion of our rewards program is an important tool to increase retention of existing customers and enhance their loyalty to the Michaels brand.

Seasonality

Our business is highly seasonal, with higher sales in the third and fourth fiscal quarters. Our fourth quarter, which includes the Holiday selling season, has on average accounted for approximately 34% of our net sales and approximately 48% of our operating income.

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

Store Expansion and Relocation

The following table shows the number of stores open during each of the last five years:

	Fiscal Year
	2020	2019	2018	2017	2016
Michaels stores:
Open at beginning of period	1,274	1,258	1,238	1,223	1,196
New stores	6	21	24	17	32
Relocated stores opened	8	13	21	12	14
Closed stores	(25)	(5)	(4)	(2)	(5)
Relocated stores closed	(11)	(13)	(21)	(12)	(14)
Open at end of period	1,252	1,274	1,258	1,238	1,223

Aaron Brothers stores:
Open at beginning of period	—	—	97	109	117
New stores	—	—	—	—	1
Closed stores	—	—	(97)	(12)	(9)
Open at end of period	—	—	—	97	109

Pat Catan's stores:
Open at beginning of period	—	—	36	35	—
Acquired stores	—	—	—	—	32
New stores	—	—	—	1	3
Relocated stores opened	—	—	—	—	1
Closed stores	—	—	(36)	—	—
Relocated stores closed	—	—	—	—	(1)
Open at end of period	—	—	—	36	35
Total store count at end of period	1,252	1,274	1,258	1,371	1,367

We believe, based on an internal real estate and market penetration study of Michaels stores, that the combined U.S. and Canadian markets can support between 1,300 and 1,400 Michaels stores. We plan to open approximately 33 Michaels stores, including approximately 10 relocations, in fiscal 2021. We continue to pursue a store relocation program to improve the real estate location quality and performance of our store base. During fiscal 2021, we plan to close up to 15 Michaels stores. Many of our store closings are stores that have reached the end of their lease term. We believe our ongoing store evaluation process results in strong performance across our store base.

Our store operating model, which is based on historical store performance, assumes an average store size of approximately 18,000 square feet of selling space. Our fiscal 2020 average initial net investment, which varies by site and specific store characteristics, was $0.5 million per store, including store build-out costs, pre-opening expenses and average first year inventory.

Human Capital

As of January 30, 2021, we employed approximately 45,000 team members, including approximately 41,000 who work in the United States with the remaining working in Canada and China. We employ approximately 34,000 team members on a part-time basis. Due to the seasonal nature of the retail business, the number of part-time team members substantially increases during the Holiday selling season. Of our full-time team members, approximately 4,000 are engaged in various executive, operating, administrative functions in our support center, division offices and distribution centers and the remainder are engaged in store operations. None of our team members are subject to a collective bargaining agreement. We offer a broad range of company paid benefits to our team members including medical and dental plans, paid vacation, a 401(k) plan, disability insurance, team member assistance programs, life insurance and a team member discount. The level of benefits and eligibility vary depending on the team members’ full-time or part-time status, date of hire, length of service or level of pay. We believe that to succeed as a business we must maintain an inclusive culture that fosters high team member engagement and standards of ethical conduct, provides ongoing development opportunities, and provides a safe working environment. We have taken numerous measures to meet these objectives including providing ongoing learning and mentoring programs, establishing Michaels Resource Groups to raise awareness and promote education of different cultures and lifestyles, and regularly updating and distributing our Code of Business Conduct and Ethics policies to all team members. We also perform ongoing reviews of our safety protocols, including extensive efforts undertaken during the COVID-19 pandemic to ensure the health and safety of our team members by performing frequent cleanings, ensuring social distancing and providing masks for all of our stores.

Competition

We are the largest arts and crafts specialty retailer in North America based on store count. The market in which we compete is highly fragmented and includes stores across the U.S. and Canada operated primarily by small, independent retailers along with a few regional and national chains. We believe customers choose where to shop based upon store location, breadth of selection, price, quality of merchandise, availability of product and customer service. We compete with many different types of retailers and classify our competition within the following categories:

●	Multi-store chains. This category consists of several multi-store chains, each operating more than 100 stores, including: Hobby Lobby Stores, Inc., which operates approximately 930 stores in 47 states and Jo-Ann Stores, Inc., which operates approximately 870 stores in 49 states. We believe these chains are smaller than Michaels with respect to net sales.

●	Mass merchandisers. This category of retailers typically dedicate a portion of their selling space to a limited selection of home décor, arts and crafts supplies and seasonal merchandise, but they do seek to capitalize on the latest trends by stocking products that are complementary to those trends and their current merchandise offerings. These mass merchandisers generally have limited customer service staffs with minimal experience in crafting projects.

●	Small, local specialty retailers. This category includes local independent arts and crafts retailers and custom framing shops. Typically, these stores are single-store operations managed by the owner. These stores generally have limited resources for advertising, purchasing and distribution. Many of these stores have established a loyal customer base within a given community and compete based on relationships and customer service.

●	Internet. This category includes all internet-based retailers that sell arts and crafts merchandise, completed projects and online custom framing. Our internet competition is inclusive of those companies discussed in the categories above, as well as others that may only sell products online. These retailers provide consumers with the ability to search and compare products and prices without having to visit a physical store. These sellers generally offer a wide variety of products but do not offer product expertise or project advice.

Trademarks and Service Marks

As of January 30, 2021, we own or have rights to trademarks, service marks or trade names we use in connection with the operation of our business, including “Aaron Brothers”, “Artistree”, “Darice”, “Michaels”, “Michaels the Arts and Crafts Store”, “Pat Catan’s”, “Recollections”, “Make Creativity Happen”, “Where Creativity Happens”, and the stylized Michaels logo. We have registered our primary private brands including Recollections®, Studio Decor®, Bead Landing®, Creatology®, Ashland®, Celebrate It®, ArtMinds®, Artist’s Loft®, Craft Smart®, Loops & Threads®, Simply Tidy, Make Market®, Foamies®, LockerLookz®, Imagin8® and various sub-brands associated with these primary marks. Solely for convenience, some of the trademarks, service marks and trade names referred to in this Annual Report on Form 10-K are listed without the copyright, trademark and registered trademark symbols, but we will assert, to the fullest extent under applicable law, our rights to our copyrights, trademarks, service marks, trade names and domain names.

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

Risks related to our business and industry

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

Our results have been, and the future, may be adversely affected by serious disruptions or catastrophic events, including public health issues, geo-political events and weather.

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

The ultimate impact of the COVID-19 pandemic on our business will be dependent on, among other things, the duration of quarantines and other global travel restrictions, the severity of the virus, the duration of the outbreak and the public’s response to the outbreak.  The COVID-19 pandemic may also have the effect of heightening other risks factors discussed within this Form 10-K.

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

We believe the Michaels brand name and many of our private and exclusive brand names are powerful sales and marketing tools and we devote significant resources to promoting and protecting them. To be successful in the future, we must continue to preserve, grow and utilize the value of Michaels reputation. Reputational value is based in large part on perceptions of subjective qualities, and even isolated incidents may erode trust and confidence. In addition, we develop and promote private and exclusive brands, which we believe have national recognition. Our Michaels private brands totaled approximately 59% of net sales in fiscal 2020. Damage to the reputations (whether or not justified) of our brand names could arise from product failures, data privacy or security incidents, litigation or various forms of adverse publicity (including adverse publicity generated as a result of a vendor’s or a supplier’s failure to comply with general social accountability practices), especially in social media outlets, and may generate negative customer sentiment, potentially resulting in a reduction in our sales and earnings.

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

We are subject to regulations by a variety of federal, state and international regulatory authorities, including the Consumer Product Safety Commission. In fiscal 2020, we purchased merchandise from approximately 600 vendors. Since a majority of our merchandise is manufactured in foreign countries, one or more of our vendors may not adhere to product safety requirements or our quality control standards, and we may not identify the deficiency before merchandise ships to our stores. Any issues of product safety, including but not limited to those manufactured in foreign countries, could cause us to recall some of those products. If our vendors fail to manufacture or import merchandise that adheres to our quality control standards, our reputation and brands could be damaged, potentially leading to increases in customer litigation against us. Furthermore, to the extent we are unable to replace any recalled products, we may have to reduce our merchandise offerings, resulting in a decrease in sales, especially if a recall occurs near or during a seasonal period. If our vendors are unable or unwilling to recall products failing to meet our quality standards, we may be required to recall those products at a substantial cost to us. Moreover, changes in product safety or other consumer protection laws could lead to increased costs to us for certain merchandise, or additional labor costs associated with readying merchandise for sale. Long lead times on merchandise ordering cycles increase the difficulty for us to plan and prepare for potential changes to applicable laws. The Consumer Product Safety Improvement Act of 2008 imposes significant requirements on manufacturing, importing, testing and labeling requirements for our products. In the event that we are unable to timely comply with regulatory changes or regulators do not believe we are complying with current regulations applicable to us, significant fines or penalties could result and could adversely affect our reputation, results of operations, cash flow and financial condition.

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

Our Canadian operating subsidiaries purchase inventory in U.S. dollars, which is sold in Canadian dollars and exposes us to foreign exchange rate fluctuations. In addition, our customers at border locations can be sensitive to cross-border price differences. Substantial foreign currency fluctuations could adversely affect our business. In fiscal 2020, exchange rates had a positive impact on our consolidated operating results due to a 4% increase in the Canadian exchange rate.

We rely on highly skilled personnel throughout all levels of our business. Our business could be harmed if we are unable to retain or motivate key personnel, hire qualified personnel or maintain our corporate culture.

The market for highly skilled workers and leaders in our industry is extremely competitive. We believe that our future success depends in substantial part on our ability to recruit, hire, motivate, develop, and retain talented and highly-skilled personnel for all areas of our organization, including our CEO, the other members of our senior leadership team, buyers, distribution center and other team members. Doing so may be difficult due to many factors, including fluctuations in economic and industry conditions, competitors’ hiring practices, and the effectiveness of our compensation programs. Many of our store level team members are in entry level or part-time positions with historically high rates of turnover. Our ability to meet our labor needs while controlling labor costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation, changing demographics, health and other insurance costs and governmental labor and employment requirements. In the event of increasing wage rates, if we fail to increase our wages competitively, the quality of our workforce could decline, causing our customer service to suffer, while increasing our wages could cause our earnings to decrease.

If we do not continue to attract, train and retain quality team members, our performance could be adversely affected. Our continued ability to compete effectively depends on our ability to retain and motivate our existing employees and to attract new employees. If we do not succeed in retaining and motivating our existing key employees and attracting new key personnel, we may not be able to meet our business plan and, as a result, our revenue growth and profitability may be materially adversely affected.

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

We have co-sourced certain of our information technology, accounts payable, accounting, human resource and other functions and may co-source other administrative functions, which makes us more dependent upon third parties.

We place significant reliance on third-party providers for the co-sourcing of certain of our information technology (“IT”), accounts payable, payroll, accounting, human resource and other functions. This co-sourcing initiative is a component of our ongoing strategy to increase efficiencies, manage our costs and seek additional cost savings. These functions are generally performed in offshore locations. As a result, we rely on third parties to ensure that certain functional needs are sufficiently met. This reliance subjects us to risks arising from the loss of control over these processes, changes in pricing that may affect our operating results, and potentially, termination of provision of these services by our suppliers. If our service providers fail to perform, we may have difficulty arranging for an alternate supplier or rebuilding our own internal resources, and we could incur significant costs, all of which may have a significant adverse effect on our business. We may co-source other administrative functions in the future, which would further increase our reliance on third parties. Further, the use of offshore service providers may expose us to risks related to local political, economic, social or environmental conditions (including acts of terrorism, the outbreak of war, or the occurrence of natural disaster), restrictive actions by foreign governments or changes in U.S. laws and regulations.

Risks related to our substantial indebtedness

We face risks related to our substantial indebtedness.

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk associated with our variable rate debt and prevent us from meeting our obligations under our senior notes, senior secured notes and credit facilities. As of January 30, 2021, we had total outstanding debt of $2,536.7 million, of which $1,661.7 million was subject to variable interest rates and $875.0 million was subject to fixed interest rates. In April 2018, we executed two interest rate swap agreements with an aggregate notional value of $1 billion which are intended to mitigate interest rate risk associated with future changes in interest rates for borrowings under our term loan credit facility with JP Morgan Chase Bank, N.A. (“JPMorgan”) and other lenders (“Amended Term Loan Credit Facility”). As a result of these interest rate swaps, our exposure to interest rate volatility for $1 billion of our Amended Term Loan Credit Facility was eliminated. In addition, during fiscal 2020, we executed two interest rate cap agreements with an aggregate notional value of $1.3 billion associated with our outstanding Amended Term Loan Credit Facility. The interest rate caps will effectively cap our LIBOR exposure on a portion of the Amended Term Loan Credit Facility at 1%. As of January 30, 2021, we had $536.8 million of additional borrowing capacity (after giving effect to $87.3 million of letters of credit then outstanding) under our Amended Revolving Credit Facility with Wells Fargo Bank, National Association and other lenders. Our substantial indebtedness could have important consequences to us, including:

●	making it more difficult for us to satisfy our obligations with respect to our debt, and any failure to comply with the obligations under our debt instruments, including restrictive covenants, could result in an event of default under the agreements governing our indebtedness;

●	increasing our vulnerability to general economic and industry conditions;

●	requiring a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on our debt, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures, selling and marketing efforts, product development, future business opportunities and other purposes;

●	exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under our Amended Revolving Credit Facility and our Amended Term Loan Credit Facility (collectively defined as the “Senior Secured Credit Facilities”), are at variable rates;

●	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

●	limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions, and general corporate or other purposes; or

●	limiting our ability to plan for, or adjust to, changing market conditions and placing us at a competitive disadvantage compared to our competitors who may be less highly leveraged.

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject, in the case of MSI and Michaels Funding, Inc. (“Holdings”) and their subsidiaries, to the restrictions contained in our Senior Secured Credit Facilities and the indentures governing our senior notes and our senior secured notes. In addition, our Senior Secured Credit Facilities and indentures governing our senior notes and our senior secured notes do not restrict us from creating new holding companies that may be able to incur indebtedness without regard to the restrictions set forth in our Senior Secured Credit Facilities and indentures governing our senior notes and our senior secured notes. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

Our Senior Secured Credit Facilities and the indentures governing our senior notes and our senior secured notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit the ability of the relevant borrowers, issuers, guarantors and their restricted subsidiaries to, among other things:

●	incur or guarantee additional debt or issue certain disqualified stock or preferred stock;

●	pay dividends or distributions on their capital stock or redeem, repurchase or retire their capital stock or indebtedness;

●	issue stock of subsidiaries;

●	make certain investments, loans, advances and acquisitions;

●	create liens on their assets;

●	enter into transactions with affiliates;

●	merge or consolidate with another company; or

●	sell or otherwise transfer assets.

In addition, under the Amended Term Loan Credit Facility and the Amended Revolving Credit Facility, MSI is required to meet specified financial ratios in order to undertake certain actions, and under certain circumstances, MSI may be required to maintain a specified fixed charge coverage ratio under the Amended Revolving Credit Facility. Our ability to meet those requirements can be affected by events beyond our control, and we cannot assure you we will meet them. A breach of any of these covenants could result in a default under our Senior Secured Credit Facilities, which could also lead to an event of default under our senior notes or our senior secured notes if any of the Senior Secured Credit Facilities were accelerated. Upon the occurrence of an event of default under our Senior Secured Credit Facilities, the lenders could elect to declare all amounts outstanding under our Senior Secured Credit Facilities to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under our Senior Secured Credit Facilities and the holders of our senior secured notes could proceed against the collateral granted to them to secure such indebtedness. Holdings, MSI and certain of MSI’s subsidiaries have pledged substantially all of their assets, including the capital stock of MSI and certain of its subsidiaries, as collateral securing our obligations under our Senior Secured Credit Facilities and senior secured notes. If the indebtedness under our Senior Secured Credit Facilities, our senior notes or our senior secured notes were to be accelerated, our assets may not be sufficient to repay such indebtedness in full.

Risks related to ownership of our common stock

Certain stockholders have the ability to strongly influence our decisions and their interest may conflict with yours or those of our Company.

Affiliates of, or funds advised by, Bain Capital Private Equity, L.P. (“Bain Capital”) beneficially owned approximately 37% of the outstanding shares of our common stock as of January 30, 2021. As long as Bain Capital continues to hold a significant portion of our outstanding common stock, they will be able to strongly influence our decisions, and their interests may conflict with yours or those of our Company.

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

We plan to retain future earnings, if any, for future operation, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our Board may deem relevant. Our ability to pay dividends may also be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur, including our Senior Secured Credit Facilities. In addition, the Apollo Merger Agreement generally restricts our ability to pay dividends on our common stock during the interim period between the execution of the Merger Agreement and the completion of the transaction (or the date on which the Merger Agreement is earlier terminated). As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than you paid.

Provisions in our charter documents and Delaware law may deter takeover efforts that may be beneficial to stockholder value.

Delaware law and provisions in our certificate of incorporation and bylaws could make it harder for a third party to acquire us, even if doing so might be beneficial to our stockholders. These provisions include limitations on our stockholders’ ability to act by written consent. In addition, our Board has the right to issue preferred stock without stockholder approval that could be used to dilute a potential hostile acquirer. Our certificate of incorporation imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock other than Bain Capital, who owned approximately 37% of our outstanding common stock as of January 30, 2021. As a result, you may lose your ability to sell your stock for a price in excess of the prevailing market price due to these protective measures and efforts by stockholders to change the direction or management of the Company may be unsuccessful.

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

This choice of forum provision is not intended to apply to any actions brought under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (“Exchange Act”).  The exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

Risks related to the proposed acquisition by Apollo

The announcement and pendency of the transactions contemplated by the Merger Agreement entered into by the Company and Apollo may adversely affect our business or results of operations.

Uncertainty about the effect of the transactions contemplated by the Merger Agreement on our employees, customers, and other parties may have an adverse effect on our business or results of operations regardless of whether the proposed transaction is completed. These risks include, but are not limited to, the following, all of which could be increased by a delay in or abandonment of the proposed transaction:

●	our ability to attract, retain, and motivate employees, including key personnel, could be impaired;

●	significant management time and resources could be diverted to the consummation of the proposed transaction;

●	relationships with customers, suppliers, and other business partners could be affected;

●	certain business decisions by our customers, suppliers, and other business partners could be delayed or changed;

●	we may not be able to pursue alternative business opportunities or make appropriate changes to our business;

●	litigation relating to the proposed transaction could arise; and

●	significant costs, expenses, and fees for professional services and other transaction costs in connection with the proposed transaction have been and may continue to be incurred.

Failure to consummate the proposed transaction with Apollo within the expected timeframe, or at all, could have a material adverse impact on our business, financial condition and results of operations.

There can be no assurance that the proposed acquisition will be consummated. The consummation of the proposed acquisition is subject to the satisfaction or waiver of specified closing conditions, including a majority of the outstanding shares of Michaels common stock having been tendered and not validly withdrawn, the expiration of a twenty-five day go-shop period, compliance with certain antitrust requirements in the United States and Canada, the completion of a specified marketing period for Apollo’s debt financing of the offer price, and other customary closing conditions. There can be no assurance that these and other conditions to closing will be satisfied in a timely manner or at all.

The Merger Agreement also provides that the acquisition agreement may be terminated by us or Apollo under certain circumstances, and in certain specified circumstances upon termination of the Merger Agreement we will be required to pay Apollo a termination fee of up to $104 million. If we are required to make this payment, doing so would materially adversely affect our business, financial condition and results of operations.

An abandonment of the transaction may result in negative publicity and a negative impression of us among our customers, suppliers or in the investment and business community in general. Further, any disruptions to our business resulting from the proposed acquisition, including any adverse changes in our relationships with our customers, partners, suppliers and employees, could continue or accelerate in the event of abandonment of the transaction. In addition, if the proposed acquisition is not completed, and there are no other parties willing and able to acquire the Company at a price of $22.00 per share or higher, on terms acceptable to us, the share price of our common stock will likely decline to the extent that the current market price of our common stock reflects an assumption that the proposed acquisition will be completed. Also, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed acquisition. Many of these fees and costs will be payable by us even if the proposed acquisition is not completed and may relate to activities that we would not have undertaken other than to complete the proposed acquisition.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

We lease substantially all of the sites for our stores, with the majority of our stores having initial lease terms of approximately 10 years. The leases are generally renewable, with increases in lease rental rates. Lessors have made leasehold improvements to prepare our stores for opening under a majority of our existing leases. As of January 30, 2021, in connection with stores that we plan to open or relocate in future fiscal years, we have signed 19 leases. Management believes our facilities are suitable and adequate for our business as presently conducted.

As of January 30, 2021, we leased the following non-store facilities:

Locations	Square Footage
Distribution centers:
Hazleton, Pennsylvania	692,000
Jacksonville, Florida	506,000
Lancaster, California	763,000
Centralia, Washington	718,000
New Lenox, Illinois	693,000
Haslet, Texas	433,000
Strongsville, Ohio (two warehouses to be closed in fiscal 2021)	681,000
Tracy, California	924,000
Berlin, New Jersey	750,000
6,160,000
Artistree:
DFW Airport, Texas (regional processing and fulfillment operations center)	271,000
Kernersville, North Carolina (manufacturing plant and regional processing center)	156,000
Mississauga, Ontario (regional processing center)	62,000
489,000
Office space:
Irving, Texas (two corporate office support centers)	420,000
Strongsville, Ohio (Lamrite office support center)	90,000
Mississauga, Ontario (Canadian regional office)	3,000
Kowloon Bay, Hong Kong (regional sourcing office)	4,000
Ningbo, China (regional sourcing office)	22,000
539,000

Coppell, Texas (new store staging warehouse)	82,000
7,270,000

The following table indicates the number of our retail stores located in each state or province as of January 30, 2021:

State/Province	Number of Michaels Stores
Alabama	13
Alaska	4
Alberta	23
Arizona	28
Arkansas	5
British Columbia	16
California	136
Colorado	23
Connecticut	22
Delaware	5
District of Columbia	1
Florida	81
Georgia	35
Idaho	7
Illinois	42
Indiana	19
Iowa	7
Kansas	8
Kentucky	12
Louisiana	15
Maine	2
Manitoba	5
Maryland	28
Massachusetts	32
Michigan	35
Minnesota	21
Mississippi	7
Missouri	21
Montana	5
Nebraska	6
Nevada	10
New Brunswick	3
New Hampshire	11
New Jersey	32
New Mexico	4
New York	59
Newfoundland and Labrador	2
North Carolina	36
North Dakota	3
Nova Scotia	6
Ohio	38
Oklahoma	8
Ontario	57
Oregon	15
Pennsylvania	54
Prince Edward Island	1
Quebec	16
Rhode Island	4
Saskatchewan	3
South Carolina	15
South Dakota	2
Tennessee	16
Texas	89
Utah	13
Vermont	2
Virginia	40
Washington	26
West Virginia	5
Wisconsin	16
Wyoming	2
Total	1,252

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock

Our common stock is listed on The Nasdaq Global Select Market under the symbol “MIK”. As of January 30, 2021, there were approximately 355 holders of record of our common stock.

Dividends

The Company does not anticipate paying any cash dividends in the near future. We anticipate that all of our earnings for the foreseeable future will be used to repay debt, to repurchase outstanding shares, for working capital, to support our operations and to finance the growth and development of our business. Any future determination to pay dividends will be at the discretion of our Board, subject to compliance with applicable law and any contractual provisions, including under agreements for indebtedness, that restrict or limit our ability to pay dividends, and will depend upon, among other factors, our results of operations, financial condition, earnings, capital requirements and other factors that our Board may deem relevant. In addition, the Apollo Merger Agreement generally restricts our ability to pay dividends on our common stock during the interim period between the execution of the Merger Agreement and the completion of the transaction (or the date on which the Merger Agreement is earlier terminated).

For more information concerning restrictions relating to agreements for indebtedness, see Note 7 to the consolidated financial statements.

Issuer Purchases of Equity Securities

The following table provides certain information with respect to our purchases of shares of the Company’s common stock during the fourth quarter of fiscal 2020:

				Approximate Dollar Value
			Total Number of	of Shares That May
			Shares Purchased	Yet Be Purchased
	Total Number of	Average Price	as Part of Publicly	Under the Plan (2)
Period	Shares Purchased (1)	Paid per Share	Announced Plan (2)	(in thousands)
November 1, 2020 - November 28, 2020	32,188	$8.81	—	$293,524
November 29, 2020 - January 2, 2021	6,984,894	12.05	6,976,068	209,456
January 3, 2021 - January 30, 2021	393,879	13.52	239,386	206,400
Total	7,410,961	$12.11	7,215,454	$206,400
(1)	These amounts reflect the following transactions during the fourth quarter of fiscal 2020: (i) the repurchase of shares as part of our publicly announced share repurchase program and (ii) the surrender of shares of common stock to the Company to satisfy tax withholding obligations in connection with the vesting of employee restricted stock equity awards.

(2)	In September 2018, the Board of Directors authorized the Company to purchase up to $500 million of the Company’s common stock on the open market or through accelerated share repurchase transactions. The share repurchase program does not have an expiration date. The Company has retired and intends to continue to retire shares repurchased under the program.

Performance Graph

The following graph shows a comparison of cumulative total return to holders of The Michaels Companies, Inc.’s common shares against the cumulative total return of the S&P 500 Index and S&P 500 Retail Index for the five-year period beginning January 30, 2016 and ending January 30, 2021. The comparison of the cumulative total returns for each investment assumes that $100 was invested in The Michaels Companies, Inc. common shares and the respective indices on January 30, 2016 through January 30, 2021 including reinvestment of any dividends. Historical share price performance should not be relied upon as an indication of future share price performance.

	1/30/2016	1/28/2017	2/3/2018	2/2/2019	2/1/2020	1/30/2021
The Michaels Companies, Inc.	$100.00	$89.72	$119.86	$62.43	$22.61	$71.10
S&P 500 Index	100.00	120.87	148.47	148.38	180.37	211.48
S&P 500 Retail Index	100.00	105.59	114.34	111.84	111.45	188.42

ITEM 6.  SELECTED FINANCIAL DATA.

The following financial information for the five most recent fiscal years has been derived from our consolidated financial statements. This information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere herein.

	Fiscal Year (1)
	2020	2019	2018	2017	2016 (2)

	(in thousands, except earnings per share, other operating and store count data)
Results of Operations Data:
Net sales	$5,271,112	$5,072,037	$5,271,944	$5,361,960	$5,197,292
Restructure and impairment charges (3)	28,835	48,332	104,238	—	—
Operating income (4)	533,540	515,037	563,612	735,390	715,280
Interest expense	152,442	154,090	147,085	129,116	126,270
Losses on early extinguishments of debt and refinancing costs	22,044	1,316	1,835	—	7,292
Net income (5)	294,935	272,595	319,545	390,498	378,159
Earnings per common share:
Basic	$2.01	$1.78	$1.87	$2.11	$1.84
Diluted	$1.98	$1.78	$1.86	$2.10	$1.82
Weighted-average common shares outstanding:
Basic	146,541	153,134	170,610	184,281	204,735
Diluted	148,531	153,202	171,378	185,566	206,354
Balance Sheet Data:
Cash and equivalents	$1,194,389	$409,964	$245,887	$425,896	$298,813
Merchandise inventories	1,007,043	1,097,109	1,108,715	1,123,288	1,127,777
Total current assets	2,272,293	1,599,802	1,515,524	1,676,982	1,542,805
Operating lease assets (6)	1,594,554	1,610,013	—	—	—
Total assets	4,528,405	3,838,095	2,128,336	2,300,215	2,147,640
Current portion of operating lease liabilities (6)	324,238	306,796	—	—	—
Current portion of long-term debt	16,700	24,900	24,900	24,900	31,125
Total current liabilities	1,715,699	1,196,366	932,553	957,945	1,024,224
Long-term debt	2,480,953	2,644,460	2,681,000	2,701,764	2,723,187
Long-term operating lease liabilities (6)	1,378,394	1,357,821	—	—	—
Total liabilities	5,725,575	5,284,559	3,754,531	3,809,710	3,846,066
Stockholders’ deficit	(1,197,170)	(1,446,464)	(1,626,195)	(1,509,495)	(1,698,426)
Other Operating Data:
Average net sales per selling square foot (7)	$232	$221	$227	$224	$223
Comparable store sales	4.8%	(1.9)%	0.8%	0.9%	(0.5)%
Comparable store sales, at constant currency	4.8%	(1.8)%	0.9%	0.7%	(0.4)%
Total selling square footage (in thousands)	22,513	22,877	22,339	23,749	23,539
Stores Open at End of Year:
Michaels	1,252	1,274	1,258	1,238	1,223
Aaron Brothers	—	—	—	97	109
Pat Catan's	—	—	—	36	35
Total stores open at end of year	1,252	1,274	1,258	1,371	1,367
(1)	Fiscal 2017 consisted of 53 weeks while all other periods presented consisted of 52 weeks.
(2)	Fiscal 2016 results of operations includes $11.4 million of non-recurring purchase accounting adjustments and integration costs related to the acquisition of Lamrite West, Inc. and certain of its affiliates and subsidiaries (“Lamrite”) on February 2, 2016.
(3)	The restructure and impairment charges in fiscal 2020 primarily relate to 13 underperforming stores and the relocation of our support center. The restructure and impairment charges in fiscal 2019 primarily relate to the closure of our Pat Catan’s stores and impairments taken on our Darice wholesale business. The restructure and impairment charges in fiscal 2018 primarily relate to the closure of our Aaron Brothers and Pat Catan’s stores.
(4)	Operating income for fiscal 2020 includes a charge totaling $45.2 million related to the closure of our Darice wholesale operations.
(5)	Net income for fiscal 2018 and fiscal 2017 includes $1.0 million and $8.5 million, respectively, of net additional income tax expense as a result of the Tax Cuts and Jobs Act of 2017.
(6)	On February 3, 2019, we adopted Accounting Standards Update 2016-02, Leases (Topic 842), which resulted in the recording of operating lease assets and operating lease liabilities in our consolidated balance sheet.
(7)	The calculation of average net sales per selling square foot only includes Michaels comparable stores.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition, results of operations and liquidity generally discusses fiscal 2020 compared to fiscal 2019. For a discussion of our financial condition, results of operations and liquidity for fiscal 2019 compared to fiscal 2018, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020, filed with the Securities and Exchange Commission on March 17, 2020.

We report on the basis of a 52-week or 53-week fiscal year, which ends on the Saturday closest to January 31. All references to fiscal year mean the year in which that fiscal year began. References to “fiscal 2020” relate to the 52 weeks ended January 30, 2021, references to “fiscal 2019” relate to the 52 weeks ended February 1, 2020 and references to “fiscal 2018” relate to the 53 weeks ended February 2, 2019.

Michaels Stores, Inc. (“MSI”) is headquartered in Irving, Texas and was incorporated in the state of Delaware in 1983. In July 2013, MSI was reorganized into a holding company structure and The Michaels Companies, Inc. (the “Company”) was incorporated in the state of Delaware in connection with the reorganization.

Pending Acquisition by Apollo

On March 2, 2021, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with certain affiliates of Apollo Global Management (such affiliates, “Apollo”), pursuant to which Apollo will acquire the Company. Under the Merger Agreement, and upon the terms and subject to the conditions thereof, Apollo will commence a tender offer to acquire all outstanding shares of Michaels for $22.00 per share in cash. If certain conditions are satisfied and the offer closes, Apollo will acquire all remaining shares not tendered in the tender offer through a second-step merger at the same price.  The tender offer will initially remain open for twenty business days, subject to possible extension on the terms set forth in the Merger Agreement. The parties currently expect the acquisition to be completed during the first half of fiscal 2021. Apollo’s obligations to complete the acquisition are subject to certain customary closing conditions, including a majority of the outstanding shares of Michaels common stock having been tendered and not validly withdrawn, the expiration of a twenty-five day go-shop period, compliance with certain antitrust requirements in the United States and Canada, and the completion of a specified marketing period for Apollo’s debt financing of the offer price. The Merger Agreement also provides that the acquisition agreement may be terminated by us or Apollo under certain circumstances, and in certain specified circumstances upon termination of the Merger Agreement we will be required to pay Apollo a termination fee of up to $104 million. The anticipated acquisition of the Company by Apollo is described more fully in our Current Report on Form 8-K filed with the SEC on March 3, 2021. This summary of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement filed as Exhibit 2.1 to this Annual Report.

Fiscal 2020 Overview

With $5,271.1 million in net sales in fiscal 2020, we are the largest arts and crafts specialty retailer in North America (based on store count) providing materials, project ideas and education for creative activities, primarily under the Michaels retail brand. We also operate a market-leading vertically-intergrated custom framing business under the Artistree brand name. At January 30, 2021, we operated 1,252 Michaels stores.

Financial highlights for fiscal 2020 include the following:

●	Net sales increased to $5,271.1 million, a 3.9% increase compared to last year, primarily due to a 4.8% increase in comparable store sales.

●	In May 2020, we adopted a plan to close our Darice wholesale operations (“Darice”). As a result of the closure, we recorded a charge totaling $45.2 million in fiscal 2020, consisting primarily of a $37.3 million charge in gross profit related to the liquidation of inventory and $7.9 million included in selling, general and administrative associated with the write-off of indefinite-lived intangible assets and employee-related expenses. The closure of Darice was completed in the fourth quarter of fiscal 2020.

●	We recorded impairment charges totaling $28.8 million, consisting of $19.4 million related to the closure of 13 underperforming stores and $9.4 million primarily related to the relocation of our corporate offices in Irving, Texas. The impairment charges include $22.8 million related to operating lease assets and $6.0 million related to leasehold improvements and inventory.

●	We reported operating income of $533.5 million, an increase of 3.6% from the prior year and net income of $294.9 million, an increase of 8.2% from the prior year.

●	Adjusted EBITDA, a non-GAAP measure that is a required calculation in our debt agreements, increased by 13.2%, from $733.9 million in fiscal 2019 to $830.5 million in fiscal 2020 (see “Management Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures”).

●	We issued $375 million of senior secured notes that mature on October 1, 2027. We used the proceeds from the issuance of these notes, together with cash on hand, to voluntarily pay down $500.1 million of our then outstanding term loan credit facility and extended the due date for our term loan credit facility to October 1, 2027.

●	We repurchased 7.2 million shares for an aggregate amount of $87.2 million.

In fiscal 2020, we continued to make progress implementing our strategic initiatives, including:

●	expanding our Michaels Rewards loyalty program by enabling customers to earn rewards on purchases that can be redeemed for discounts on future purchases;

●	expanding our assortment to include more bulk merchandise for customers who create items to sell and altering our assortments, including technology, craft storage and fine art, to better align with our customer’s needs;

●	pivoting to a more customer centric selling model by initiating improvements in our supply chain to allow better store labor efficiency, enabling a more customer service culture;

●	growing our overall e-commerce business, including the roll-out of curbside pick-up and same-day-delivery, and improving its profitability;

●	enhancing our pricing and promotion programs by leveraging data to define optimal pricing levels and promotional offers to drive profitability;

●	continuing to maximize our marketing productivity by shifting to more productive media options, including digital and targeted television advertising;

●	focusing on our customer relationship management (“CRM”) strategy through the use of personalized customer emails to improve customer engagement and drive incremental trips to our stores and website; and

●	generating meaningful cost savings through our ongoing sourcing efforts.

Fiscal 2021 Outlook

In fiscal 2021, we intend to continue to expand our industry leadership through innovation and strategic initiatives such as:

●	leveraging our improved category management process to ensure the mix within each category is appropriate and aligned with the needs of our customer;

●	further strengthening our CRM capabilities by continuing to develop a more personalized e-commerce experience including, among other enhancements, targeted promotional offerings;

●	continuing to expand better performing assortments, including technology, craft storage and fine art, to drive sustainable growth for our business;

●	improving our supply chain, including adding two seasonal distribution centers, to support omnichannel sales growth and to increase the speed and agility of getting merchandise to our stores to improve the overall customer experience; and

●	continuing to expand virtual content and develop our communities, laying the foundation for future strategic initiatives that will connect content, commerce, and community.

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

COVID-19

In March 2020, the World Health Organization declared the current COVID-19 outbreak to be a global pandemic. In response to the pandemic, many state and local jurisdictions ordered non-essential businesses closed and executed extensive stay-at-home orders. These orders resulted in the temporary closure of over 900 of our 1,252 stores which had a material adverse impact on our results of operations during the first quarter of fiscal 2020. During the second quarter of fiscal 2020, we reopened all of our stores and experienced a significant improvement in our business as net sales increased 12.4% during the preceding nine month period ending January 30, 2021 compared to the same period in the prior year. Our liquidity position, which includes cash on hand and amounts available under our senior secured asset-based revolving credit facility (“Amended Revolving Credit Facility”), increased from $1.2 billion as of February 1, 2020 to $1.7 billion as of January 30, 2021. However, there remains significant uncertainty surrounding the future impact of the COVID-19 pandemic on our results of operations, and future waves of the pandemic could require us to close stores again if certain restrictions are reinstated by state and local authorities. We intend to continue to manage our liquidity position closely and invest in our omnichannel capabilities to meet the growing customer demand for a seamless omnichannel experience.

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

	Fiscal Year
	2020	2019	2018
Net sales	100.0%	100.0%	100.0%
Cost of sales and occupancy expense	62.9	63.1	61.6
Gross profit	37.1	36.9	38.4
Selling, general and administrative	26.4	25.7	25.6
Restructure and impairment charges	0.5	1.0	2.0
Store pre-opening costs	0.1	0.1	0.1
Operating income	10.1	10.2	10.7
Interest expense	2.9	3.0	2.8
Losses on early extinguishments of debt and refinancing costs	0.4	—	—
Other (income) expense, net	—	—	—
Income before income taxes	6.8	7.1	7.9
Income taxes	1.2	1.7	1.8
Net income	5.6%	5.4%	6.1%

Fiscal 2020 Compared to Fiscal 2019

Net Sales. Net sales increased $199.1 million in fiscal 2020, or 3.9%, to $5,271.1 million compared to fiscal 2019. The increase in net sales was due to a $238.6 million increase in comparable store sales. The increase was partially offset by a $37.3 million decrease in wholesale revenue as a result of our decision to close Darice.  E-commerce sales, which are included in comparable store sales, increased $447.1 million in fiscal 2020, or 184.4%, to $689.6 million compared to the same period in the prior year. Comparable store sales increased 4.8% due to an increase in average ticket, partially offset by a decrease in customer transactions.

Gross Profit. Gross profit was 37.1% of net sales in fiscal 2020 compared to 36.9% in fiscal 2019. The increase was due to a decrease in promotional activity and benefits from our ongoing sourcing initiatives. The increase was partially offset by a $37.3 million charge related to the closure of our wholesale business, an increase in distribution costs primarily related to higher e-commerce sales, a change in sales mix and the impact of tariffs on inventory we purchase from China. Gross profit also includes $3.6 million of incremental COVID-19 related costs, including hazard pay for our distribution center team members and certain supply costs.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) was 26.4% of net sales in fiscal 2020 compared to 25.7% in fiscal 2019. SG&A increased $86.3 million to $1,390.6 million in fiscal 2020. The increase includes $72.7 million in performance-based compensation, a $24.0 million increase in expenses associated with strategic initiatives to improve profitability, $16.2 million of incremental COVID-19 related costs, including hazard pay for store team members and sanitation supplies, and a $7.9 million charge related to the closure of Darice. The increase was partially offset by a $12.0 million decrease in marketing costs, an $8.2 million decrease in payroll-related costs as a result of furloughed team members and $8.0 million of wage subsidies resulting from COVID-19 relief legislation.

Restructure and Impairment Charges. In fiscal 2020, we recorded $28.8 million of impairment charges, consisting of $19.4 million related to the closure of 13 underperforming stores and $9.4 million primarily related to the relocation of our corporate offices in Irving, Texas. The impairment charges include $22.8 million related to operating lease assets and $6.0 million related to leasehold improvements and inventory. In fiscal 2019, we recorded impairment charges of $40.1 million as a result of lower than expected operating performance in our wholesale business and a restructure charge of $8.2 million related to the closure of our Pat Catan’s stores during fiscal 2018.

Interest Expense. Interest expense decreased $1.6 million to $152.4 million in fiscal 2020 compared to fiscal 2019. The decrease was primarily due to savings of $26.7 million as a result of a lower interest rate and lower principal related to our amended term loan facility. The decrease was partially offset by $11.6 million related to settlement payments associated with our cash flow hedges, $6.0 million related to our senior secured notes issued in October 2020, $2.8 million related to increased borrowings on our revolving credit facility, $2.5 million related to a higher interest rate associated with our senior notes issued in July 2019 and $1.4 million of interest related to deferred tax payments.

Losses on Early Extinguishments of Debt and Refinancing Costs. We recorded a loss on the early extinguishment of debt of $22.0 million during fiscal 2020 related to the refinancing of our term loan credit facility. We recorded a loss on the early extinguishment of debt of $1.3 million during fiscal 2019 related to the redemption of our senior subordinated notes and the refinancing of our senior secured asset-based revolving credit facility.

Other (Income) Expense, net. Other (income) expense, net increased $2.8 million in fiscal 2020 compared to fiscal 2019. The increase was primarily due to a $5.0 million charge related to the write-off of an investment in a liquidated business during fiscal 2019.

Income Taxes. Income tax expense decreased $20.1 million in fiscal 2020 to $65.7 million compared to the same period in the prior year. The decrease was due to a $18.4 million income tax benefit recorded in fiscal 2020 in connection with the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), including certain provisions related to net operating loss carrybacks.

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

Our Amended Revolving Credit Facility provides senior secured financing of up to $850 million, subject to a borrowing base. As of January 30, 2021, the borrowing base was $624.1 million, of which we had no outstanding borrowings, $87.3 million of outstanding standby letters of credit and $536.8 million of unused borrowing capacity. Our cash and cash equivalents totaled $1,194.4 million at January 30, 2021.

In March 2020, the World Health Organization declared the current COVID-19 outbreak to be a global pandemic. In response to the pandemic, many state and local jurisdictions ordered non-essential businesses closed and executed extensive stay-at-home orders. These orders resulted in the temporary closure of over 900 of our 1,252 stores which had a material adverse impact on our results of operations during the first quarter of fiscal 2020. During the second quarter of fiscal 2020, we reopened all of our stores and experienced a significant improvement in our business as net sales increased 12.4% during the preceding nine month period ending January 30, 2021 compared to the same period in the prior year. Our liquidity position, which includes cash on hand and amounts available under our Amended Revolving Credit Facility, increased from $1.2 billion as of February 1, 2020 to $1.7 billion as of January 30, 2021. However, there remains significant uncertainty surrounding the future impact of the COVID-19 pandemic on our results of operations, and future waves of the pandemic could require us to close stores again if certain restrictions are reinstated by state and local authorities. We intend to continue to manage our liquidity position closely and invest in our omnichannel capabilities to meet the growing customer demand for a seamless omnichannel experience.

In May 2020, the Company adopted a plan to close our Darice wholesale operations. As a result of the closure, we recorded a charge totaling $45.2 million in fiscal 2020, consisting primarily of a $37.3 million charge in gross profit related to the liquidation of inventory and $7.9 million included in selling, general and administrative associated with the write-off of indefinite-lived intangible assets and employee-related expenses. The closure of Darice was completed in the fourth quarter of fiscal 2020. In fiscal 2020 and fiscal 2019, Darice’s net sales totaled $37.6 million and $79.9 million, respectively. Excluding the charges, Darice did not have a material impact on the Company’s operating income in the periods presented.

In September 2018, the Board of Directors authorized a share repurchase program for the Company to purchase $500 million of the Company’s common stock on the open market or through accelerated share repurchase transactions. The share repurchase program does not have an expiration date, and the timing and number of repurchase transactions under the program will depend on market conditions, corporate considerations, debt agreements and regulatory requirements. Shares repurchased under the program are held as treasury shares until retired. During the year ended January 30, 2021, we repurchased 7.2 million shares for an aggregate amount of $87.2 million. As of January 30, 2021, we had $206.4 million of availability remaining under our current share repurchase program.

We had total outstanding debt of $2,536.7 million at January 30, 2021, of which $1,661.7 million was subject to variable interest rates and $875.0 million was subject to fixed interest rates. In April 2018, we executed two interest rate swaps with an aggregate notional value of $1 billion associated with our outstanding Amended Term Loan Credit Facility (as defined below). The swaps replaced the one-month LIBOR with a fixed interest rate of 2.7765% and expire in April 2021.

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

On March 2, 2021, we entered into a Merger Agreement with Apollo. The Merger Agreement contains limitations on actions that the Company may take between signing and closing without the consent of Apollo, including certain limitations on our borrowing.

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

Cash Flow from Operating Activities

Cash flows provided by operating activities were $1,222.4 million in fiscal 2020, an increase of $729.3 million from fiscal 2019. The increase was primarily due to the timing of inventory receipts following higher than expected sales, renegotiating payment terms with our vendors and landlords and the timing of federal tax payments.

Inventory decreased 8.2% to $1,007.0 million at January 30, 2021, from $1,097.1 million at February 1, 2020. The decrease in inventory was primarily due to the timing of inventory receipts following higher than expected sales, a reduction in inventory associated with the operation of 22 fewer Michaels stores (net of openings) since February 1, 2020 and the closure of Darice. Average inventory per Michaels store (inclusive of distribution centers, in-transit and inventory for the Company’s e-commerce site) decreased 2.0% to $800,000 at January 30, 2021, from $816,000 at February 1, 2020.

Cash Flow from Investing Activities

The following table includes capital expenditures paid during the periods presented (in thousands):

	Fiscal Year
	2020	2019	2018
New and relocated stores (including stores not yet opened) (1)	$10,083	$11,110	$32,153
Existing stores	39,868	34,998	39,524
Information systems	50,919	54,222	54,794
Corporate and other	61,134	20,215	18,916
	$162,004	$120,545	$145,387
(1)	In fiscal 2020, we incurred capital expenditures related to the opening of 14 Michaels stores, including the relocation of eight stores. In fiscal 2019, we incurred capital expenditures related to the opening of 34 Michaels stores, including the relocation of 13 stores. In fiscal 2018, we incurred capital expenditures related to the opening of 45 Michaels stores, including the relocation of 21 stores.

In fiscal 2021, we plan to invest in the infrastructure necessary to support the further development of our business, including the buildout of our new distribution centers in New Jersey and California, investments in information technology related to our e-commerce business, enhancing our digital platforms and tools, and improving our data analytical capabilities to gain additional customer insights. In addition, we will continue to invest in new store openings and store remodels. In fiscal 2021, we plan to open approximately 33 Michaels stores, including approximately 10 relocations.

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

On October 1, 2020, MSI entered into an amendment with JPMorgan and other lenders to our term loan credit facility. The amended credit agreement, together with the related security, guarantee and other agreements, are referred to as the “Amended Term Loan Credit Facility”. In connection with this amendment, MSI voluntarily prepaid $500.1 million in principal of the then outstanding term loan credit facility.

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

As of January 30, 2021, the Amended Term Loan Credit Facility provides for senior secured financing of $1,661.7 million. MSI has the right to request additional term loans in an aggregate amount of up to the sum of (a) the greater of $650 million and 100% of Adjusted EBITDA (as defined in the Amended Term Loan Credit Facility) for the most recently ended four fiscal quarters, plus (b) the aggregate amount of voluntary prepayments of certain indebtedness, plus (c) at MSI’s election, an amount of additional indebtedness if the consolidated secured debt ratio (as defined in the Amended Term Loan Credit Facility) is no more than 3.25 to 1.00 on a pro forma basis as of the last day of the most recently ended four fiscal quarters, subject to certain adjustments. The lenders will not be under any obligation to provide any such additional term loans and the incurrence of any additional term loans is subject to customary conditions precedent.

There are no limitations on dividends and certain other restricted payments so long as (a) no event of default shall have occurred and be continuing and (b) immediately after giving pro forma effect to such restricted payment(s) and the application of proceeds therefrom, the consolidated total leverage ratio is less than or equal to 3.75 to 1.00.

MSI must offer to prepay outstanding term loans at 100% of the principal amount, plus any unpaid interest, with the proceeds of certain asset sales or casualty events under certain circumstances. MSI may voluntarily prepay outstanding loans under the Amended Term Loan Credit Facility at any time, subject to payment of customary breakage costs with respect to LIBOR loans. The Amended Term Loan Credit Facility provides for a 1.0% soft call premium in connection with certain Repricing Transactions (as defined in the Amended Term Loan Credit Facility) occurring on or prior to April 1, 2021.

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

The Amended Term Loan Credit Facility contains a number of negative covenants that are substantially similar to, but more restrictive in certain respects than, those governing the Senior Notes and Senior Secured Notes (as defined below), as well as certain other customary representations and warranties, affirmative and negative covenants and events of default. As of January 30, 2021, MSI was in compliance with all covenants.

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

Senior Notes

On July 8, 2019, MSI issued $500 million in principal amount of senior notes maturing in 2027 (“Senior Notes”). The Senior Notes were issued pursuant to an indenture among MSI, certain subsidiaries of MSI, as guarantors, and U.S. Bank National Association, as trustee (the “Senior Notes Indenture”). The Senior Notes mature on July 15, 2027 and bear interest at a rate of 8% per year, with interest payable semi-annually on January 15 and July 15 of each year, beginning on January 15, 2020.

The net proceeds from the offering and sale of the Senior Notes, together with cash on hand, were used to redeem MSI’s outstanding 2020 Senior Subordinated Notes (as defined below).

The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of MSI’s subsidiaries that guarantee indebtedness under the Amended Revolving Credit Facility and the Amended Term Loan Credit Facility (collectively defined as the “Senior Secured Credit Facilities”).

The Senior Notes are general, unsecured obligations of MSI, and the guarantees of the Senior Notes are general, unsecured obligations of the guarantors. They (i) rank equally in right of payment with all of MSI’s and the guarantors’ existing and future senior debt, including the Senior Secured Credit Facilities, (ii) are effectively subordinated to any of MSI’s and the guarantors’ existing and future secured debt to the extent of the value of the assets securing such debt, including the Senior Secured Credit Facilities, (iii) are structurally subordinated to all of the liabilities of MSI’s subsidiaries that are not guaranteeing the Senior Notes, and (iv) are senior in right of payment with all of MSI’s and the guarantors’ existing and future subordinated debt.

At any time prior to July 15, 2022, MSI may redeem (a) up to 40% of the aggregate principal amount of the Senior Notes with the gross proceeds from one or more Equity Offerings, as defined in the Senior Notes Indenture, at a redemption price of 108% of the principal amount plus accrued and unpaid interest thereon to, but excluding, the redemption date and/or (b) all or part of the Senior Notes at 100% of the principal amount plus any accrued and unpaid interest thereon to, but excluding, the redemption date plus a make-whole premium. Thereafter, MSI may redeem all or part of the Senior Notes at the redemption prices set forth below (expressed as percentages of the principal amount of the Senior Notes to be redeemed) plus any accrued and unpaid interest thereon to, but excluding, the applicable date of redemption, if redeemed during the twelve month period beginning on July 15 of each of the years indicated below:

Year	Percentage
2022	104%
2023	102%
2024 and thereafter	100%

Upon a change in control, MSI is required to offer to purchase the Senior Notes at 101% of the aggregate principal amount, plus any accrued and unpaid interest thereon to, but excluding, the date of purchase.

Subject to certain exceptions and qualifications, the Senior Notes Indenture contains covenants that, among other things, limit MSI’s ability and the ability of its restricted subsidiaries, including the guarantors, to:

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

The covenants also limit MSI’s ability, and the ability of MSI’s restricted subsidiaries, to pay dividends or distributions on MSI’s capital stock or repurchase MSI’s capital stock, subject to certain exceptions, including dividends, distributions and repurchases up to (i) an amount equal to the greater of $200.0 million and 25% of MSI’s consolidated EBITDA (as defined in the Senior Notes Indenture) and (ii) a basket that builds based on 50% of MSI’s consolidated net income (as defined in the Senior Notes Indenture) and certain other amounts, in each case, to the extent such payment capacity is not applied as otherwise permitted under the Senior Notes Indenture and subject to certain conditions. However, there are no limitations on dividends and certain other restricted payments so long as (a) no event of default shall have occurred and be continuing and (b) immediately after giving pro forma effect to such restricted payment(s) and the application of proceeds therefrom, the total net leverage ratio is less than or equal to 3.25 to 1.00. As of January 30, 2021, the permitted restricted payment amount pursuant to the immediately foregoing sentence was $546.3 million. The Senior Notes Indenture also provides for customary events of default which, if any of them occurs, would require or permit the principal of and accrued interest on the Senior Notes to become or to be declared due and payable. As of January 30, 2021, MSI was in compliance with all covenants.

Senior Secured Notes

On October 1, 2020, MSI issued $375 million in aggregate principal amount of 4.75% senior secured notes maturing in 2027 (“Senior Secured Notes”). The Senior Secured Notes were issued pursuant to an indenture among MSI, Michaels Funding, Inc. and certain subsidiaries of MSI, as guarantors, and U.S. Bank National Association, as trustee (the “Senior Secured Notes Indenture”). The Senior Secured Notes will mature on October 1, 2027 and bear interest at a rate of 4.75% per year, with interest payable semi-annually on April 1 and October 1 of each year, beginning on April 1, 2021.

The net proceeds from the Senior Secured Notes, together with cash on hand, were used to voluntarily pay down $500.1 million of MSI’s then outstanding term loan credit facility and to pay related fees and expenses.

The Senior Secured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by Michaels Funding, Inc. and each of MSI’s subsidiaries that guarantee indebtedness under the Senior Secured Credit Facilities.

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

The Senior Secured Notes Indenture also provides for customary events of default which, if any of them occurs, would require or permit the principal and accrued interest to become or to be declared due and payable. As of January 30, 2021, MSI was in compliance with all covenants.

Revolving Credit Facility

On August 30, 2019, MSI entered into an amendment with Wells Fargo Bank, National Association (“Wells Fargo”) and other lenders to, among other things, extend the maturity date of our Amended Revolving Credit Facility. The Amended Revolving Credit Facility matures in August 2024, subject to an earlier springing maturity date if certain of our outstanding indebtedness has not been repaid, redeemed, refinanced, or cash collateralized or if the necessary availability reserves have not been established prior to such time (the “ABL Maturity Date”).

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

As of January 30, 2021, the borrowing base was $624.1 million of which MSI had availability of $536.8 million. Borrowing capacity is available for letters of credit and borrowings on same-day notice. Outstanding standby letters of credit as of January 30, 2021 totaled $87.3 million.

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

Contractual Obligations

As of January 30, 2021, our contractual obligations were as follows (in thousands):

	Payments Due By Fiscal Year
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Total debt (1)	$2,536,650	$16,700	$33,400	$33,400	$2,453,150
Operating lease commitments (2)	2,079,796	420,508	736,902	466,340	456,046
Interest payments (3)	635,351	85,168	155,298	187,894	206,991
Other commitments (4)	126,447	115,365	11,082	—	—
	$5,378,244	$637,741	$936,682	$687,634	$3,116,187
(1)	Total debt only includes principal payments owed on the Senior Notes, Senior Secured Notes and the Amended Term Loan Credit Facility. The amounts shown above do not include unamortized discounts and deferred debt issuance costs reflected in the Company’s consolidated balance sheets since they do not represent contractual obligations.

(2)	Our operating lease commitments generally include non-cancelable leases for property and equipment used in our operations. Excluded from our operating lease commitments are amounts related to insurance, taxes and common area maintenance associated with property and equipment. Such amounts historically represented approximately 36% of the total lease obligation over the previous three fiscal years.

(3)	Debt associated with our Amended Term Loan Credit Facility was $1,661.7 million at January 30, 2021 and is subject to variable interest rates. The amounts included in interest payments in the table for the Amended Term Loan Credit Facility were based on the indexed interest rate in effect at January 30, 2021. In April 2018, we executed two interest rate swap agreements with an aggregate notional value of $1 billion which are intended to mitigate interest rate risk associated with future changes in interest rates for borrowings under our Amended Term Loan Credit Facility. In fiscal 2020, we executed two interest rate cap agreements with an aggregate notional value of $1.3 billion which are intended to mitigate interest rate risk associated with future changes in interest rates for borrowings under our Amended Term Loan Credit Facility. Debt associated with the Senior Notes and Senior Secured Notes were $500.0 million and $375.0 million, respectively, at January 30, 2021 and were subject to fixed interest rates. We had no outstanding borrowings under our Amended Revolving Credit Facility at January 30, 2021. Under our Amended Revolving Credit Facility, we are required to pay a commitment fee of 0.25% per year on the unutilized commitments, subject to reduction to 0.20% when excess availability is less than 50% of the Loan Cap. The amounts included in interest payments for the Amended Revolving Credit Facility were based on this annual commitment fee.

(4)	Other commitments include trade letters of credit and service contract obligations. Our service contract obligations were calculated based on the time period remaining in the contract or to the earliest possible date of termination, if permitted to be terminated by Michaels upon notice, whichever is shorter.

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

The following table shows a reconciliation of EBITDA and Adjusted EBITDA to net income and net cash provided by operating activities (in thousands):

	Fiscal Year
	2020	2019	2018
Net cash provided by operating activities	$1,222,436	$493,175	$444,256
Non-cash operating lease expense	(308,777)	(325,962)	—
Depreciation and amortization	(130,303)	(125,499)	(124,271)
Share-based compensation	(25,010)	(22,910)	(27,082)
Debt issuance costs amortization	(3,507)	(4,451)	(4,997)
Loss on write-off of investment	—	(5,036)	—
Accretion of long-term debt, net	(1,391)	129	518
Restructure and impairment charges	(28,835)	(48,332)	(104,238)
Impairment of intangible assets	(3,500)	—	—
Deferred income taxes	(52,114)	(9,455)	(8,131)
Gain on sale of building	101	—	—
Losses on early extinguishments of debt and refinancing costs	(22,044)	(1,316)	(1,835)
Changes in assets and liabilities	(352,121)	322,252	145,325
Net income	294,935	272,595	319,545
Interest expense	152,442	154,090	147,085
Income taxes	65,669	85,776	97,509
Depreciation and amortization	130,303	125,499	124,271
Interest income	(1,570)	(3,185)	(3,160)
EBITDA	641,779	634,775	685,250
Adjustments:
COVID-19 expense(1)	19,842	—	—
Losses on early extinguishments of debt and refinancing costs	22,044	1,316	1,835
Share-based compensation	25,010	22,910	27,082
Restructure and impairment charges	28,835	48,332	104,238
Darice liquidation costs	45,244	—	—
Severance costs	8,972	5,607	902
Store pre-opening costs	3,082	4,608	4,417
Store remodel costs	1,739	337	5,153
Foreign currency transaction (gains) losses, net	(8)	276	(278)
Store closing costs	1,528	(156)	3,134
Consulting costs	20,625	—	—
CEO transition costs(2)	—	9,236	—
Other(3)	11,846	6,661	2,916
Adjusted EBITDA	$830,538	$733,902	$834,649
(1)	Includes costs attributable to the COVID-19 pandemic including hazard pay for team members, costs associated with furloughed employees, certain inventory charges and sanitation supplies. This amount also includes $8.0 million of wage subsidies resulting from COVID-19 relief legislation.
(2)	CEO transition costs includes $5.6 million of severance paid to our previous CEO and a $3.7 million sign-on bonus for our new CEO.
(3)	Other adjustments primarily relate to items such as moving and relocation expenses, franchise taxes, sign-on bonuses, director’s fees, search costs and the support center move.

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

We utilize perpetual inventory records to value inventory in our stores. Physical inventory counts are performed in a significant number of stores during each fiscal quarter primarily by a third-party inventory counting service, with substantially all stores open longer than one year subject to at least one count each fiscal year. We adjust our perpetual records based on the results of the physical counts. We maintain a provision for estimated shrinkage based on the actual historical results of our physical inventories. We compare our estimates to the actual results of the physical inventory counts as they are taken and adjust the shrink estimates accordingly. We also evaluate our merchandise to ensure that the expected net realizable value of the merchandise held at the end of a fiscal period exceeds cost. In the event that the expected net realizable value is less than cost, we reduce the value of that inventory accordingly. A 10% change in our inventory valuation and shrink reserves would have affected net income by $0.8 million in fiscal 2020.

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

Goodwill and Other Indefinite-Lived Intangible Assets. We review goodwill and other indefinite-lived intangible assets for impairment each year in the fourth quarter, or more frequently if events occur which indicate the carrying value may not be recoverable. We have historically performed a qualitative assessment for our Michaels-U.S. reporting unit to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of the reporting unit is less than its carrying value, including goodwill. Factors used in our qualitative assessment include, but are not limited to, macroeconomic conditions, industry and market conditions, cost factors, overall financial performance and Company and reporting unit specific events. If, based on our qualitative assessment, we determine that it is more likely than not that the estimated fair value of the reporting unit is less than the carrying amount, including goodwill, we will calculate the fair value of the Michaels-U.S. reporting unit using the present value of future cash flows expected to be generated by the reporting unit. If the carrying value of the reporting unit exceeds its estimated fair value, an impairment loss will be recognized not to exceed the total amount of goodwill allocated to the reporting unit.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Risk

We are exposed to fluctuations in exchange rates between the U.S. and Canadian dollar, which is the functional currency of our Canadian subsidiaries. Our sales, costs and expenses of our Canadian subsidiaries, when translated into U.S. dollars, can fluctuate due to exchange rate movement. A 10% increase or decrease in the exchange rate of the Canadian dollar would have increased or decreased net income by approximately $18 million for fiscal 2020.

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our Amended Term Loan Credit Facility and our Amended Revolving Credit Facility. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt” for further detail. The interest rates on our Amended Term Loan Credit Facility and our Amended Revolving Credit Facility will reprice periodically, which will impact our earnings and cash flow. In April 2018, we executed two interest rate swap agreements with an aggregate notional value of $1 billion which are intended to mitigate interest rate risk associated with future changes in interest rates for borrowings under our Amended Term Loan Credit Facility. As a result of these interest rate swaps, our exposure to interest rate volatility for $1 billion of our Amended Term Loan Credit Facility was eliminated. In fiscal 2020, we executed two interest rate cap agreements with an aggregate notional value of $1.3 billion associated with our outstanding Amended Term Loan Credit Facility. The interest rate caps will effectively cap our LIBOR exposure on a portion of the Amended Term Loan Credit Facility at 1%. The interest rates on our Senior Notes and our Senior Secured Notes are fixed. Based on our overall interest rate exposure to variable rate debt outstanding as of January 30, 2021, a 100 basis point change in interest rates would impact income before income taxes by approximately $4 million for fiscal 2020. A 100 basis point change in interest rates would impact the fair value of our long-term fixed rate debt by approximately $26 million. A change in interest rates would not materially affect the fair value of our variable rate debt as the debt reprices periodically.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the Index to the Consolidated Financial Statements and Supplementary Data on page F-1. The Consolidated Financial Statements and Supplementary Data are included on pages F-2 through F-37 and are incorporated herein by reference.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended January 30, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of January 30, 2021. Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control—Integrated Framework (2013). Management’s assessment included the evaluation of such elements as the design and operating effectiveness of financial reporting controls, process documentation, accounting policies and the overall control environment. This assessment is supported by testing and monitoring performed or supervised by our Internal Audit organization.

Based on management’s assessment, management has concluded that the Company’s internal control over financial reporting was effective as of January 30, 2021. The independent registered public accounting firm, Ernst & Young LLP, issued an attestation report on the effectiveness of our internal control over financial reporting. The Ernst & Young LLP report is included on Page F-2 of this Annual Report on Form 10-K.

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

See Index to the Consolidated Financial Statements and Supplementary Data on page F-1.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

The Michaels Companies, Inc.

Opinion on Internal Control over Financial Reporting

We have audited The Michaels Companies, Inc.’s internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, The Michaels Companies, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 30, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of The Michaels Companies, Inc. as of January 30, 2021 and February 1, 2020 and the related consolidated statements of comprehensive income, stockholders’ deficit and cash flows for each of the three years in the period ended January 30, 2021, and the related notes and our report dated March 9, 2021 expressed an unqualified opinion thereon.

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

March 9, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

The Michaels Companies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Michaels Companies, Inc. (the Company) as of January 30, 2021 and February 1, 2020, the related consolidated statements of comprehensive income, stockholders' deficit and cash flows for each of the three years in the period ended January 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 30, 2021 and February 1, 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 30, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 9, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Completeness and valuation of uncertain tax positions
Description of the Matter

As discussed in Note 8 of the financial statements, the Company operates in a number of tax jurisdictions, and its income tax return are subject to examination by tax authorities in those jurisdictions may challenge income tax positions on those returns. Uncertainty in a tax position may arise because tax laws are subject to interpretation. The Company uses significant judgment in (1) determining whether, based on the technical merits, a tax position is more likely than not to be sustained and (2) measuring the amount of tax benefit that qualifies for recognition. As of January 30, 2021, the Company accrued liabilities of $70.1 million for uncertain tax positions, including penalties and interest.

Auditing management’s estimate of the amount of tax benefit that qualifies for recognition involved auditor judgment and use of tax professionals with specialized skills and knowledge to evaluate the Company’s interpretation of, and compliance with, tax laws and legal rulings across its multiple subsidiaries located in multiple taxing jurisdictions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to identify and measure the benefits of the uncertain tax positions. For example, we tested controls over the Company’s assessment of the technical merits of tax positions and management’s process to measure the benefit of those tax positions.

Among other procedures performed, we involved our tax professionals to assess the technical merits of the Company’s tax positions. We assessed the Company’s correspondence with the relevant tax authorities and evaluated income tax opinions or other third-party advice obtained by the Company. We also evaluated the appropriateness of the Company’s accounting for its tax positions taking into consideration relevant information, local income tax laws, and legal rulings. We analyzed the Company’s assumptions and data used to determine the amount of tax benefit recognized and tested the accuracy of the calculations. We have also evaluated the adequacy of the Company’s income tax disclosures included in Note 8 in relation to these tax matters.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1984.

Dallas, Texas

March 9, 2021

THE MICHAELS COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

	Fiscal Year
	2020	2019	2018
Net sales	$5,271,112	$5,072,037	$5,271,944
Cost of sales and occupancy expense	3,315,035	3,199,780	3,248,276
Gross profit	1,956,077	1,872,257	2,023,668
Selling, general and administrative	1,390,620	1,304,280	1,351,401
Restructure and impairment charges	28,835	48,332	104,238
Store pre-opening costs	3,082	4,608	4,417
Operating income	533,540	515,037	563,612
Interest expense	152,442	154,090	147,085
Losses on early extinguishments of debt and refinancing costs	22,044	1,316	1,835
Other (income) expense, net	(1,550)	1,260	(2,362)
Income before income taxes	360,604	358,371	417,054
Income taxes	65,669	85,776	97,509
Net income	$294,935	$272,595	$319,545

Other comprehensive income, net of tax:
Foreign currency and cash flow hedges	9,387	(8,273)	(10,898)
Comprehensive income	$304,322	$264,322	$308,647

Earnings per common share:
Basic	$2.01	$1.78	$1.87
Diluted	$1.98	$1.78	$1.86
Weighted-average common shares outstanding:
Basic	146,541	153,134	170,610
Diluted	148,531	153,202	171,378

See accompanying notes to consolidated financial statements.

THE MICHAELS COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	January 30,	February 1,
ASSETS	2021	2020
Current Assets:
Cash and equivalents	$1,194,389	$409,964
Merchandise inventories	1,007,043	1,097,109
Prepaid expenses and other	56,822	62,287
Accounts receivable, net	14,039	30,442
Total current assets	2,272,293	1,599,802
Property and equipment, net	472,563	430,432
Operating lease assets	1,594,554	1,610,013
Goodwill	94,290	94,290
Other intangible assets, net	57,121	66,417
Deferred income taxes	19,394	18,201
Other assets	18,190	18,940
Total assets	$4,528,405	$3,838,095

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$858,790	$476,298
Accrued liabilities and other	488,658	347,136
Current portion of operating lease liabilities	324,238	306,796
Current portion of long-term debt	16,700	24,900
Income taxes payable	27,313	41,236
Total current liabilities	1,715,699	1,196,366
Long-term debt	2,480,953	2,644,460
Long-term operating lease liabilities	1,378,394	1,357,821
Deferred income taxes	54,200	—
Other liabilities	96,329	85,912
Total liabilities	5,725,575	5,284,559

Commitments and contingencies

Stockholders’ Deficit:
Common stock, $0.06775 par value, 350,000 shares authorized; 141,608 shares issued and outstanding at January 30, 2021 and 146,803 shares issued and outstanding at February 1, 2020	9,508	9,852
Additional paid-in-capital	—	4,872
Accumulated deficit	(1,193,234)	(1,438,357)
Accumulated other comprehensive loss	(13,444)	(22,831)
Total stockholders’ deficit	(1,197,170)	(1,446,464)
Total liabilities and stockholders’ deficit	$4,528,405	$3,838,095

See accompanying notes to consolidated financial statements.

THE MICHAELS COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year
	2020	2019	2018
Cash flows from operating activities:
Net income	$294,935	$272,595	$319,545
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash operating lease expense	308,777	325,962	—
Depreciation and amortization	130,303	125,499	124,271
Share-based compensation	25,010	22,910	27,082
Debt issuance costs amortization	3,507	4,451	4,997
Loss on write-off of investment	—	5,036	—
Accretion of long-term debt, net	1,391	(129)	(518)
Restructure and impairment charges	28,835	48,332	104,238
Impairment of intangible assets	3,500	—	—
Deferred income taxes	52,114	9,455	8,131
Gain on sale of building	(101)	—	—
Losses on early extinguishments of debt and refinancing costs	22,044	1,316	1,835
Changes in assets and liabilities:
Merchandise inventories	88,183	9,504	(63,890)
Prepaid expenses and other	4,869	1,671	3,576
Accounts receivable	14,627	29,516	(14,100)
Other assets	198	(3,562)	(1,497)
Operating lease liabilities	(277,375)	(323,010)	—
Accounts payable	389,756	(14,787)	(10,461)
Accrued interest	6,978	(2,192)	(691)
Accrued liabilities and other	128,671	(36,020)	(17,225)
Income taxes	(5,323)	17,647	(44,532)
Other liabilities	1,537	(1,019)	3,495
Net cash provided by operating activities	1,222,436	493,175	444,256

Cash flows from investing activities:
Additions to property and equipment	(162,004)	(120,545)	(145,387)
Acquisition of intangible assets	—	(58,000)	—
Proceeds from sale of building	875	—	—
Net cash used in investing activities	(161,129)	(178,545)	(145,387)

Cash flows from financing activities:
Common stock repurchased	(91,118)	(107,997)	(456,585)
Payments on term loan credit facility	(545,950)	(24,900)	(24,900)
Payment of 2020 senior subordinated notes	—	(510,000)	—
Issuance of senior notes	—	500,000	—
Issuance of senior secured notes	375,000	—	—
Borrowings on asset-based revolving credit facility	600,000	23,200	355,400
Payments on asset-based revolving credit facility	(600,000)	(23,200)	(355,400)
Payment of debt refinancing costs	(26,812)	(8,162)	(1,117)
Payment of dividends	—	—	(317)
Proceeds from stock options exercised	12,473	506	4,041
Other financing activities	(475)	—	—
Net cash used in financing activities	(276,882)	(150,553)	(478,878)

Net change in cash and equivalents	784,425	164,077	(180,009)
Cash and equivalents at beginning of period	409,964	245,887	425,896
Cash and equivalents at end of period	$1,194,389	$409,964	$245,887

See accompanying notes to consolidated financial statements.

THE MICHAELS COMPANIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three Years Ended January 30, 2021

(in thousands)

					Accumulated
	Number of		Additional		Other
	Common	Common	Paid-in	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	Loss	Total
Balance at February 3, 2018	181,919	$12,206	$21,740	$(1,539,781)	$(3,660)	$(1,509,495)
Net income	—	—	—	319,545	—	319,545
Foreign currency and interest rate swaps	—	—	—	—	(10,898)	(10,898)
Share-based compensation	—	—	27,197	—	—	27,197
Exercise of stock options and other awards	1,066	72	3,969	—	—	4,041
Repurchase of stock and retirements	(25,211)	(1,684)	(46,952)	(407,949)	—	(456,585)
Balance at February 2, 2019	157,774	10,594	5,954	(1,628,185)	(14,558)	(1,626,195)
Net income	—	—	—	272,595	—	272,595
Foreign currency and interest rate swaps	—	—	—	—	(8,273)	(8,273)
Share-based compensation	—	—	22,900	—	—	22,900
Exercise of stock options and other awards	886	60	446	—	—	506
Repurchase of stock and retirements	(12,019)	(802)	(24,428)	(82,767)	—	(107,997)
Issuance of restricted stock awards	162	—	—	—	—	—
Balance at February 1, 2020	146,803	9,852	4,872	(1,438,357)	(22,831)	(1,446,464)
Net income	—	—	—	294,935	—	294,935
Foreign currency and cash flow hedges	—	—	—	—	9,387	9,387
Share-based compensation	—	—	23,617	—	—	23,617
Exercise of stock options and other awards	2,642	179	12,294	—	—	12,473
Repurchase of stock and retirements	(7,865)	(523)	(40,783)	(49,812)	—	(91,118)
Issuance of restricted stock awards	28	—	—	—	—	—
Balance at January 30, 2021	141,608	$9,508	$—	$(1,193,234)	$(13,444)	$(1,197,170)

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

Fiscal Year

We report on the basis of a 52-week or 53-week fiscal year, which ends on the Saturday closest to January 31. All references to fiscal year mean the year in which that fiscal year began. References to “fiscal 2020” relate to the 52 weeks ended January 30, 2021, references to “fiscal 2019” relate to the 52 weeks ended February 1, 2020 and references to “fiscal 2018” relate to the 53 weeks ended February 2, 2019.

Preferred Shares

The Company’s Board of Directors has authorized the issuance of 50 million shares of preferred stock under The Michaels Companies, Inc. Certificate of Incorporation. No preferred shares have been issued as of January 30, 2021.

COVID-19

In March 2020, the World Health Organization declared the current COVID-19 outbreak to be a global pandemic. In response to the pandemic, many state and local jurisdictions ordered non-essential businesses closed and executed extensive stay-at-home orders. These orders resulted in the temporary closure of over 900 of our 1,252 stores which had a material adverse impact on our results of operations during the first quarter of fiscal 2020. During the second quarter of fiscal 2020, we reopened all of our stores and experienced a significant improvement in our business as net sales increased 12.4% during the preceding nine month period ending January 30, 2021 compared to the same period in the prior year. Our liquidity position, which includes cash on hand and amounts available under our senior secured asset based revolving credit facility (“Amended Revolving Credit Facility”), increased from $1.2 billion as of February 1, 2020 to $1.7 billion as of January 30, 2021. However, there remains significant uncertainty surrounding the future impact of the COVID-19 pandemic on our results of operations, and future waves of the pandemic could require us to close stores again if certain restrictions are reinstated by state and local authorities. We intend to continue to manage our liquidity position closely and invest in our omnichannel capabilities to meet the growing customer demand for a seamless omnichannel experience.

Share Repurchase Program

In September 2018, the Board of Directors authorized a share repurchase program for the Company to purchase $500 million of the Company’s common stock on the open market or through accelerated share repurchase transactions. The share repurchase program does not have an expiration date, and the timing and number of repurchase transactions under the program will depend on market conditions, corporate considerations, debt agreements and regulatory requirements. Shares repurchased under the program are held as treasury shares until retired. During fiscal 2020, we repurchased 7.2 million shares for an aggregate amount of $87.2 million. As of January 30, 2021, we had $206.4 million of availability remaining under our current share repurchase program.

Foreign Currency

The functional currency of our Canadian operations is the Canadian dollar. Translation adjustments result from translating our Canadian subsidiaries’ financial statements into U.S. dollars. Balance sheet accounts are generally translated at exchange rates in effect at the balance sheet date. Income statement accounts are translated at average exchange rates during the year. Translation adjustments are recorded as a component of accumulated other comprehensive income in our consolidated statements of stockholders’ deficit. The translation adjustments recorded in accumulated other comprehensive loss, net of taxes, was a gain of $6.8 million in fiscal 2020 and were losses of $0.7 million and $6.2 million in fiscal 2019 and fiscal 2018, respectively. Transaction gains and losses are recorded as a part of other (income) expense, net in our consolidated statements of comprehensive income and were immaterial for all fiscal periods presented.

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

We utilize perpetual inventory records to value inventory in our stores. Physical inventory counts are performed in a significant number of stores during each fiscal quarter primarily by a third-party inventory counting service, with substantially all stores open longer than one year subject to at least one count each fiscal year. We adjust our perpetual records based on the results of the physical counts. We maintain a provision for estimated shrinkage based on the actual historical results of our physical inventories. We compare our estimates to the actual results of the physical inventory counts as they are taken and adjust the shrink estimates accordingly.

Vendor allowances, which primarily represent volume rebates and cooperative advertising funds, are recorded as a reduction to the cost of the merchandise inventories and a subsequent reduction in cost of sales when the inventory is sold. We generally earn vendor allowances as a percentage of certain merchandise purchases with no minimum purchase requirements. We recognized vendor allowances of $61.6 million, or 1.2% of net sales, in fiscal 2020, $70.6 million, or 1.4% of net sales, in fiscal 2019, and $74.6 million, or 1.4% of net sales, in fiscal 2018.

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

Accounts Receivable, net

Accounts receivable consist primarily of amounts due from taxing authorities, trade receivables related to our Darice wholesale business (“Darice”) and amounts due from certain service providers. The Company assesses the collectability of all receivables on an ongoing basis and establishes an allowance for doubtful accounts, if necessary. Factors such as payment terms, historical loss experience and economic conditions are generally considered in determining the allowance for doubtful accounts. The allowance for doubtful accounts was immaterial for all fiscal periods presented in the consolidated financial statements.

As of January 30, 2021 and February 1, 2020, receivables from customers, which consist primarily of trade receivables related to Darice, were approximately $1.4 million and $13.3 million, respectively.

Property and Equipment

Property and equipment is recorded at cost. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets. We expense repairs and maintenance costs as incurred. We capitalize and depreciate significant renewals or betterments that substantially extend the life of the asset. Useful lives are generally estimated as follows:

Years
Buildings	30
Leasehold improvements (1)	10
Fixtures and equipment	8-10
Computer equipment and software	3-10
(1)	We amortize leasehold improvements over the lesser of the useful life of the asset or the remaining lease term of the underlying facility.

Capitalized Software Costs

We capitalize certain costs related to the acquisition and development of internal use software that is expected to benefit future periods. We also capitalize certain implementation costs related to the development of hosting arrangements. These costs are being amortized on a straight-line basis over the estimated useful life or the term of the hosting arrangement. As of January 30, 2021 and February 1, 2020, we had unamortized capitalized software costs of $85.7 million and $93.6 million, respectively. These amounts are included in property and equipment, net in the consolidated balance sheets. Amortization expense related to capitalized software costs totaled $31.3 million, $31.6 million and $31.2 million in fiscal 2020, fiscal 2019 and fiscal 2018, respectively.

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

Goodwill and Other Indefinite-Lived Intangible Assets

We review goodwill and other indefinite-lived intangible assets for impairment each year in the fourth quarter, or more frequently if events occur which indicate the carrying value may not be recoverable. In the fourth quarter of fiscal 2020, we performed a qualitative assessment for our Michaels-U.S. reporting unit to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of the reporting unit is less than its carrying value, including goodwill. There were no impairment indicators identified during our assessment. Factors used in our qualitative assessment include, but are not limited to, macroeconomic conditions, industry and market conditions, cost factors, overall financial performance and Company and reporting unit specific events. In addition, during the first quarter of fiscal 2020 we performed an interim assessment of our Michaels U.S. and other reporting units as a result of a significant decrease in sales due to the COVID-19 pandemic. We estimated the fair value of each reporting unit using the present value of future cash flows expected to be generated using a weighted-average cost of capital, terminal values and updated financial projections for the next five years, all of which are Level 3 fair value inputs. If our actual results are not consistent with the estimates and assumptions used to calculate fair value, we could be required to recognize additional impairments in a future period.

Darice Liquidation

In May 2020, the Company adopted a plan to close our Darice wholesale operations. As a result of the closure, we recorded a charge totaling $45.2 million in fiscal 2020, consisting primarily of a $37.3 million charge in gross profit related to the liquidation of inventory and $7.9 million included in selling, general and administrative associated with the write-off of indefinite-lived intangible assets and employee-related expenses. The closure of Darice was completed in the fourth quarter of fiscal 2020. In fiscal 2020 and fiscal 2019, Darice’s net sales totaled $37.6 million and $79.9 million, respectively. Excluding the charges, Darice did not have a material impact on the Company’s operating income in the periods presented.

Restructure and Impairment Charges

In fiscal 2020, we recorded impairment charges totaling $28.8 million, consisting of $19.4 million related to the closure of 13 underperforming stores and $9.4 million primarily related to the relocation of our corporate offices in Irving, Texas. The impairment charges include $22.8 million related to operating lease assets and $6.0 million related to leasehold improvements and inventory.

During fiscal 2019, we identified impairment indicators within Darice that were primarily due to a deterioration in sales associated with overall declining demand from customers. These indicators led us to revise Darice’s forecasted sales downward and resulted in a significantly lower operating plan in fiscal 2019. As a result, we performed impairment tests on Darice’s goodwill, indefinite and definite-lived intangible assets and long-lived assets, including operating lease assets. As a result of this impairment testing, we recorded an impairment charge of $40.1 million in fiscal 2019, consisting of $17.8 million related to goodwill, $14.4 million related to long-lived assets, including operating lease assets, and $7.9 million related to indefinite and definite-lived intangible assets.

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

During fiscal 2018, Pat Catan’s net sales totaled $109.6 million and Aaron Brothers net sales totaled $12.9 million. Excluding the restructure charges, Aaron Brothers and Pat Catan’s did not have a material impact on the Company’s operating income in all fiscal periods presented in the consolidated financial statements.

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

Revenue Recognition

Our revenue is primarily associated with sales of merchandise to customers within our stores and customers utilizing our e-commerce platforms. Revenue from sales of our merchandise is recognized when the customer takes possession of the merchandise. Revenue is measured based on the amount of consideration that we expect to receive, reduced by estimates for return allowances, point-of-sale coupons and discounts. Revenue also excludes any amounts collected on behalf of third parties, including sales tax. Sales related to custom framing are recognized when the order is picked up by the customer. Payment for our retail sales is typically due at the time of the sale.

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

The following table includes activity related to gift cards (in thousands):

	Fiscal Years
	2020	2019
Balance at beginning of period	$64,130	$61,071
Issuance of gift cards	73,775	76,941
Revenue recognized (1)	(61,273)	(69,322)
Gift card breakage	(1,135)	(4,560)
Balance at end of period	$75,497	$64,130
(1)	Revenue recognized from the beginning liability during fiscal 2020 and fiscal 2019 totaled $21.0 million and $26.0 million, respectively.

Costs of Sales and Occupancy Expense

The costs of merchandise sales are expensed as the merchandise is sold. Included in our costs of sales are the following:

●	purchase price of merchandise, net of vendor allowances and rebates;

●	costs associated with our international direct sourcing business;

●	inbound freight, inspection costs, tariffs, duties and import agent commissions;

●	warehousing, handling, transportation (including internal transfer costs such as distribution center-to-store freight costs), purchasing and receiving costs; and

●	payroll-related costs for those employees involved in preparing inventory for sale.

Occupancy expenses are recognized in the period in which they are incurred. Included in our occupancy expenses are the following:

●	store expenses such as rent, insurance, taxes, common area maintenance, utilities, repairs and maintenance;

●	amortization of leasehold improvements; and

●	store remodel costs.

Selling, General and Administrative

Included in selling, general and administrative (“SG&A”) are store personnel costs, store operating expenses, advertising, store depreciation and corporate overhead costs. Advertising costs are expensed in the period in which the advertising first occurs. Advertising costs totaled $176.4 million, $190.0 million and $194.9 million in fiscal 2020, fiscal 2019 and fiscal 2018, respectively.

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

Share-Based Compensation

Accounting Standards Codification (“ASC”) 718, Stock Compensation (“ASC 718”), requires all share-based compensation to employees, including grants of employee stock options and restricted shares, to be recognized using the fair value method of accounting. Share-based awards are recognized ratably over the requisite service period or over the estimated time to achieve predetermined financial and operational performance targets.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions to contract modifications and hedging relationships that reference LIBOR or another reference rate expected to be discontinued. We elected certain provisions of ASU 2020-04 in the third quarter of fiscal 2020. These elections did not result in a material impact to our consolidated financial statements.

2. FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820, Fair Value Measurement establishes a three-level valuation hierarchy for fair value measurements. These valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect less transparent active market data, as well as internal assumptions. These two types of inputs create the following fair value hierarchy:

●	Level 1—Quoted prices for identical instruments in active markets;

●	Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose significant inputs are observable; and

●	Level 3—Instruments with significant unobservable inputs.

Impairment losses related to property and equipment are calculated using significant unobservable inputs including the present value of future cash flows expected to be generated using a risk-adjusted weighted-average cost of capital and comparable store sales growth assumptions, and therefore, are classified as a Level 3 measurement in the fair value hierarchy. Impairment losses related to operating lease assets are calculated using rent per square foot derived from observable market data, and therefore, are classified as a Level 2 measurement in the fair value hierarchy.

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

The following table below provides the fair values of our term loan credit facility, our senior notes, our senior secured notes and our cash flow hedges (in thousands).

	January 30,	February 1,
	2021	2020
Liabilities
Term loan credit facility	$1,661,650	$2,119,802
Senior notes	535,745	449,675
Senior secured notes	386,505	—
Short-term portion of cash flow hedges	6,893	13,007
Long-term portion of cash flow hedges	6,212	3,555

The fair values of our term loan credit facility, our senior notes and our senior secured notes were determined based on quoted market prices which are considered Level 1 inputs within the fair value hierarchy.

The fair value of our cash flow hedges was calculated using significant observable inputs including the present value of estimated future cash flows using the applicable interest rate curves, and therefore, were classified as Level 2 inputs within the fair value hierarchy.

3. PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following (in thousands):

	January 30,	February 1,
	2021	2020
Buildings and leasehold improvements	$510,931	$531,580
Fixtures and equipment	935,149	910,450
Capitalized software	243,328	227,123
Construction in progress	111,893	37,367
	1,801,301	1,706,520
Less accumulated depreciation and amortization	(1,328,738)	(1,276,088)
	$472,563	$430,432

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

Our operating lease assets represent our right to use an underlying asset for the lease term and our operating lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The commencement date is the earlier of the date when we become legally obligated for the rent payments or the date when we take possession of the building for construction purposes. In addition, operating lease assets are net of lease incentives received. As our leases do not contain an implicit rate of return, we use our estimated incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. For operating leases that commenced prior to the adoption date of the new lease accounting standard, we used the incremental borrowing rate as of the adoption date. Lease expense for lease payments is recognized on a straight-line basis over the lease term. In fiscal 2020, we began negotiating certain rent concessions with our landlords, which consists primarily of rent abatements, to mitigate the economic effects of the COVID-19 pandemic. As of January 30, 2021, we received approximately $25 million primarily related to rent abatements that are included in our straight-line rent calculation.

We have lease agreements with lease and non-lease components, which are generally accounted for as a single lease component. Our short-term non-real estate leases, which have a non-cancelable lease term of less than one year, are not included in the operating lease assets or liabilities. Short-term lease expense is recognized on a straight-line basis over the lease term.

The components of lease costs are as follows (in thousands):

	Fiscal Year
	2020	2019
Operating lease cost (1)	$430,698	$422,857
Variable lease cost (2)	159,552	149,643
Total lease cost	$590,250	$572,500
(1)	Includes an immaterial amount related to short-term non-real estate leases.
(2)	Includes taxes, insurance and common areas maintenance costs for our leased facilities which are paid based on actual cost incurred by the lessor. Also includes contingent rent which is immaterial in the periods presented.

Additional information related to our operating leases is as follows (in thousands, except weighted-average data):

	Fiscal Year
	2020	2019
Operating cash outflows included in the measurement of lease liabilities	$403,311	$430,871
Operating lease assets obtained in exchange for new operating lease liabilities	$347,499	$296,289
Weighted-average remaining lease term	6.1 years	6.0 years
Weighted-average discount rate	6.5%	5.9%

Maturities of our lease liabilities are as follows as of January 30, 2021 (in thousands):

Fiscal Year
2021	$420,508
2022	399,368
2023	337,534
2024	270,408
2025	195,932
Thereafter	456,046
Total lease payments	$2,079,796
Less: Interest	(377,164)
Present value of lease liabilities	$1,702,632

Lease payments exclude $16.6 million related to 5 leases that have been signed as of January 30, 2021 but have not yet commenced.

Rent Commitments Under Previous Lease Accounting Standard

Future minimum annual rental commitments for all non-cancelable operating leases as of February 2, 2019 are as follows (in thousands):

Fiscal Year
2019	$428,698
2020	386,466
2021	331,032
2022	268,667
2023	206,424
Thereafter	508,178
Total minimum rental commitments	$2,129,465

Rent expense applicable to non-cancelable operating leases was $423.8 million in fiscal 2018.

5. GOODWILL AND INTANGIBLE ASSETS

The gross carrying amounts and accumulated amortization of our intangible assets are as follows (in thousands):

	January 30, 2021
		Weighted
		Average
		Remaining		Accumulated
	Amortization	Amortization	Gross	Amortization/	Net
	Period	Period	Carrying	Impairment	Carrying
	(in years)	(in years)	Amount (1)	Charges (2)	Value
Definite-lived intangible assets:
Customer relationships	15	13.81	$55,942	$(4,447)	$51,495
Other intangible assets	6-19	4.72	6,486	(2,185)	4,301
			62,428	(6,632)	55,796
Indefinite-lived intangible assets:
Product tradenames			4,825	(3,500)	1,325

Total intangible assets			$67,253	$(10,132)	$57,121

	February 1, 2020
		Weighted
		Average
		Remaining		Accumulated
	Amortization	Amortization	Gross	Amortization/	Net
	Period	Period	Carrying	Impairment	Carrying
	(in years)	(in years)	Amount	Charges (3)	Value
Definite-lived intangible assets:
Customer relationships	15-18	14.81	$61,610	$(6,309)	$55,301
Proprietary product designs	7	—	3,400	(3,400)	—
Other intangible assets	3-19	5.74	10,540	(4,249)	6,291
			75,550	(13,958)	61,592
Indefinite-lived intangible assets:
Product tradenames			13,725	(8,900)	4,825

Total intangible assets			$89,275	$(22,858)	$66,417

(1)	The gross carrying amount is net of impairment charges taken in prior years.
(2)	In fiscal 2020, impairment charges of $3.5 million were recorded on indefinite-lived intangible assets (see Note 1 for further explanation).
(3)	In fiscal 2019, impairment charges of $6.4 million and $4.1 million were recorded on indefinite-lived and definite-lived intangible assets, respectively (see Note 1 for further explanation).

In fiscal 2020, fiscal 2019 and fiscal 2018, we recognized amortization expense of $4.7 million, $1.7 million and $1.6 million, respectively, related to definite-lived intangible assets. As of January 30, 2021, the amortization expense related to our definite-lived intangible assets for the next five years will be approximately $4.0 million to $5.0 million each year.

In November 2019, the Company acquired certain intangible assets from A.C. Moore Incorporated for $61.9 million, including customer relationships and tradenames totaling $55.9 million and $5.2 million, respectively. In connection with the transaction, we also leased a distribution facility in New Jersey and 17 store locations. The fair values of the intangible assets acquired were determined by using the income approach. The income approach indicates value for a subject based on the present value of cash flows expected to be generated by the asset. Projected cash flows are discounted at a market rate of return that reflects the relative risk of achieving the cash flows and the time value of money.

As of January 30, 2021 and February 1, 2020, goodwill totaled $94.3 million. As a result of our impairment testing in fiscal 2019, we fully impaired goodwill of $17.8 million related to Darice (see Note 1 for further explanation). The remaining goodwill balance is related to our Michaels brand.

6. ACCRUED LIABILITIES AND OTHER

Accrued liabilities and other consists of the following (in thousands):

	January 30,	February 1,
	2021	2020
Accrued payroll	$121,947	$49,252
Self-insurance	67,368	67,176
Property, sales and use taxes	80,598	72,245
Gift card liability	75,497	64,130
Accrued occupancy costs	16,232	12,330
Accrued advertising	9,047	9,342
Accrued interest	10,373	3,870
Deferred revenue	24,920	15,492
Cash flow hedges	6,893	13,007
Other	75,783	40,292
	$488,658	$347,136

7. DEBT

Long-term debt consists of the following (in thousands):

		January 30,	February 1,
	Interest Rate	2021	2020
Term loan credit facility	Variable	$1,661,650	$2,182,550
Senior notes	8.00%	500,000	500,000
Senior secured notes	4.75%	375,000	—
Total debt		2,536,650	2,682,550
Less unamortized discount and debt costs		(38,997)	(13,190)
Total debt, net		2,497,653	2,669,360
Less current portion		(16,700)	(24,900)
Long-term debt		$2,480,953	$2,644,460

The aggregate amount of scheduled debt payments through maturity are as follows (in thousands):

Fiscal Year
2021	$16,700
2022	16,700
2023	16,700
2024	16,700
2025	16,700
Thereafter	2,453,150
Total debt payments	$2,536,650

As of January 30, 2021 and February 1, 2020, the weighted-average interest rate of the variable debt was 4.25% and 4.16%, respectively. Cash paid for interest totaled $142.0 million, $152.9 million and $144.3 million in fiscal 2020, fiscal 2019 and fiscal 2018, respectively.

As of January 30, 2021, net debt issuance costs totaled $17.4 million. We amortize debt issuance costs using the straight-line method over the terms of the respective debt agreements (which range from five to eight years). Amortization expense related to debt issuance costs is recorded in interest expense in the accompanying consolidated statements of comprehensive income. The straight-line method produces results materially consistent with the effective interest method. Our expected amortization expense related to the debt issuance costs will range between $2.2 million and $3.0 million each year, over the next five years.

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

On October 1, 2020, MSI entered into an amendment with JPMorgan and other lenders to our term loan credit facility. The amended credit agreement, together with the related security, guarantee and other agreements, are referred to as the “Amended Term Loan Credit Facility”. In connection with this amendment, MSI voluntarily prepaid $500.1 million in principal of the then outstanding term loan credit facility.

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

As of January 30, 2021, the Amended Term Loan Credit Facility provides for senior secured financing of $1,661.7 million. MSI has the right to request additional term loans in an aggregate amount of up to the sum of (a) the greater of $650 million and 100% of Adjusted EBITDA (as defined in the Amended Term Loan Credit Facility) for the most recently ended four fiscal quarters, plus (b) the aggregate amount of voluntary prepayments of certain indebtedness, plus (c) at MSI’s election, an amount of additional indebtedness if the consolidated secured debt ratio (as defined in the Amended Term Loan Credit Facility) is no more than 3.25 to 1.00 on a pro forma basis as of the last day of the most recently ended four fiscal quarters, subject to certain adjustments. The lenders will not be under any obligation to provide any such additional term loans and the incurrence of any additional term loans is subject to customary conditions precedent.

There are no limitations on dividends and certain other restricted payments so long as (a) no event of default shall have occurred and be continuing and (b) immediately after giving pro forma effect to such restricted payment(s) and the application of proceeds therefrom, the consolidated total leverage ratio is less than or equal to 3.75 to 1.00.

MSI must offer to prepay outstanding term loans at 100% of the principal amount, plus any unpaid interest, with the proceeds of certain asset sales or casualty events under certain circumstances. MSI may voluntarily prepay outstanding loans under the Amended Term Loan Credit Facility at any time, subject to payment of customary breakage costs with respect to LIBOR loans. The Amended Term Loan Credit Facility provides for a 1.0% soft call premium in connection with certain Repricing Transactions (as defined in the Amended Term Loan Credit Facility) occurring on or prior to April 1, 2021.

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

The Amended Term Loan Credit Facility contains a number of negative covenants that are substantially similar to, but more restrictive in certain respects than, those governing the Senior Notes and Senior Secured Notes (as defined below), as well as certain other customary representations and warranties, affirmative and negative covenants and events of default. As of January 30, 2021, MSI was in compliance with all covenants.

As of January 30, 2021, net debt issuance costs totaled $4.7 million and are being amortized as interest expense over the life of the Amended and Term Loan Credit Facility. Debt issuance costs related to this facility are reflected as a reduction from the carrying value of debt in the consolidated balance sheets. As a result of the refinancing of our Amended Term Loan Credit Facility on October 1, 2020, we recorded a loss on the early extinguishment of debt of $22.0 million in fiscal 2020. As a result of the refinancing of our Amended and Restated Term Loan Credit Facility on May 23, 2018, MSI recorded a loss on the early extinguishment of debt of $1.8 million in fiscal 2018.

Interest Rate Swaps

In April 2018, we executed two interest rate swaps with an aggregate notional value of $1 billion associated with our outstanding Amended and Restated Term Loan Credit Facility. The interest rate swaps have a maturity date of April 30, 2021 and were executed for risk management and are not held for trading purposes. The objective of the interest rate swaps is to hedge the variability of cash flows resulting from fluctuations in the one-month LIBOR. The swaps replaced the one-month LIBOR with a fixed interest rate of 2.7765% and payments are settled monthly. The swaps qualify as cash flow hedges and changes in the fair values are recorded in accumulated other comprehensive income in the consolidated balance sheet. The changes in fair value are reclassified from accumulated other comprehensive income to interest expense in the same period that the hedged items affect earnings. We reclassified $17.0 million and $5.8 million from accumulated other comprehensive income to interest expense during fiscal 2020 and fiscal 2019, respectively. As of January 30, 2021, the fair value of the interest rate swaps was a liability of $4.3 million and was recorded in accrued liabilities in our consolidated balance sheet. As of February 1, 2020, the fair value of the interest rate swaps was a liability of $16.6 million, consisting of $13.0 million recorded in accrued liabilities and $3.6 million recorded in other liabilities in our consolidated balance sheet.

Interest Rate Caps

In April 2020, we executed two interest rate cap agreements with an aggregate notional value of $2 billion associated with our outstanding Amended Term Loan Credit Facility. The interest rate caps have an effective date of September 30, 2020 and April 30, 2021, respectively. During the third quarter of fiscal 2020, we amended the September 30, 2020 interest rate cap agreement and reduced the notional value from $1 billion to $300 million. The interest rate caps have a maturity date of April 30, 2025 and were executed for risk management and are not held for trading purposes. The interest rate caps will effectively cap our LIBOR exposure on a portion of our Amended Term Loan Credit Facility at 1%. The interest rate caps qualify as cash flow hedges and changes in the fair values are recorded in accumulated other comprehensive income in the consolidated balance sheet. The changes in fair value are reclassified from accumulated other comprehensive income to interest expense in the same period that the hedged items affect earnings. Amounts reclassified from accumulated other comprehensive income to interest expense during fiscal 2020 were not material. As of January 30, 2021, the fair value of the interest rate caps was a liability of $8.8 million, consisting of $6.2 million recorded in other liabilities and $2.6 million in accrued liabilities in our consolidated balance sheet.

Senior Notes

On July 8, 2019, MSI issued $500 million in principal amount of senior notes maturing in 2027 (“Senior Notes”). The Senior Notes were issued pursuant to an indenture among MSI, certain subsidiaries of MSI, as guarantors, and U.S. Bank National Association, as trustee (the “Senior Notes Indenture”). The Senior Notes mature on July 15, 2027 and bear interest at a rate of 8% per year, with interest payable semi-annually on January 15 and July 15 of each year, beginning on January 15, 2020.

The net proceeds from the offering and sale of the Senior Notes, together with cash on hand, were used to redeem MSI’s outstanding 2020 Senior Subordinated Notes (as defined below).

The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of MSI’s subsidiaries that guarantee indebtedness under the Amended Revolving Credit Facility and the Amended Term Loan Credit Facility (collectively defined as the “Senior Secured Credit Facilities”).

The Senior Notes are general, unsecured obligations of MSI, and the guarantees of the Senior Notes are general, unsecured obligations of the guarantors. They (i) rank equally in right of payment with all of MSI’s and the guarantors’ existing and future senior debt, including the Senior Secured Credit Facilities, (ii) are effectively subordinated to any of MSI’s and the guarantors’ existing and future secured debt to the extent of the value of the assets securing such debt, including the Senior Secured Credit Facilities, (iii) are structurally subordinated to all of the liabilities of MSI’s subsidiaries that are not guaranteeing the Senior Notes, and (iv) are senior in right of payment with all of MSI’s and the guarantors’ existing and future subordinated debt.

At any time prior to July 15, 2022, MSI may redeem (a) up to 40% of the aggregate principal amount of the Senior Notes with the gross proceeds from one or more Equity Offerings, as defined in the Senior Notes Indenture, at a redemption price of 108% of the principal amount plus accrued and unpaid interest thereon to, but excluding, the redemption date and/or (b) all or part of the Senior Notes at 100% of the principal amount plus any accrued and unpaid interest thereon to, but excluding, the redemption date plus a make-whole premium. Thereafter, MSI may redeem all or part of the Senior Notes at the redemption prices set forth below (expressed as percentages of the principal amount of the Senior Notes to be redeemed) plus any accrued and unpaid interest thereon to, but excluding, the applicable date of redemption, if redeemed during the twelve month period beginning on July 15 of each of the years indicated below:

Year	Percentage
2022	104%
2023	102%
2024 and thereafter	100%

Upon a change in control, MSI is required to offer to purchase the Senior Notes at 101% of the aggregate principal amount, plus any accrued and unpaid interest thereon to, but excluding, the date of purchase.

Subject to certain exceptions and qualifications, the Senior Notes Indenture contains covenants that, among other things, limit MSI’s ability and the ability of its restricted subsidiaries, including the guarantors, to:

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

The covenants also limit MSI’s ability, and the ability of MSI’s restricted subsidiaries, to pay dividends or distributions on MSI’s capital stock or repurchase MSI’s capital stock, subject to certain exceptions, including dividends, distributions and repurchases up to (i) an amount equal to the greater of $200.0 million and 25% of MSI’s consolidated EBITDA (as defined in the Senior Notes Indenture) and (ii) a basket that builds based on 50% of MSI’s consolidated net income (as defined in the Senior Notes Indenture) and certain other amounts, in each case, to the extent such payment capacity is not applied as otherwise permitted under the Senior Notes Indenture and subject to certain conditions. However, there are no limitations on dividends and certain other restricted payments so long as (a) no event of default shall have occurred and be continuing and (b) immediately after giving pro forma effect to such restricted payment(s) and the application of proceeds therefrom, the total net leverage ratio is less than or equal to 3.25 to 1.00. As of January 30, 2021, the permitted restricted payment amount pursuant to the immediately foregoing sentence was $546.3 million. The Senior Notes Indenture also provides for customary events of default which, if any of them occurs, would require or permit the principal of and accrued interest on the Senior Notes to become or to be declared due and payable. As of January 30, 2021, MSI was in compliance with all covenants.

As of January 30, 2021, net debt issuance costs totaled $4.9 million and are being amortized as interest expense over the life of the Senior Notes. Debt issuance costs related to this facility are reflected as a reduction from the carrying value of debt in the consolidated balance sheets.

Senior Secured Notes

On October 1, 2020, MSI issued $375 million in aggregate principal amount of 4.75% senior secured notes maturing in 2027 (“Senior Secured Notes”). The Senior Secured Notes were issued pursuant to an indenture among MSI, Michaels Funding, Inc. and certain subsidiaries of MSI, as guarantors, and U.S. Bank National Association, as trustee (the “Senior Secured Notes Indenture”). The Senior Secured Notes will mature on October 1, 2027 and bear interest at a rate of 4.75% per year, with interest payable semi-annually on April 1 and October 1 of each year, beginning on April 1, 2021.

The net proceeds from the Senior Secured Notes, together with cash on hand, were used to voluntarily pay down $500.1 million of MSI’s then outstanding term loan credit facility and to pay related fees and expenses.

The Senior Secured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by Michaels Funding, Inc. and each of MSI’s subsidiaries that guarantee indebtedness under the Senior Secured Credit Facilities.

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

The Senior Secured Notes Indenture also provides for customary events of default which, if any of them occurs, would require or permit the principal and accrued interest to become or to be declared due and payable. As of January 30, 2021, MSI was in compliance with all covenants.

As of January 30, 2021, net debt issuance costs totaled $5.0 million and are being amortized as interest expense over the life of the Senior Secured Notes. Debt issuance costs related to this facility are reflected as a reduction from the carrying value of debt in the consolidated balance sheets.

Revolving Credit Facility

On August 30, 2019, MSI entered into an amendment with Wells Fargo Bank, National Association (“Wells Fargo”) and other lenders to, among other things, extend the maturity date of our Amended Revolving Credit Facility. The Amended Revolving Credit Facility matures in August 2024, subject to an earlier springing maturity date if certain of our outstanding indebtedness has not been repaid, redeemed, refinanced, or cash collateralized or if the necessary availability reserves have not been established prior to such time (the “ABL Maturity Date”).

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

As of January 30, 2021, the borrowing base was $624.1 million of which MSI had availability of $536.8 million. Borrowing capacity is available for letters of credit and borrowings on same-day notice. Outstanding standby letters of credit as of January 30, 2021 totaled $87.3 million.

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

As of January 30, 2021, net debt issuance costs totaled $2.7 million and are being amortized as interest expense over the life of the Amended Revolving Credit Facility. Debt issuance costs related to this facility are reflected as an asset within the consolidated balance sheets. As a result of the refinancing of our Amended Revolving Credit Facility on August 30, 2019, MSI recorded a loss on the early extinguishment of debt of $0.2 million related to the write-off of net debt issuance costs.

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

8. INCOME TAXES

The reconciliation of income tax expense computed at the U.S. federal statutory tax rate to income tax expense reported in our consolidated statements of comprehensive income is as follows (in thousands):

	Fiscal Year
	2020		2019		2018
Income taxes at statutory rate	$75,727	21.0%	$75,258	21.0%	$87,581	21.0%
State income taxes, net of federal benefit	13,899	3.9	14,716	4.1	13,095	3.1
Foreign tax rate differential	(19,949)	(5.5)	(22,740)	(6.4)	(22,718)	(5.4)
U.S. tax on foreign operations	13,312	3.7	10,959	3.1	8,648	2.1
Share-based compensation	3,742	1.0	4,225	1.2	843	0.2
Taxing authority examinations	—	—	—	—	5,861	1.4
U.S. net operating loss carryback rate differential	(28,668)	(8.0)	—	—	—	—
Other	7,606	2.1	3,358	0.9	4,199	1.0
Total	$65,669	18.2%	$85,776	23.9%	$97,509	23.4%

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act includes various payroll and income tax provisions, including modifications to federal net operating loss and business interest deduction limitation rules and bonus depreciation eligibility for qualified improvement property, among other items. In connection with the CARES Act, we recorded a net income tax benefit of $18.4 million in fiscal 2020.

The components of our income tax expense are as follows (in thousands):

	Fiscal Year
	2020	2019	2018
Current:
Federal	$(11,333)	$58,966	$61,910
State	16,977	12,995	15,502
Foreign	7,676	4,596	12,626
Total current income tax expense	13,320	76,557	90,038

Deferred:
Federal	51,878	2,762	9,200
State	616	5,632	1,073
Foreign	(145)	825	(2,802)
Total deferred income tax expense	52,349	9,219	7,471

Income taxes	$65,669	$85,776	$97,509

The pretax income from foreign operations for fiscal 2020, fiscal 2019 and fiscal 2018 totaled $122.0 million, $131.2 million and $109.9 million, respectively. Cash paid for income taxes totaled $18.9 million, $58.7 million and $134.4 million in fiscal 2020, fiscal 2019 and fiscal 2018, respectively.

Significant components of deferred income tax assets and liabilities are as follows (in thousands):

	January 30,	February 1,
	2021	2020
Deferred income tax assets:
Operating lease liabilities	$447,152	$367,390
Accrued liabilities	16,469	13,804
Self-insurance	14,073	14,028
Gift cards	12,880	10,225
Share-based compensation	5,018	6,760
State income taxes	5,068	4,540
Goodwill	4,198	4,760
Other intangible assets	3,674	3,305
Interest rate swaps	3,407	4,306
State and foreign net operating losses	23,513	7,843
Tax credits	6,390	4,184
Other	6,366	2,664
Total gross deferred income tax assets	548,208	443,809
Valuation allowance	(12,589)	(9,209)
Total deferred income tax assets, net of valuation allowance	535,619	434,600

Deferred income tax liabilities:
Operating lease assets	(417,248)	(351,964)
Tax method changes (1)	(91,701)	—
Property and equipment	(49,399)	(49,604)
Merchandise inventories	(7,697)	(9,866)
Prepaid expenses	(4,380)	(4,965)
Total deferred income tax liabilities	(570,425)	(416,399)

Net deferred income tax (liabilities) assets	$(34,806)	$18,201
(1)	Future taxable income primarily related to property and equipment and gift cards.

A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. In evaluating our ability to realize our deferred tax assets we considered sources of future taxable income, including future reversals of existing taxable temporary differences, forecast of future profitability and tax planning strategies.

At January 30, 2021, we had state net operating loss carryforwards to reduce future taxable income of $23.2 million, net of federal tax benefits, and $0.3 million of foreign net operating loss carryforwards expiring at various dates between fiscal 2021 and fiscal 2040.

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

A reconciliation of unrecognized tax benefits from the end of fiscal 2019 through the end of fiscal 2020 is as follows (in thousands):

Balance at beginning of year	$68,417
Additions related to the current year	7,953
Additions related to prior years	1,940
Reductions related to prior years	(5,642)
Expiration of applicable statute of limitations	(2,019)
Settlement of tax positions	(585)
Balance at end of year	$70,064

Included in the balance of unrecognized tax benefits resulting from uncertain tax positions at January 30, 2021 is $48.2 million which, if recognized, would affect income tax expense. We do not expect any material changes to our liability for uncertain tax positions during the next 12 months. At January 30, 2021 and February 1, 2020, the total amount of interest accrued within the tax liability was $8.3 million and $6.6 million, respectively. There was no material interest or penalty expense recognized in the consolidated statements of comprehensive income in fiscal 2020, fiscal 2019 or fiscal 2018.

Our income tax returns are subject to examination by taxing authorities in the jurisdictions in which we operate. The periods subject to examination for our U.S. federal returns are fiscal 2013 to fiscal 2019 and fiscal 2011 to fiscal 2019 for our Canadian returns. State and provincial income tax returns are generally subject to examination for a period of three to seven years after filing. We have various state income tax returns in the process of examination, appeals or settlement. Our income tax returns for fiscal 2011 and fiscal 2012 are currently under examination by the Canadian tax authorities. Our U.S. federal returns for fiscal 2013 through fiscal 2018 are currently under examination by the Internal Revenue Service. We are not aware of any issues which would result in a material assessment of net tax obligations.

9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table includes detail regarding changes in the composition of accumulated other comprehensive loss (in thousands):

	Fiscal Years Ended
	January 30,	February 1,
	2021	2020
Beginning of period	$(22,831)	$(14,558)
Foreign currency translation adjustment	6,849	(727)
Cash flow hedges	2,538	(7,546)
End of period	$(13,444)	$(22,831)

10. SHARE-BASED COMPENSATION

The Michaels Companies, Inc. Third Amended and Restated 2014 Omnibus Long-Term Incentive Plan provides for the grant of share-based awards for up to 32.1 million shares of common stock. As of January 30, 2021, there were 9.9 million shares of common stock remaining available for grant. Generally, time-based share awards vest ratably over four years and stock options expire eight to ten years from the grant date. Restricted awards that are performance-based are expected to vest between one to four years from the grant date. As of January 30, 2021, unrecognized compensation cost for all unvested share-based awards totaled $33.7 million and is expected to be recognized over a weighted-average period of 2.0 years. Share-based compensation expense totaled $25.0 million, $22.9 million and $27.1 million in fiscal 2020, fiscal 2019 and fiscal 2018, respectively, and is recorded in cost of sales and occupancy expense and SG&A in the consolidated statements of comprehensive income.

Stock Options

The fair value of each stock option is estimated using the Black-Scholes option pricing model. The following table presents the weighted-average assumptions used during fiscal years 2020, 2019 and 2018:

	Fiscal Year
	2020	2019	2018
Risk-free interest rates (1)	0.9%	1.9%	2.5%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility (2)	44.8%	37.9%	32.8%
Expected life of options in years (3)	4.3	4.3	4.1
(1)	Based on interest rates for U.S. Treasury instruments with terms consistent with the expected lives of the awards.
(2)	We considered our historical and implied volatility as well as the implied volatilities for exchange-traded options of a peer group of companies.
(3)	Expected lives were based on an analysis of historical exercises and post-vesting employment termination.

The stock option activity during the fiscal year ended January 30, 2021 was as follows:

			Weighted-
			Average
			Remaining	Aggregate
	Number of	Weighted-	Contractual	Intrinsic
	Shares	Average Exercise	Term	Value
	(in thousands)	Price	(in years)	(in thousands)
Outstanding at beginning of year	7,572	$16.32
Granted	182	4.29
Exercised	(911)	13.70
Expired/Forfeited	(1,323)	18.50
Outstanding at end of year	5,520	$15.84	6.9	$15,044

Shares exercisable at end of year	3,179	$19.21	5.9	$3,387

The total grant date fair value of options that vested during fiscal 2020, fiscal 2019 and fiscal 2018 was $5.2 million, $7.0 million and $9.5 million, respectively. The intrinsic value for options that vested during fiscal 2020 and fiscal 2018 was $0.9 million and $4.1 million, respectively. There was no intrinsic value for options that vested during fiscal 2019. The intrinsic value for options exercised during fiscal 2020, fiscal 2019 and fiscal 2018 was $1.9 million, $0.3 million and $2.6 million, respectively. As of the beginning of fiscal 2020, there were 4.0 million nonvested options with a weighted-average fair value of $4.15 per share. As of the end of fiscal 2020, there were 2.3 million nonvested options with a weighted-average fair value of $3.65 per share. The weighted-average fair value of options granted during fiscal 2020, fiscal 2019 and fiscal 2018 was $1.59, $3.45 and $5.85, respectively. During fiscal 2020, there were 1.2 million options that vested and 1.3 million options that were expired or forfeited with a weighted-average fair value of $4.44 and $5.16 per share, respectively.

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

Restricted stock unit activity during the fiscal year ended January 30, 2021 was as follows:

	Number of Shares (1) (in thousands)	Weighted-Average Fair Value
Outstanding at beginning of year	4,663	$13.05
Granted	3,529	2.87
Vested	(1,612)	13.23
Forfeited	(1,719)	8.11
Outstanding at end of year	4,861	$7.35

(1)	Includes 0.4 million of awards with vesting subject to performance conditions outstanding at the beginning of the year, 0.1 million vested during the year, 0.1 million forfeited during the year and 0.2 million outstanding at the end of the year, with a weighted average fair value of $17.38 per share, respectively.

Restricted stock award activity during the fiscal year ended January 30, 2021 was as follows:

	Number of Shares (in thousands)	Weighted-Average Fair Value
Outstanding at beginning of year	143	$11.11
Granted	28	5.00
Vested	(121)	11.29
Forfeited	(11)	8.93
Outstanding at end of year	39	$6.85

11. EARNINGS PER SHARE

The Company’s unvested restricted stock awards contain non-forfeitable rights to dividends and meet the criteria of a participating security as defined by ASC 260, “Earnings Per Share”. In applying the two-class method, net income is allocated to both common and participating securities based on their respective weighted-average shares outstanding for the period. Basic earnings per share is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average common shares outstanding plus the potential dilutive impact from the exercise of stock options and restricted stock units. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. There were 8.8 million, 10.6 million and 7.2 million anti-dilutive shares in fiscal 2020, fiscal 2019 and fiscal 2018, respectively.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Fiscal Year
	2020	2019	2018
Basic earnings per common share:
Net income	$294,935	$272,595	$319,545
Less income related to unvested restricted shares	(199)	(318)	(595)
Income available to common shareholders - Basic	$294,736	$272,277	$318,950

Weighted-average common shares outstanding - Basic	146,541	153,134	170,610

Basic earnings per common share	$2.01	$1.78	$1.87

Diluted earnings per common share:
Net income	$294,935	$272,595	$319,545
Less income related to unvested restricted shares	(196)	(317)	(593)
Income available to common shareholders - Diluted	$294,739	$272,278	$318,952

Weighted-average common shares outstanding - Basic	146,541	153,134	170,610
Effect of dilutive stock options and restricted stock units	1,990	68	768
Weighted-average common shares outstanding - Diluted	148,531	153,202	171,378

Diluted earnings per common share	$1.98	$1.78	$1.86

12. SEGMENTS AND GEOGRAPHIC INFORMATION

In fiscal 2020 and fiscal 2019, we considered Michaels-U.S., Michaels-Canada and Darice to be our operating segments for purposes of determining reportable segments based on the criteria of ASC 280, Segment Reporting (“ASC 280”). In fiscal 2018, our operating segments also included Aaron Brothers and Pat Catan’s. We determined that Michaels-U.S., Michaels-Canada, Aaron Brothers and Pat Catan’s have similar economic characteristics and meet the aggregation criteria set forth in ASC 280. Therefore, we combine these operating segments into one reporting segment. Darice does not meet the materiality criteria in ASC 280 and, therefore, is not disclosed separately as a reportable segment. Our chief operating decision makers evaluate historical operating performance and forecast future periods’ operating performance based on operating income.

Our net sales by country and sales by product category are as follows (in thousands):

	Fiscal Year
	2020	2019	2018
Net Sales:
United States (1)	$4,757,829	$4,597,262	$4,783,903
Canada	513,283	474,775	488,041
Total	$5,271,112	$5,072,037	$5,271,944

Sales by Product Category:
General crafts	$2,495,675	$2,389,745	$2,604,905
Home décor and seasonal	1,146,921	1,167,418	1,230,054
Custom and ready-made framing	822,731	816,869	801,075
Papercrafting	805,785	698,005	635,910
Total	$5,271,112	$5,072,037	$5,271,944
(1)	In March 2018 we closed our Aaron Brothers stores and in January 2019 we closed our Pat Catan’s stores. For fiscal 2018, Pat Catan’s net sales totaled approximately $109.6 million and Aaron Brothers net sales totaled approximately $12.9 million. In the fourth quarter of fiscal 2020 we completed the liquidation of our Darice wholesale operations. For fiscal 2020, fiscal 2019 and fiscal 2018, Darice’s net sales totaled approximately $37.6 million, $79.9 million and $106.7 million, respectively.

Our total assets by country are as follows (in thousands):

	Fiscal Year (1)
	2020	2019
Total Assets:
United States	$4,192,094	$3,527,374
Canada	336,311	310,721
Total	$4,528,405	$3,838,095
(1)	In fiscal 2020, we recorded $28.8 million of impairment charges related to the closure of 13 underperforming stores and the relocation of our support center. In fiscal 2019, we wrote-off $42.7 million of assets in connection with impairment charges related to Darice and the closure of our Pat Catan’s stores.

Assets are categorized based on their geographic location. Certain assets located in the U.S. are also used to support our Canadian operations but are not allocated to Canada.

13. RETIREMENT PLANS

We sponsor a 401(k) Savings Plan for our eligible employees and certain of our subsidiaries. Participation in the 401(k) Savings Plan is voluntary and available to any employee who is at least 21 years of age and has completed three months of full-time service or one year of part-time service. Participants may elect to contribute up to 80% of their compensation on a pre-tax basis and up to 10% on an after-tax basis. Prior to January 1, 2021, we made a matching cash contribution to the account of each participant in an amount equal to 50% of the participant’s pre-tax contributions that do not exceed 6% of the participant’s compensation for the year. Matching contributions vest to the participants based on years of service, with 100% vesting after three years. Effective January 1, 2021, the plan was amended and we increased matching cash contributions to 100% of the participant’s pre-tax contributions that do not exceed 3% of the participant’s compensation for the year and 50% of the participant’s pre-tax contributions that do not exceed the next 2% of the participant’s compensation for the year. Matching contributions vest immediately. Our matching contribution expense was $5.3 million, $4.4 million and $4.8 million in fiscal 2020, fiscal 2019 and fiscal 2018, respectively.

We also sponsor a nonqualified deferred compensation plan for certain executives and other highly compensated employees. The deferred compensation plan provides participants with the opportunity to defer up to 75% of their base salary and up to 100% of their annual earned bonus. Participants are 100% vested in these deferrals and the associated investment returns. The Company does not currently make any matching cash contributions to the participant accounts. As of January 30, 2021 and February 1, 2020, liabilities associated with the deferred compensation plan, which are included in long-term other liabilities in the consolidated balance sheets, were $7.2 million and $5.4 million, respectively. The Company established a rabbi trust to fund the deferred compensation plan’s obligations. As of January 30, 2021 and February 1, 2020, assets of the rabbi trust, which consist primarily of mutual funds and are subject to the claims of our creditors, were $6.7 million and $5.3 million, respectively, and are included in other assets in the consolidated balance sheets.

14. RELATED PARTY TRANSACTIONS

During fiscal 2020, affiliates of, or funds advised by, The Blackstone Group, Inc. (“The Blackstone Group”) sold their remaining shares of the Company’s common stock. As a result of the sale, The Blackstone Group is no longer considered to be a related party. Payments made to The Blackstone Group during fiscal 2020 were not material to the consolidated financial statements. The Blackstone Group owned approximately 14% of our outstanding common stock as of February 1, 2020 and February 2, 2019.

The Blackstone Group owned a majority equity position in RGIS, a vendor we utilized to count our store inventory. Payments associated with this vendor during fiscal 2018 were $0.7 million and are included in SG&A in the consolidated statements of comprehensive income.

The Blackstone Group owned a majority equity position in ShopCore Properties, LP, Blackstone Real Estate DDR Retail Holdings III, LLC and Blackstone Real Estate RC Retail Holdings, LLC and had significant influence over Edens Limited Partnership, vendors we utilize to lease certain properties. Payments associated with these vendors during fiscal 2019 and fiscal 2018 were $10.0 million and $11.5 million, respectively. These expenses are included in cost of sales and occupancy expense in the consolidated statements of comprehensive income.

The Blackstone Group had significant influence over Blue Yonder, Inc. (formerly known as JDA Software Group, Inc.), a vendor we utilize for transportation and supply chain software. Payments associated with this vendor during fiscal 2019 and fiscal 2018 were $2.3 million and $3.0 million, respectively. These expenses are included in SG&A in the consolidated statements of comprehensive income.

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

Michaels Stores, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	January 30,	February 1,
ASSETS	2021	2020
Current assets:
Cash and equivalents	$1,193,597	$409,173
Merchandise inventories	1,007,043	1,097,109
Prepaid expenses and other current assets	70,861	92,601
Total current assets	2,271,501	1,598,883
Property and equipment, net	472,563	430,432
Operating lease assets	1,594,554	1,610,013
Goodwill	94,290	94,290
Other intangible assets, net	57,121	66,417
Other assets	37,594	37,146
Total assets	$4,527,623	$3,837,181

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$858,790	$476,298
Accrued liabilities and other	488,103	346,657
Current portion of operating lease liabilities	324,238	306,796
Current portion of long-term debt	16,700	24,900
Income taxes payable	27,313	41,236
Total current liabilities	1,715,144	1,195,887
Long-term debt	2,480,953	2,644,460
Long-term operating lease liabilities	1,378,394	1,357,821
Other liabilities	213,571	141,582
Total stockholders’ deficit	(1,260,439)	(1,502,569)
Total liabilities and stockholders’ deficit	$4,527,623	$3,837,181

Michaels Stores, Inc.

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Fiscal Year
	2020	2019	2018
Net sales	$5,271,112	$5,072,037	$5,271,944
Cost of sales and occupancy expense	3,315,035	3,199,780	3,248,276
Gross profit	1,956,077	1,872,257	2,023,668
Selling, general and administrative	1,388,744	1,303,350	1,350,371
Restructure and impairment charges	28,835	48,332	104,238
Store pre-opening costs	3,082	4,608	4,417
Operating income	535,416	515,967	564,642
Interest and other expense	172,938	156,682	146,572
Income before income taxes	362,478	359,285	418,070
Income taxes	66,119	85,995	97,751
Net income	$296,359	$273,290	$320,319

Other comprehensive income, net of tax:
Foreign currency and cash flow hedges	9,387	(8,273)	(10,898)
Comprehensive income	$305,746	$265,017	$309,421

Michaels Stores, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year
	2020	2019	2018
Cash flows from operating activities:
Net cash provided by operating activities	$1,231,022	$490,732	$443,275

Cash flows from investing activities:
Additions to property and equipment	(162,004)	(120,545)	(145,387)
Acquisition of intangible assets	—	(58,000)	—
Proceeds from sale of building	875	—	—
Net cash used in investing activities	(161,129)	(178,545)	(145,387)

Cash flows from financing activities:
Net repayments of debt	(1,145,950)	(558,100)	(380,300)
Net borrowings of debt	975,000	523,200	355,400
Payment of dividend to Michaels Funding, Inc.	(87,232)	(105,060)	(451,892)
Payment of debt refinancing costs	(26,812)	(8,162)	(1,117)
Other financing activities	(475)	—	—
Net cash used in financing activities	(285,469)	(148,122)	(477,909)

Net change in cash and equivalents	784,424	164,065	(180,021)
Cash and equivalents at beginning of period	409,173	245,108	425,129
Cash and equivalents at end of period	$1,193,597	$409,173	$245,108

16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Unaudited quarterly results of operations for fiscal 2020 and fiscal 2019 were as follows (in thousands, except per share data):

	Fiscal 2020
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$799,888	$1,148,170	$1,406,212	$1,916,842
Cost of sales and occupancy expense	578,066	805,658	824,496	1,106,815
Gross profit	221,822	342,512	581,716	810,027
Selling, general and administrative	281,341	289,053	373,193	447,032
Restructure and impairment charges (1)	—	—	9,388	19,447
Operating (loss) income (2)	(60,678)	53,273	198,951	341,994
Net (loss) income (3)	(63,505)	(7,757)	111,122	255,075
Diluted (loss) earnings per common share	$(0.43)	$(0.05)	$0.74	$1.72

	Fiscal 2019
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$1,093,720	$1,033,689	$1,222,021	$1,722,608
Cost of sales and occupancy expense	676,080	666,703	780,387	1,076,610
Gross profit	417,640	366,986	441,634	645,998
Selling, general and administrative	320,597	290,074	322,807	370,803
Restructure and impairment charges (4)	3,087	3,869	41,376	—
Operating income	92,730	71,300	76,049	274,957
Net income	37,691	24,547	28,705	181,651
Diluted earnings per common share	$0.24	$0.16	$0.19	$1.24
(1)	Includes impairment charges related to the 13 underperforming stores in the fourth quarter of fiscal 2020 and impairment charges related to operating lease assets and leasehold improvements primarily as a result of our decision to relocate our corporate offices in Irving, Texas in the third quarter of fiscal 2020.
(2)	Includes charges related to the liquidation of Darice totaling $52.5 million in the second quarter of fiscal 2020 and income of $6.8 million and $0.5 million in the third and fourth quarter of fiscal 2020, respectively.
(3)	In the third quarter of fiscal 2020, we a recorded a loss on the early extinguishment of debt of $22.0 million related to the refinancing of our amended and restated term loan credit facility.
(4)	During the first, second and third quarter of fiscal 2019, we recorded restructure charges of $3.1 million, $3.9 million and $1.3 million, respectively, related to the closure of our Pat Catan’s stores. The third quarter of fiscal 2019 also includes $40.1 million of impairment charges primarily related to our Darice wholesale business.

We report on the basis of a 52-week or 53-week fiscal year, which ends on the Saturday closest to January 31. Our interim periods each contain 13 weeks ending on the Saturday closest to April 30, July 31 and October 31.

17. SUBSEQUENT EVENT

On March 2, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with certain affiliates of Apollo Global Management (such affiliates, “Apollo”), pursuant to which Apollo will acquire the Company. Under the Merger Agreement, and upon the terms and subject to the conditions thereof, Apollo will commence a tender offer to acquire all outstanding shares of Michaels for $22.00 per share in cash. If certain conditions are satisfied and the offer closes, Apollo will acquire all remaining shares not tendered in the tender offer through a second-step merger at the same price.  The tender offer will initially remain open for twenty business days, subject to possible extension on the terms set forth in the Merger Agreement. The parties currently expect the acquisition to be completed during the first half of fiscal 2021. Apollo’s obligations to complete the acquisition are subject to certain customary closing conditions, including a majority of the outstanding shares of Michaels common stock having been tendered and not validly withdrawn, the expiration of a twenty-five day go-shop period, compliance with certain antitrust requirements in the United States and Canada, and the completion of a specified marketing period for Apollo’s debt financing of the offer price. The Merger Agreement also provides that the acquisition agreement may be terminated by us or Apollo under certain circumstances, and in certain specified circumstances upon termination of the Merger Agreement we will be required to pay Apollo a termination fee of up to $104 million. The anticipated acquisition of the Company by Apollo is described more fully in our Current Report on Form 8-K filed with the SEC on March 3, 2021. This summary of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement filed as Exhibit 2.1 to this Annual Report.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1

Agreement and Plan of Merger, dated as of March 2, 2021, among The Michaels Companies, Inc., Magic AcquireCo, Inc. and Magic MergeCo, Inc. (previously filed as Exhibit 2.1 to Form 8-K filed by the Company on March 3, 2021, SEC File No. 001-36501).

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

4.6	Description of Securities (filed herewith).

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

Exhibit Number	Description of Exhibit

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

10.9

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

10.10	Form of Director and Officer Indemnification Agreement (previously filed as Exhibit 10.29 to Form S-1 filed by the Company on June 9, 2014 SEC File No. 333-193000).

10.11*	The Michaels Companies, Inc. Equity Incentive Plan (previously filed as Exhibit 10.1 to Form 10-Q filed by Michaels Stores, Inc. on August 30, 2013, SEC File No. 001-09338).

10.12*

Form of Stock Option Agreement under The Michaels Companies, Inc. Equity Incentive Plan (previously filed as Exhibit 10.2 to Form 10-Q filed by Michaels Stores, Inc. on August 30, 2013, SEC File No. 001-09338).

10.13*	Amended and Restated 2014 Omnibus Long-Term Incentive Plan (previously filed as Exhibit 10.1 to Form S-1 filed by the Company on June 16, 2014, SEC File No. 333-193000).

Exhibit Number	Description of Exhibit
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

10.16*

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

10.18*

Form of Restricted Stock Unit Agreement under the Amended and Restated 2014 Omnibus Long-Term Incentive Plan (previously filed as Exhibit 10.3 to Form 10-Q filed by the Company on June 6, 2017, SEC File No. 001-36501).

10.19*

The Michaels Companies, Inc. Second Amended and Restated 2014 Omnibus Long-Term Incentive Plan (previously filed as Exhibit 10.1 to Form 8-k filed by the Company on June 8, 2017, SEC File No. 001-36501).

10.20*

Form of Restricted Stock Unit Agreement for Employees under the Second Amended and Restated 2014 Omnibus Long-Term Incentive Plan (previously filed as Exhibit 10.1 to Form 10-Q filed by the Company on December 7, 2018, SEC File No. 001-36501).

10.21*

The Michaels Companies, Inc. Third Amended and Restated 2014 Omnibus Long-Term Incentive Plan (previously filed as Exhibit 10.1 to Form 8-K filed by the Company on June 12, 2020, SEC File No. 001-36501).

10.22*	Form of Long-Term Cash Incentive Award Agreement (previously filed as Exhibit 10.1 to Form 8-K filed by the Company on April 14, 2020, SEC File No. 001-36501).

10.23*	Michaels Stores, Inc. Employees 401(k) Plan, effective March 1, 2009 (previously filed as Exhibit 10.30 to Form 10-K filed by Michaels Stores, Inc., on April 2, 2009, SEC File No. 001-09338).

10.24*	The Michaels Companies, Inc. Annual Incentive Plan (previously filed as Exhibit 10.14 to Form S-1 filed by the Company on June 2, 2014, SEC File No. 333-193000).

10.25*	Michaels Stores, Inc. Amended and Restated Officer Severance Pay Plan (previously filed as Exhibit 10.2 to Form 10-Q filed by the Company on September 3, 2020 SEC File No. 001-36501).

10.26*

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

Exhibit Number	Description of Exhibit

10.29*

Restricted Stock Award Agreements, dated March 18, 2013, by and between Michaels Stores, Inc. and Carl S. Rubin (previously filed as Exhibit 10.2 to Form 10-Q filed by Michaels Stores, Inc. on May 24, 2013, SEC File No. 001-09338).

10.30*

Stock Option Agreement, dated March 18, 2013, by and between Michaels Stores, Inc. and Carl S. Rubin (previously filed as Exhibit 10.1 to Form 10-Q filed by Michaels Stores, Inc. on May 24, 2013, SEC File No. 001-09338).

10.31*

Letter Agreement, dated February 28, 2019, by and among The Michaels Companies, Inc., Michaels Stores, Inc. and Mark Cosby (previously filed as Exhibit 10.1 to Form 8-K filed by the Company on February 28, 2019, SEC File No. 001-36501).

10.32*

Amendment to Letter Agreement, effective October 21, 2019, by and between Michaels Stores, Inc. and Mark S. Cosby (previously filed as Exhibit 10.3 to Form 10-Q filed by the Company on December 6, 2019, SEC File No. 001-36501).

10.33*

Second Amendment to the Letter Agreement, effective December 26, 2019, by and among Mark Cosby, The Michaels Stores, Inc. and The Michaels Companies, Inc. (previously filed as Exhibit 10.6 to Form 8-K filed by the Company on December 27, 2019, SEC File No. 001-36501).

10.34*	Letter Agreement, effective April 1, 2020, from the Company to Mark S. Cosby (previously filed as Exhibit 10.2 to Form 8-K filed by the Company on April 14, 2020, SEC File No. 001-36501).

10.35*

Form of Restricted Stock Award Agreement, by and between The Michaels Companies, Inc. and Mark S. Cosby (previously filed as Exhibit 10.30 to Form 10-K filed by the Company on March 17, 2020, SEC File No. 001-36501).

10.36*

Amended and Restated Restricted Stock Unit Agreement, effective December 26, 2019, by and between Mark Cosby and The Michaels Companies, Inc. (previously filed as Exhibit 10.5 to Form 8-K filed by the Company on December 27, 2019, SEC File No. 001-36501).

10.37*

Amended and Restated Non-Statutory Stock Option Agreement, effective December 26, 2019, by and between Mark Cosby and The Michaels Companies, Inc. (previously filed as Exhibit 10.4 to Form 8-K filed by the Company on December 27, 2019, SEC File No. 001-36501).

10.38*

Letter Agreement, dated December 26, 2019, by and among Ashley Buchanan, The Michaels Companies, Inc., and Michaels Stores, Inc. (previously filed as Exhibit 10.1 to Form 8-K filed by the Company on December 27, 2019, SEC File No. 001-36501).

10.39*

Non-Statutory Stock Option Agreement, by and between Ashley Buchanan and The Michaels Companies, Inc. (previously filed as Exhibit 10.2 to Form 8-K filed by the Company on December 27, 2019, SEC File No. 001-36501).

10.40*

Restricted Stock Unit Agreement, by and between Ashley Buchanan and The Michaels Companies, Inc. (previously filed as Exhibit 10.3 to Form 8-K filed by the Company on December 27, 2019, SEC File No. 001-36501).

10.41*

Form of Restricted Stock Award Agreement, by and between The Michaels Companies, Inc. and Philo T. Pappas (previously filed as Exhibit 10.36 to Form 10-K filed by the Company on March 17, 2020, SEC File No. 001-36501).

10.42	Letter Agreement, dated October 11, 2019, by and among The Michaels Companies, Inc. and certain investment funds affiliated with The Blackstone Group Inc. and Bain Capital Private Equity, L.P.

Exhibit Number	Description of Exhibit
(previously filed as Exhibit 10.1 to Form 8-K filed by the Company on October 11, 2019, SEC File No. 001-36501).

21.1	Subsidiaries of the Company (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certifications of Ashley Buchanan pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certifications of Michael F. Diamond pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 9, 2021	THE MICHAELS COMPANIES, INC.

	By:	/s/ Michael F. Diamond
Michael F. Diamond Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ashley Buchanan	Chief Executive Officer and Director	March 9, 2021
Ashley Buchanan	(Principal Executive Officer)

/s/ Michael F. Diamond	Executive Vice President and Chief Financial Officer	March 9, 2021
Michael F. Diamond	(Principal Financial Officer)

/s/ James E. Sullivan	Chief Accounting Officer and Controller	March 9, 2021
James E. Sullivan	(Principal Accounting Officer)

/s/ Mark S. Cosby	Director	March 9, 2021
Mark S. Cosby

/s/ Joshua Bekenstein	Director	March 9, 2021
Joshua Bekenstein

/s/ Ryan Cotton	Director	March 9, 2021
Ryan Cotton

/s/ Monte E. Ford	Director	March 9, 2021
Monte E. Ford

/s/ Karen Kaplan	Director	March 9, 2021
Karen Kaplan

/s/Matthew S. Levin	Director	March 9, 2021
Matthew S. Levin

/s/ John J. Mahoney	Director	March 9, 2021
John J. Mahoney

/s/James A. Quella	Director	March 9, 2021
James A. Quella

/s/ Beryl B. Raff	Director	March 9, 2021
Beryl B. Raff