Form 10-K/A
period 2021-01-30
Michaels Companies, Inc.
filed 2021-04-15
CIK 1593936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

As of April 5, 2021, 143,144,382 shares of The Michaels Companies, Inc.’s common stock were outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended January 30, 2021 of The Michaels Companies, Inc. (the “Company” or “Michaels”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2021 (the “Original Report”). The sole purpose of this Amendment is to include the information required by Items 10 through 14 of Part III of Form 10-K, which was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K.

Also included in this Amendment are (i) the signature page, (ii) certifications required of the principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002 and (iii) Item 15 of Part IV of Form 10-K, which has been restated in its entirety as set forth below to include the additional certifications and other exhibits. Because no financial statements are contained within this Amendment, this Amendment does not include certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as set forth in this Amendment, no other changes are made to the Original Report. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Report, nor does it modify or update in any way the disclosures contained in the Original Report, which speak as of the date of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report and the Company’s other SEC filings subsequent to the filing of the Original Report.

THE MICHAELS COMPANIES, INC.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

BOARD OF DIRECTORS

Set forth below is information concerning the members of the Board of Directors (the “Board”) of the Company, including their ages as of April 5, 2021, present principal occupations, other business experiences during at least the last five years, membership on committees of the Board, public company directorships held during the last five years and certain other directorships.

Name	Age	Director Since	Committee Membership
Josh Bekenstein	62	October 31, 2006	Compensation Committee
Ashley Buchanan	47	January 6, 2020	—
Mark S. Cosby	62	February 28, 2019	—
Ryan Cotton	42	December 8, 2017	Compensation Committee
Monte E. Ford	61	September 10, 2015	Audit Committee; Nominating and Governance Committee
Karen Kaplan	61	April 8, 2015	Audit Committee; Nominating and Governance Committee
Matthew S. Levin	55	October 31, 2006	Compensation Committee
John J. Mahoney	69	September 18, 2013	Audit Committee; Nominating and Governance Committee
James A. Quella	71	October 31, 2006	Compensation Committee
Beryl B. Raff	70	September 23, 2014	Compensation Committee

Mr. Bekenstein is Co-Chair of Bain, having joined Bain at its inception in 1984. Prior to joining Bain, Mr. Bekenstein spent two years at Bain & Company as a consultant, where he was involved with companies in a variety of industries. Mr. Bekenstein serves as a director of Bright Horizons Family Solutions, BRP Inc., Canada Goose Holdings Inc. and Dollarama Inc. Mr. Bekenstein received an M.B.A. from Harvard Business School and a B.A. from Yale University. Mr. Bekenstein has extensive experience with capital markets transactions and investments for public and private companies. Mr. Bekenstein’s experience as a senior executive of a leading alternative investment firm and as a director of companies in various business sectors makes him uniquely qualified to serve on our Board.

Mr. Buchanan became Chief Executive Officer on April 1, 2020. He initially joined the Company as President and Chief Executive Officer Designate and as a member of the Board of Directors, each effective January 6, 2020. Prior to joining the Company, Mr. Buchanan served in various roles of increased leadership and responsibility across Walmart Inc. (previously Walmart Stores, Inc.), most recently as Chief Merchant for Walmart U.S. eCommerce since July 2019. From February 2017 to July 2019, he also served as the Chief Merchant at Sam’s Club where he led a merchandising team and oversaw activities including assortment, private brand strategy, pricing, global sourcing, packaging, replenishment and supply chain. Mr. Buchanan has also served in a broad set of senior merchandising roles at Walmart Inc. since joining in 2007. Prior to his tenure at Walmart, Mr. Buchanan held a variety of positions in finance at Dell and spent five years at Accenture focused on the retail industry.

Mr. Cosby was named Interim Chief Executive Officer and member of the Board of Directors in February 2019. In October 2019, he was named Chief Executive Officer, before transitioning out of the role on April 1, 2020. Prior to joining the Company, Mr. Cosby served as President, North America for Office Depot from July 2014 until December 2016. From September 2011 to November 2013, Mr. Cosby served as President, Retail at CVS Caremark Corporation, where he was responsible for all aspects of the $65 billion retail business, including 7,600 retail stores, 19 distribution centers, retail merchandising, supply chain, marketing, real estate and store pharmacy operations. Prior to CVS, Mr. Cosby spent five years at Macy’s, Inc., where he served in a number of executive roles, including President, Stores from April 2009 to August 2011. Prior to Macy’s, Inc., Mr. Cosby served as President, Full-line Stores at Sears, Roebuck & Company and Chief Operating Officer and Chief Development Officer at YUM! Brands, Inc. Mr. Cosby serves on the Board of Directors of 2nd Swing, a specialty retailer and online seller of new and used golf equipment and accessories.

Mr. Cotton is a Managing Director of Bain, having joined in 2003. He currently serves on the Board of Directors of Canada Goose Holdings Inc., as the chair of the Nominating and Governance Committee and as a member of its Compensation Committee. He also serves on the boards of private companies, including Blue Nile Inc., Maesa, Varsity Brands and Virgin Voyages. Mr. Cotton also currently serves on the board of directors and board of trustees for City Year New York and St. Mark’s School of Texas, respectively. Mr. Cotton received his B.A. from Princeton University and received an M.B.A. from Stanford University. Mr. Cotton adds value to our Board through his extensive retail experience and prior public and private board service.

Mr. Ford is currently the Principal Partner at the CIO Strategy Exchange, an organization of the top 50 sitting Chief Information Officers in business. From February 2012 until September 2013, he was the Chief Executive Officer of Aptean Software Corporation, a provider of enterprise application software. Prior to joining Aptean, he served as Senior Vice President and Chief Information Officer of American Airlines, Inc. from December 2000 through December 2011. Mr. Ford currently sits on the board of directors of Akamai Technologies, Inc., a leading internet network and security company where he serves on the Compensation Committee and Nominating and Corporate Governance Committee, and Iron Mountain Incorporated, a storage and information management company where he serves on the Compensation Committee and Risk and Safety Committee. Mr. Ford’s diverse leadership experience as well as extensive background in Information Technology make him a valuable contributor to our Board.

Ms. Kaplan has served as Chairman and Chief Executive Officer of Hill Holliday, Inc., one of the nation’s largest advertising agencies, since 2013, and has served in various roles for Hill Holliday since 1982. Ms. Kaplan is a Trustee of Fidelity Investments, a multinational financial services corporation, where she serves on the Audit and Compliance Committee and Nominating and Governance Committee. Ms. Kaplan was previously a member of the board of directors of each of Vera Bradley, Inc. and DSM USA Insurance Company, Inc. Ms. Kaplan holds a B.A. from the University of Massachusetts. Ms. Kaplan’s significant marketing and branding experience, as well as her strong tactical and financial background, allow her to provide valuable insight and make important contributions to our Board.

Mr. Levin retired as a Senior Advisor for Bain in September 2019, a role that he held since 2016. From 2001 through 2015, Mr. Levin was a Managing Director of Bain in Bain’s Private Equity business. Prior to joining Bain in 1992, Mr. Levin was a consultant at Bain & Company where he consulted in the consumer products and manufacturing industries. Mr. Levin received an M.B.A from Harvard Business School where he was a Baker Scholar, and a B.S. from the University of California Berkeley. Mr. Levin’s significant experience in and knowledge of corporate finance and managing companies put him in a position to provide important contributions to our Board.

Mr. Mahoney retired as Vice Chairman of Staples, Inc. in July 2012, having served as Vice Chairman since January 2006. Mr. Mahoney also served as Chief Financial Officer for Staples, Inc. from 1996 through January 2012. Prior to 1996, Mr. Mahoney was a partner at Ernst & Young, LLP. He currently serves on the Board of Directors of Bloomin’ Brands, Inc., Burlington Stores, Inc. and Chico’s FAS, Inc. In addition to serving on the Audit Committees of each of Bloomin’ Brands, Inc. and Chico’s FAS, Inc., Mr. Mahoney also serves on the Nominating and Governance Committee of Bloomin’ Brands, Inc. and the Compensation Committees of both of Burlington Stores, Inc. and Chico’s FAS, Inc. Previously, Mr. Mahoney served on the Board of Directors of Advo, Inc. and Zipcar, Inc. Mr. Mahoney holds an M.B.A. from Northeastern University, as well as an undergraduate degree from the College of the Holy Cross. Mr. Mahoney’s strong financial background and experience as a Vice Chairman and former Chief Financial Officer of a Fortune 500 retail company enables him to provide valuable counsel to our management and Board.

Mr. Quella was named Chairman of the Board in April 2019, having previously served as Lead Independent Director since November 2018. Mr. Quella retired as a Senior Managing Director, Senior Operating Partner and co-head of the Portfolio Operations Group at Blackstone in the Private Equity Group in June 2014, having served in these roles since 2003. Mr. Quella received a B.A. in International Studies from The University of Wisconsin-Madison and an M.B.A. with Dean’s Honors from the University of Chicago Graduate School of

Business. Mr. Quella serves as a director of Dun and Bradstreet Corporation and FGL Holdings, and serves on the Compensation Committees of FGL Holdings, the Audit Committee of Dun and Bradstreet Corporation and the Nominating and Corporate Governance Committee of FGL Holdings. Mr. Quella was formerly a director of Allied Waste, Catalent Pharma Solutions, Inc., Columbia House, Celanese Corporation, DJO Global, Inc., Freescale Semiconductor, Inc., Graham Packaging Company, L.P., Houghton Mifflin Harcourt Company, Intelenet Global Services, Lionbridge Technologies, Inc., The Nielsen Company and Vanguard Health Systems, Inc. Due to contributions that Mr. Quella can provide to our Board resulting from his financial expertise, as well as his significant experience in working with companies transitioning from control by private equity sponsors, he is qualified to be on and is an asset to our Board.

Ms. Raff has been Chief Executive Officer and Chairman of Helzberg Diamond Shops, Inc., a wholly owned subsidiary of Berkshire Hathaway Inc., since April 2009. From 2001 to 2009, and prior to joining Helzberg, Ms. Raff served in various management positions at J. C. Penney Company, Inc., most recently as Executive Vice President and General Merchandising Manager since September 2005. Prior to joining J.C. Penney, Ms. Raff served as Chairman and CEO of Zale Corporation. Ms. Raff is a director of Helen of Troy, Ltd., and serves on its Audit Committee. Ms. Raff was previously a director of Group 1 Automotive, Inc., Jo-Ann Stores, Inc., The Make-A-Wish Foundation and Zale Corporation. Ms. Raff received her B.B.A. from Boston University and her M.B.A. from Drexel University. Ms. Raff adds value to our Board through her extensive experience in operating and managing large retail companies, as well as her prior public board service.

AUDIT COMMITTEE

We have an Audit Committee of the Board. The purpose of the Audit Committee is to assist the Board in fulfilling the Board’s oversight responsibilities with various aspects of the Company’s business, including but not limited to the integrity of the Company’s financial statements and the Company’s compliance with legal and regulatory requirements. The Audit Committee’s primary duties and responsibilities are to:

•

appoint, compensate, retain and oversee the work of any registered public accounting firm engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services and review and appraise the audit efforts of our independent accountants;

•

establish procedures for (i) the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters and (ii) confidential and anonymous submissions by our employees of concerns regarding questionable accounting or auditing matters;

•	determine funding of various services provided by accountants or advisers retained by the committee;

•	review our financial reporting processes and internal controls;

•	review and approve related-party transactions or recommend related-party transactions for review by independent members of our Board; and

•	provide an open avenue of communication among the independent accountants, financial and senior management and the Board.

The Audit Committee consists of Mr. Ford, Ms. Kaplan and Mr. Mahoney, each of whom has been determined to be an independent director by our Board. Mr. Mahoney, the Audit Committee Chair, is also an “audit committee financial expert” within the meaning of Item 407 of Regulation S-K. A copy of the Audit Committee charter can be found by clicking on “Governance” in the Investor Relations section of our website www.michaels.com. The Audit Committee met eight times in our fiscal year ended January 30, 2021 (“fiscal 2020”).

CODE OF BUSINESS ETHICS AND CONDUCT

We have adopted a written Code of Business Ethics and Conduct (the “Code of Ethics”) that applies to our directors, officers and employees, including our executive officers, and is designed to ensure that our business is conducted with integrity. The Code of Ethics covers professional conduct, conflicts of interest, the protection of confidential information, as well as adherence to laws and regulations applicable to the conduct of our business. A copy of the Code of Ethics is posted on our website, at www.michaels.com. We intend to disclose any future amendments to, or waivers from, the Code of Ethics for our executive officers within four business days of the waiver or amendment through a website posting or by filing a Current Report on Form 8-K with the SEC.

EXECUTIVE OFFICERS

Our current executive officers, their ages as of April 5, 2021, and their business experience during at least the past five years are set forth below.

Name	Age	Position
Ashley Buchanan	47	Chief Executive Officer
Michael Diamond	39	Executive Vice President – Chief Financial Officer
Tim Cheatham	57	Executive Vice President – General Counsel, Chief Compliance Officer and Secretary
J. Robert Koch	56	Executive Vice President – Real Estate and Artistree
James E. Sullivan	57	Senior Vice President – Chief Accounting Officer and Controller
P. Joseph Venezia	57	Executive Vice President – Chief Operating Officer, Stores
Hsiao Wang	48	Executive Vice President – Chief Information Officer
Brynn Evanson	51	Executive Vice President – Chief Human Resources Officer

Effective September 16, 2020, Vidya Jwala resigned from his role as the Company’s Chief Customer Officer.

See “Board of Directors” above for a description of Mr. Buchanan’s business experience.

Mr. Diamond was named Executive Vice President – Chief Financial Officer in September 2020. Prior to joining the Company, Mr. Diamond served in various roles at Pizza Hut. He was Chief Financial Officer of Pizza Hut U.S. from December 2017 to August 2020; previously, he was Chief Growth Officer of Pizza Hut U.K. and Europe from January 2017 to December 2017, Chief Financial Officer of Pizza Hut Europe from February 2016 to December 2016 and Director of Strategic Planning from May 2014 to February 2016. In these roles, he was responsible for financial planning and analysis, business analysis, strategy and new unit development.

Mr. Cheatham was named Executive Vice President – General Counsel, Chief Compliance Officer and Secretary in April 2020. Prior to joining the Company, Mr. Cheatham served in various roles of legal leadership at Walmart, most recently as Senior Vice President – General Counsel of Walmart U.S. From March 2015 to March 2020, Mr. Cheatham served in that role on the executive team and led the legal function of the U.S. business unit. He also served as Senior Vice President and General Counsel, Walmart International from February 2011 to March 2015 and Vice President and General Counsel over Information Technology, Intellectual Property and Walmart.com from March 2004 to February 2011. In addition to his 16-year tenure at Walmart, Mr. Cheatham has extensive in-house and private practice experience.

Mr. Koch was named Executive Vice President – Stores and Development in May 2018 and moved to a new role as Executive Vice President – Real Estate and Artistree in January 2021. Prior to joining the Company, Mr. Koch served as Executive Vice President of Business Development at Office Depot, Inc. from August 2017 to May 2018, after having served as Senior Vice President of Real Estate at Office Depot since December 2013. In his 20 years with Office Depot, he has held various key leadership positions in both Finance and Operations, including Senior Vice President, Merchandising; Senior Vice President, Real Estate, Construction and Strategy; Vice President, North American Finance; and Vice President of Financial Planning and Corporate Development. Prior to joining Office Depot in 1994, Mr. Koch held various positions in the corporate finance division of Blockbuster Entertainment.

Mr. Sullivan has served as the Company’s Chief Accounting Officer and Controller since November 2015. In June 2014, he joined the Company as Vice President — Finance from June 2014 to December 2014 and served as Vice President — Chief Accounting Officer and Controller of the Company from December 2014 to November 2015. He was designated the principal financial officer, on an interim basis, on February 2, 2020. Prior to joining the Company, Mr. Sullivan served as the Vice President – Controller and Chief Accounting Officer of Zale Corporation.

Mr. Venezia was named Executive Vice President – Chief Operating Officer, Stores in January 2021. Prior to joining the Company, Mr. Venezia served as President of Bridgestone Retail Operations, LLC since June 2017, where he was responsible for oversight of all retail business for 2,200 locations of Firestone Complete Auto Care, Tires Plus, Hibdon Tires Plus and Wheel Works Stores. His focus was to drive efficiency, profitability, and increased customer count. He also served as EVP – Global Operations of Toys “R” Us and Babies “R” Us” from February 2014 to May 2017, where he was responsible for stores and store operations globally. Prior to joining Toys “R” Us, Mr. Venezia joined Kangaroo Express in 2012 where he was Senior Vice President and Head of Stores, Operations, Retail Stores and Restaurants. In 2012 he served as president for TitleMax. He previously served as Division President for Walmart.

Mr. Wang was named Executive Vice President – Chief Information Officer in June 2020. Prior to joining the Company, Mr. Wang served as Chief Technology Officer of Shenzhen SMHQ Technologies, Ltd. from 2018 to 2020, where he was responsible for design and development of information systems, oversight of data security and management, and construction of a technology roadmap for future systems infrastructure. Prior to joining Shenzhen SMHQ Technologies, Ltd., Mr. Wang held various roles with Walmart from 2002 to 2018 where he ended his career there as Senior Vice President, Chief Technology Officer, Sam’s Club following his appointment to that position in 2017 and previous service as Vice President, Global Analytics and Decision Platforms in August 2016. His responsibilities in these roles included leading Walmart China’s system design and implementation for all retail and infrastructure needs including data security management and development of a technology roadmap for future development. As head of Walmart’s Global Analytics and Decision Platforms, Mr. Wang developed software systems to enable business leaders to identify opportunities for future operational and financial improvements. Prior to joining Walmart in 2002, Mr. Wang held various roles at Finlay, Inc. and Media Service Group.

Ms. Evanson was named Executive Vice President – Chief Human Resources Officer on February 8, 2021. Prior to joining the Company, Ms. Evanson was Executive Vice President – Chief Human Resources Officer at JCPenney, where she was responsible for establishing productive organizational culture, talent acquisition and retention, executive pay, performance management, organization design and employee relations. Ms. Evanson joined JCPenney in 2009. In April 2013, Ms. Evanson was appointed Executive Vice President – Chief Human Resources Officer. In 2010, Ms. Evanson was appointed Vice President – Compensation, Benefits, and HRIS. She previously served as Director – Compensation. Prior to joining JCPenney, Ms. Evanson was Director of Executive Compensation and Retirement at Target Corporation.

ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis and the executive compensation discussion and tables that immediately follow describe the objectives, strategy and elements of our compensation program as applied to our executive officers for fiscal 2020. These individuals, referred to herein as our “Named Executive Officers” are:

•	Ashley Buchanan, Chief Executive Officer (previously President and Chief Executive Officer Designate);

•	Mark S. Cosby, former Chief Executive Officer;

•	Michael Diamond, Executive Vice President – Chief Financial Officer;

•	James E. Sullivan, Senior Vice President – Chief Accounting Officer and Controller (previously interim principal financial officer);

•	Hsiao Wang, Executive Vice President – Chief Information Officer

•	J. Robert Koch, Executive Vice President – Real Estate and Artistree

•	Tim Cheatham, Executive Vice President – General Counsel, Chief Compliance Officer and Secretary

Fiscal 2020 Overview

Our fiscal 2020 performance included the following:

•	Net sales of $5,271.1 million, a 3.9% increase compared to last year;

•	Comparable store sales increased 4.8%;

•	We reported operating income of $534 million, an increase of 3.6% from the prior year and net income of $294.9 million, an increase of 8.2% from the prior year; and

•

We issued $375 million of senior secured notes that mature on October 1, 2027. We used the proceeds from the issuance of these notes, together with cash on hand, to voluntarily pay down $500.1 million of our then outstanding term loan credit facility and extended the due date for our term loan credit facility to October 1, 2027.

Fiscal 2020 Compensation Highlights

The compensation program for our Named Executive Officers is driven by the need to recruit, develop, motivate, and retain top talent both in the short- and long-term and also align the interests of our Named Executive Officers and stockholders. Key actions taken in fiscal 2020 included:

•

Chief Executive Officer Transition. During fiscal 2020, we experienced leadership transition, including in the Chief Executive Officer role. The Board believes these changes reposition the Company for long-term successful performance.

•

Mr. Buchanan currently serves as our Chief Executive Officer, after joining the Company as President and Chief Executive Officer Designate in January 2020, then becoming Chief Executive Officer on April 1, 2020. Mr. Buchanan receives an annualized base salary of $1,202,000. In fiscal 2020, he became eligible for participation in The Michaels Companies, Inc. Annual Incentive Plan (the “Annual Plan”), with a target and maximum annual bonus of 125% and 250% of base salary, respectively. During fiscal 2021, he will become eligible to receive equity awards under the Company’s annual equity grant program.

•

Mr. Cosby served as Chief Executive Officer during a portion of fiscal 2020, ending upon Mr. Buchanan’s appointment as Chief Executive Officer, effective April 1, 2020. Mr. Cosby played an active and engaged role in transitioning Mr. Buchanan into the Chief Executive Officer role and continues to serve on the Board and as a Senior Advisor to the Company. As Chief Executive Officer, Mr. Cosby’s annualized base salary was $1,202,000, and he was eligible to receive a bonus for fiscal 2020 under the Annual Plan, based on the Company’s financial performance.

•

Principal Financial Officer Transition. Mr. Diamond was appointed Chief Financial Officer of the Company, effective September 1, 2020. Mr. Diamond receives an annualized base salary of $635,000. In connection with his appointment, he also received a signing bonus of $250,000 and a grant of restricted stock units valued at $750,000. In fiscal 2020, he became eligible for participation in the Annual Plan, with a target and maximum annual bonus of 70% and 140% of base salary, respectively (pro rata based on time actually served). During fiscal 2021, he will become eligible to receive equity awards under the Company’s annual equity grant program. Mr. Sullivan, who served as interim principal financial officer during a portion of fiscal 2020, received an increase in his base salary to $370,000 in connection with his assumption of the interim role.

•	Base Salaries. During fiscal 2020, certain named executive officers were granted a base salary increase, as described under “Base Salaries” below.

•	Signing Bonuses. During fiscal 2020, we granted Mr. Diamond a signing bonus of $250,000 in recognition of certain future payments he forfeited upon leaving his prior employer.

•	Annual Long-Term Incentive Compensation. During fiscal 2020, the Compensation Committee issued to certain named executive officers restricted stock unit grants that vest over four years.

•

Cash-Based Incentive Compensation. Also during fiscal 2020, the Compensation Committee issued to certain named executive officers long-term performance-based cash incentive grants and long-term time-based cash incentive grants that vest over four years.

Compensation Program

The principal objectives of our compensation program are:

•	attracting and retaining highly qualified individuals whose contributions to Michaels result in us meeting or exceeding our financial and strategic goals;

•	motivating officers to achieve exceptional levels of operating and financial performance; and

•	aligning officer interests with the long-term goals of our stockholders.

For fiscal 2020, the total compensation for our Named Executive Officers, consisted of three main components: base salary, annual cash incentive bonuses and long-term equity-based and cash-based incentive compensation awards. The strategy of our annual cash incentive compensation program is to provide higher annual cash incentive compensation for exceptional corporate and business financial performance. We also believe that by placing a significant equity opportunity in the hands of executives who are capable of driving and sustaining longer-term growth, our stockholders will benefit along with the executives who helped create stockholder value. During fiscal 2020, certain Named Executive Officers were granted long-term cash awards in lieu of a portion of their fiscal 2020 equity awards due to concerns about the Company’s equity burn rate and the low price of the Company’s common stock at the time of the annual grant.

Compensation Strategy: Policies and Procedures

Role of Compensation Committee and Chief Executive Officer in Compensation Decisions

The Compensation Committee reviews and recommends to the Board for approval the compensation for all executive officers at the level of Executive Vice President and above. The Board is ultimately responsible for determining the compensation of our executive officers at the level of Executive Vice President and above, which includes our Named Executive Officers. Both the Compensation Committee and the Board receive recommendations from senior management with respect to compensation-related decisions regarding our executive officers, other than the Chief Executive Officer.

In determining compensation levels for the executive officers, the Compensation Committee considers:

• the scope of an individual’s responsibilities; • the competitive market salary at comparable companies; • an individual’s performance and prior experience;	• the performance of the Company; and • the attainment of planned financial and strategic initiatives.

These factors are evaluated by the Compensation Committee and the Board, with the attainment of planned financial and strategic initiatives given greater weight with respect to executive bonuses. The Compensation Committee considers overall past compensation and incentives in determining the compensation of executive officers and seeks to assure that the executives have appropriate incentives to achieve high levels of Company performance. Through its members’ involvement in other companies, the Compensation Committee also has experience evaluating compensation programs for executive officers.

Competitive market data and use of compensation consultants

On behalf of the Compensation Committee, the Company previously engaged Korn Ferry as executive compensation consultant to the Compensation Committee. Korn Ferry served in that capacity until August 2020 when the Compensation Committee appointed Frederic W. Cook (“FW Cook”), a compensation consulting firm, as executive compensation consultant to the Compensation Committee. As part of the fiscal 2020 compensation review process, Korn Ferry provided market survey data on executive total compensation levels and general information regarding executive compensation practices in our industry to the Compensation Committee. Korn Ferry used a variety of factors, including company revenue, profitability, other financial metrics, type of retail business, and competition for executive talent, to evaluate the Company’s peer group. Following the evaluation, Korn Ferry developed, and our Compensation Committee approved, the following companies as our peer group for fiscal 2020:

Advance Auto Parts, Inc. American Eagle Outfitters, Inc. Big Lots, Inc. Burlington Stores Inc. Dick’s Sporting Goods, Inc.	Designer Brands, Inc. Foot Locker Retail, Inc. The ODP Corporation Party City Holdco Inc. Sally Beauty Holdings, Inc.	Signet Jewelers Limited Tractor Supply Company Ulta Beauty, Inc. Urban Outfitters, Inc. Williams—Sonoma, Inc.

The Compensation Committee used our fiscal 2020 peer group to assess the appropriateness of the following key components of our Named Executive Officers’ compensation: base salary, annual cash bonuses and long-term equity incentives. The Compensation Committee also considered retail industry survey data provided by Korn Ferry and information gathered through its members’ involvement in other companies for purposes of setting the fiscal 2020 compensation for the Named Executive Officers (other than the Chief Executive Officer). The Compensation Committee has requested that FW Cook provide other periodic market data on our peer group of companies for purposes of reviewing our compensation programs or making executive compensation decisions for fiscal year 2021.

COMPENSATION ELEMENTS

Base Salaries

Base salaries for our executive officers are established based on the scope of their responsibilities, individual performance and prior experience, the Company’s operating and financial performance and the attainment of planned financial and strategic initiatives. Base salaries are reviewed and adjusted annually as deemed appropriate by the Compensation Committee and the Board, as applicable, based on performance and business results, among other factors.

The recommendations made by the Compensation Committee and subsequent Board approvals also consider:

•	the advice of the Compensation Committee’s consultant regarding competitive market compensation paid by companies for similar positions;

•	the compensation levels needed to attract and retain highly qualified individuals who make contributions that result in Michaels meeting its operating and financial goals; and

•	the knowledge of the members of the Compensation Committee.

In March 2020, the Compensation Committee reviewed recommendations regarding fiscal 2020 annual base salary rates for the executive officer group based on the criteria set forth under “Compensation Strategy: Policies and Procedures.” Merit guidelines for fiscal 2020 were determined by reviewing surveys of market data provided by Korn Ferry, as well as giving consideration to the Company’s overall budget for team member compensation. The Compensation Committee also reviewed the Company’s financial results for fiscal 2019. Annual base salary rates for Named Executive Officers for fiscal 2019 and 2020, are shown below.

Name	2019 Base Salary ($)	2020 Base Salary($)
Ashley Buchanan (1)	1,200,000	1,202,000
Mark S. Cosby (2)	1,202,000	450,000
Michael Diamond (3)	—	635,000
James E. Sullivan (4)	355,300	370,000
Hsiao Wang(5)	—	500,000
J. Robert Koch (6)	464,000	472,027
Tim Cheatham(7)	—	410,000

(1)

Mr. Buchanan joined the Company as President and Chief Executive Officer Designate on January 6, 2020 and became the Chief Executive Officer on April 1, 2020. Pursuant to Mr. Buchanan’s employment agreement, his base salary was set at $1,200,000 and was subsequently increased by the Compensation Committee to $1,202,000 in fiscal 2020.

(2)

Mr. Cosby joined the Company in February 2019 as Interim Chief Executive Officer and transitioned to the role of Chief Executive Officer on October 21, 2019. Pursuant to Mr. Cosby’s employment agreement, his base salary was set at $1,202,000. Mr. Cosby transitioned out of his role as Chief Executive Officer on April 1, 2020 and continued to serve the Company as a Senior Advisor and as a director. At that time his base salary was reduced to $450,000.

(3)	Mr. Diamond joined the Company as Chief Financial Officer on September 1, 2020. Pursuant to Mr. Diamond’s offer letter, his initial annualized base salary was set at $635,000.
(4)

Mr. Sullivan served as interim principal financial officer of the Company from February 2, 2020 until Mr. Diamond’s appointment. In connection with his assumption of the interim role, he received an increase in his annual base salary from $355,300 to $370,000, effective February 9, 2020.

(5)	Mr. Wang joined the Company in June 2020 as Executive Vice President – Chief Information Officer. Pursuant to Mr. Wang’s offer letter, his initial annualized base salary was set at $500,000.
(6)

Mr. Koch joined the Company in May 2018 as Executive Vice President – Stores and Development. Upon Mr. Venezia’s appointment in January 2021, Mr. Koch was appointed Executive Vice President – Real Estate and Artistree. Pursuant to a salary adjustment agreement, Mr. Koch’s base salary was set at $464,000 for 2019, and was subsequently increased to $472,027 in fiscal 2020.

(7)	Mr. Cheatham joined the Company in April 2020 as Executive Vice President – General Counsel. Pursuant to Mr. Cheatham’s offer letter, his initial annualized base salary was set at $410,000.

Annual Bonuses

Since fiscal 2015, annual cash award opportunities for executive officers, including our Named Executive Officers, and other key team members have been granted under the Annual Plan. The Annual Plan provides financial incentives to these individuals and those other members of management who are in positions to make important contributions to the success of Michaels. The structure of the fiscal 2020 bonus plan, including the bonus targets and the specific objectives relating to bonus payments were proposed by the Chief Financial Officer and Chief Human Resources Officer and were reviewed by the Compensation Committee in consultation with Korn Ferry. In March 2020, the Compensation Committee recommended that the Board approve the fiscal 2020 bonus targets and performance criteria for executive officers under the Annual Plan, which the Board subsequently approved (the “2020 Bonus Plan”). Shortly after the approval of the 2020 Bonus Plan, in March 2020, the COVID-19 worldwide pandemic brought about significant changes to the Company’s operation and resulting revenues. In August 2020, the Compensation Committee, in consultation with FW Cook, revised the 2020 Bonus Plan to revise the performance targets and performance metrics as set forth below.

Under the 2020 Bonus Plan, before any business unit payout would be earned, the Company was required to meet the performance threshold established by the Compensation Committee based on a financial objective (EBIT), which if met would result in the bonuses being earned at approximately 50% of target. The Compensation Committee also instituted a maximum payout level of 125% of target, instead of the previous 200% of target. Each participating Named Executive Officer was entitled to a bonus equal to a certain percentage of that executive officer’s base salary, depending on the achievement of the threshold, target or maximum performance level. The Compensation Committee set threshold, target and maximum performance levels for all participating executive officers of the Company. The final award depended on the actual level of performance achieved; however, the Compensation Committee retained the right to make adjustments in its sole discretion. The Compensation Committee and the Board believed the performance levels to be reasonably achievable in view of Michaels historical annual performance. In the Compensation Committee’s view, taking into account comparative data provided to the Compensation Committee by FW Cook, the compensation payable to the participating Named Executive Officers upon reaching target levels of performance, when added to their base salaries, should create a level of total cash compensation competitive with that paid by comparable companies for similar positions. Additional information regarding the targets and objectives is set forth below.

For fiscal 2020 annual bonuses, the threshold, target and maximum percentages of base salary, as well as the bonus element weightings, as adjusted in August 2020, for each of the Named Executive Officers were as follows:

	Percentage of Base Salary
	Threshold of 50% of target	Target	Maximum of 125% of target	Bonus Element Weighting Overall Company EBIT Performance
Ashley Buchanan	62.5%	125%	156.25%	100%
Mark S. Cosby(1)				100%
Michael Diamond	35.0%	70%	87.50%	100%
James E. Sullivan	20.0%	40%	50.00%	100%
Hsiao Wang	32.5%	65%	81.25%	100%
J. Robert Koch	32.5%	65%	81.25%	100%
Tim Cheatham	32.5%	65%	81.25%	100%

(1)

For the portion of fiscal 2020 Mr. Cosby served as CEO (from February 2, 2020 until March 31, 2020), Mr. Cosby was eligible to earn an annual bonus with a bonus target of 125% of base salary, pro-rated for the portion of fiscal 2020 he served as CEO. For the portion of fiscal 2020 he served as Senior Advisor (April 1, 2020 through the end of fiscal 2020), Mr. Cosby was eligible to earn an annual bonus of $330,000, pro-rated for the portion of fiscal 2020 he served as Senior Advisor.

Company Financial Measures

At the beginning of fiscal 2020, the Compensation Committee established, and the Board approved, the EBIT threshold for bonuses under the 2020 Bonus Plan at $482.5 million, with a target level of $558 million, and a maximum of $705.3 million. However, due to the COVID-19 worldwide pandemic, the Compensation Committee in August 2020 revised the EBIT threshold for bonuses under the 2020 Bonus Plan at $190 million, with a target level of $418 million, and a maximum of $465.4 million, with the maximum payout percentage capped at 125%, reduced from the original maximum payout of 200%. In March 2021, the Compensation Committee reviewed the Company’s financial results and determined that for fiscal 2020, the Company achieved adjusted EBIT financial performance of $594.7 million, which exceeded the maximum payout level. As a result, each Named Executive Officer earned a maximum bonus under the 2020 Bonus Plan, capped at 125% of their target bonus percentage.

Actual Bonus Payouts for Fiscal 2020

	Percentage of Base Salary
	Target	Maximum at 125% of target	Actual fiscal 2020 Bonus Paid
Ashley Buchanan	125%	156.25%	$1,878,125
Mark S. Cosby (1)			$574,866
Michael Diamond (2)	70%	87.50%	$232,019
James E. Sullivan	40%	50.00%	$185,000
Hsiao Wang (3)	65%	81.25%	$272,321
J. Robert Koch	65%	81.25%	$383,522
Tim Cheatham(4)	65%	81.25%	$278,214

(1)

For the portion of fiscal 2020 that Mr. Cosby served as CEO (from February 2, 2020 until March 31, 2020), Mr. Cosby was eligible to earn an annual bonus with a bonus target of 125% of base salary, threshold of 62.5% and maximum of 156.25% of his base salary, pro-rated for the portion of the year he served as CEO. For the portion of fiscal 2020 he served as Senior Advisor (April 1, 2020 through the end of fiscal 2020), Mr. Cosby was eligible to earn an annual bonus of $330,000, pro-rated for the number of days that Mr. Cosby served as Senior Advisor during fiscal 2020. His pro-rated bonus for the portion of the year he served as CEO was $299,262, and his pro-rated bonus for the portion of the year he served as Senior Advisor was $275,604. His total bonus for the fiscal year was $574,866.

(2)	Mr. Diamond’s bonus payout was pro-rated for the portion of year which he was employed by the Company.
(3)	Mr. Wang’s bonus payout was pro-rated for the portion of the year which he was employed by the Company.
(4)	Mr. Cheatham’s bonus payout was pro-rated for the portion of the year which he was employed by the Company.

For more information with respect to annual bonus amounts paid to our Named Executive Officers, please see “Executive Compensation – Summary Compensation Table.”

Fiscal 2020 Signing Bonuses

To recruit Mr. Diamond to join the Company, Mr. Diamond was paid a signing bonus of $250,000. If Mr. Diamond resigns from the Company or is terminated for misconduct on or before September 1, 2022, he is required to reimburse the full amount of the signing bonus to the Company.

Long-Term Equity-Based Compensation

On June 10, 2020, the Company’s stockholders approved the Third Amended and Restated 2014 Omnibus Long-Term Incentive Plan (as amended and restated, the “Restated Plan”). From and after the time of such approval, all equity-based awards, including awards to our Named Executive Officers, have been and will be granted under the Restated Plan.

Equity awards granted by the Company are intended to align the long-term incentives of our Named Executive Officers and stockholders. Target long-term incentive values for awards granted in fiscal 2020 were based on market data for comparable roles provided by Korn Ferry (or FW Cook after August 2020). This award value is then converted into a number of shares based on the Company’s stock price on the grant date. Since 2016, the Company has issued a combination of annual option and restricted stock unit grants that vest over four years. During fiscal 2020, however, only restricted stock units were granted to the Named Executive Officers.

Long-Term Cash-Based Compensation

Out of concern for the Company’s equity burn rate and the lower price at which its common stock was then trading, the Compensation Committee determined that all annual long-term incentive awards for fiscal 2020 would be comprised of 20% restricted stock units and 80% long-term cash-based incentive awards. Accordingly, Mr. Sullivan received a long-term cash-based incentive award equal to $268,000, Mr. Wang received a long-term cash-based incentive award equal $294,546, and Mr. Koch received a long-term cash-based incentive award equal to $440,000. Mr. Cheatham received a new hire award comprised entirely of a long-term cash-based incentive award $550,000. The long-term cash-based incentive awards are described in more detail under “Grants of Plan-Based Awards for Fiscal 2020.”

Annual long-term incentive grant amounts are generally awarded based on the midpoint of the award grant range for such officer’s level, with occasional exceptions based on an individual’s performance. Grants are also typically awarded when an executive is hired and may be awarded for subsequent promotions. New hire grants and promotion-related grants are generally issued at a multiple of the range midpoint, on a case-by-case basis, but subject to Company grant guidelines approved by the Compensation Committee. For more information regarding long-term incentive grants made to our Named Executive Officers in fiscal 2020 and awards outstanding at the end of fiscal 2020, please see the “Grants of Plan-Based Awards for Fiscal 2020” and “Outstanding Equity Awards at Fiscal Year-End 2020” tables, respectively.

Restricted Stock Unit Grants

Certain of the Named Executive Officers received grants of restricted stock units, vesting ratably over four years on March 31, 2020. In addition, Mr. Cosby also received a quarterly grant of restricted stock units in accordance with his letter agreement with the Company at the beginning of fiscal 2020. For more information regarding these awards, including their vesting terms see the “Grants of Plan-Based Awards for Fiscal 2020” and “Outstanding Equity Awards at Fiscal Year-End 2020” tables.

Fiscal 2020 Signing Equity and Long-Term Cash-Based Awards

On September 1, 2020, in connection with his appointment as Executive Vice President – Chief Financial Officer, Mr. Diamond received 65,217 restricted stock units, vesting annually over four years. The restricted stock units were intended to provide Mr. Diamond a long-term incentive opportunity.

On July 31, 2020, in connection with his appointment as Executive Vice President – Chief Information Officer, Mr. Wang received 110,256 restricted stock units, vesting annually over four years, and $294,546 in long-term cash-based incentive awards. The restricted stock units and long-term cash-based award were intended to provide Mr. Wang a long-term incentive opportunity.

On May 29, 2020, in connection with his appointment as Executive Vice President – General Counsel, Mr. Cheatham received a new hire award comprised entirely of long-term cash-based incentive awards in the amount of $550,000. The long-term cash-based award was intended to provide Mr. Cheatham a long-term incentive opportunity.

For more information regarding these awards, including the vesting terms, see the “Grants of Plan-Based Awards for Fiscal 2020” and “Outstanding Equity Awards at Fiscal Year-End 2020” tables.

Stock Ownership Guidelines

In March 2017, Michaels updated its ownership guidelines applicable to all officers, including the Named Executive Officers. The Chief Executive Officer’s ownership is expected to equal five times his base salary. Except for Mr. Sullivan, each Named Executive Officer’s ownership is expected to equal three times his base salary. Mr. Sullivan’s ownership requirement is based on that for other Senior Vice Presidents and is equal to two times his base salary. For those officers not already meeting the parameters outlined in the guidelines, compliant ownership is to be achieved before their fifth anniversary with Michaels, and they are expected to continuously own sufficient shares to meet the guideline once attained. Individuals who become subject to a greater ownership level due to promotion are expected to meet the applicable guideline no more than five years after first becoming subject to the greater ownership level. Ownership includes shares held outright, unvested restricted shares, unvested restricted stock units, the in-the-money value of vested stock options, and shares held in trusts.

Margin Accounts, Pledging and Hedging Transactions

With limited exceptions, the Company’s directors, officers and employees are generally prohibited from holding Company securities in margin accounts and pledging Company securities as collateral. Directors, officers and employees are also prohibited from entering into hedging transactions, as such transactions can cause the interest of such person to not be aligned with the interest of the Company’s other stockholders. The Board believes these prohibitions, as found in the Company’s Insider Trading Policy, prevent the misuse of confidential information, promote compliance with securities laws and maintain alignment with the long-term goals of its stockholders. The Insider Trading Policy, adopted in June 2014, is available on our website at www.michaels.com.

Other Benefits and Perquisites

Our Named Executive Officers also receive certain other benefits and perquisites. During fiscal 2020, these benefits included contributions to certain Company-paid medical benefits, Company-paid life insurance premiums, 401(k) account contributions, relocation benefits, and, in some cases, reimbursement for income taxes on long-term disability insurance premiums. The Compensation Committee and the Board believe that these benefits and perquisites are reasonable and consistent with the nature of the executives’ responsibilities, provide a competitive level of total compensation to our executives and serve as an important element in retaining those individuals. The cost to Michaels of these benefits to the Named Executive Officers is set forth in the Summary Compensation Table under the column “All Other Compensation” and detail about each element is set forth in the table presented in footnote 5 to the Summary Compensation Table.

Clawback Policy

In March 2017, the Board approved a Policy for Recovery of Incentive Compensation, which allows the Company to recover incentive compensation from a current or former Named Executive Officer in the event the individual engaged in knowing or intentional fraudulent or illegal conduct that materially contributed to the need for a restatement of the Company’s financial statements. The Policy for Recovery of Incentive Compensation is available on our website at www.michaels.com.

Employment and Severance Agreements

Buchanan Employment Agreement

We entered into an employment agreement with Mr. Buchanan, which became effective on January 6, 2020, the date he commenced employment as the Company’s President and Chief Executive Officer Designate and a member of the Board (such agreement, as amended to date, the “Buchanan Agreement”). Pursuant to the Buchanan Agreement, Mr. Buchanan transitioned into the role of Chief Executive Officer on April 1, 2020. The Buchanan Agreement included certain severance benefits in the event of termination other than for “cause” or by Mr. Buchanan for “good reason”, as such terms are defined in the Buchanan Agreement. The specific terms of the Buchanan Agreement are discussed under “Executive Compensation – Potential Payments upon Termination or Change of Control – Estimated Separation Payments.”

Cosby Employment Agreement

We entered into an employment agreement with Mr. Cosby, which became effective on February 28, 2019, the date he commenced employment as the Company’s Interim Chief Executive Officer and a member of the Board. The employment agreement was subsequently amended on October 21, 2019 (in connection with his appointment as permanent Chief Executive Officer) and December 26, 2019 (in connection with the appointment of Mr. Buchanan as President and Chief Executive Officer Designate) (such agreement, as amended to date, the “Cosby Agreement”). The Cosby Agreement provided for certain severance benefits in the event of his termination other than for “cause”, as such term is defined in the Cosby Agreement. Mr. Cosby transitioned out of his role as Chief Executive Officer on April 1, 2020 and currently serves as Senior Advisor to the Company and as a member of the Board. The specific terms of the Cosby Agreement are discussed under “Executive Compensation – Potential Payments upon Termination or Change of Control – Estimated Separation Payments.”

Officer Severance Pay Plan

In April 2008, the Board approved the Company’s Officer Severance Pay Plan (as amended June 10, 2020, the “OSPP”). The OSPP was established by the Company to provide certain severance benefits, subject to the terms and conditions of the OSPP, to designated officers (those with a position of Vice President or above, or an equivalent title as approved by the Compensation Committee and excluding the Chief Executive Officer) in the event that their employment is terminated as a result of a “Qualifying Termination” (as defined in the OSPP and described below). A more detailed description of the OSPP may be found under “Potential Payments upon Termination or Change of Control.”

Tax Considerations

While the Compensation Committee takes into account tax and accounting considerations in structuring the components of the Company’s compensation program, these considerations are secondary to the primary objectives of the program. Section 162(m) of the Code (“Section 162(m)”) disallows a U.S. federal income tax deduction to any publicly held corporation for compensation exceeding $1 million in any taxable year. Prior to the Tax Cuts and Jobs Act (the “Tax Reform Law”) that was enacted on December 22, 2017, the limitation only applied to the corporation’s chief executive officer and its other three most highly paid named executive officers other than its chief financial officer, and certain compensation that qualified as performance-based was eligible for an exemption from Section 162(m). Effective for taxable years beginning after December 31, 2017, the Tax Reform Law expanded the deduction limitation to apply to a corporation’s chief financial officer and repealed the exemption for performance-based compensation except for certain grandfathered compensation arrangements. Although the Compensation Committee may take the deductibility limitations of Section 162(m) into account in its compensation decisions, the Compensation Committee expects it will authorize compensation payments that are not deductible under Section 162(m) to attract and retain talent.

The Company’s Compensation Policies and Practices as They Relate to Risk Management

In accordance with the applicable disclosure requirements, to the extent that risks may arise from the Company’s compensation policies and practices that are reasonably likely to have a material adverse effect on the Company, the Company is required to discuss those policies and practices for compensating the employees of the Company (including employees that are not Named Executive Officers) as they relate to the Company’s risk management practices and the possibility of incentivizing risk-taking.

The Compensation Committee has evaluated the policies and practices of compensating the Company’s employees in light of the relevant factors, including the following:

•	the financial performance targets of the Company’s annual cash incentive program are the budgeted objectives that are reviewed and approved by the Board and/or the Compensation Committee;

•

other than for certain senior executives whose bonuses are based entirely on Company performance, bonus payouts for most employees are not based solely on Company performance, provided that Company performance thresholds are met;

•	bonus awards generally are not contractual entitlements, but are reviewed by the Compensation Committee and/or the Board and can be modified at their discretion;

•

the financial opportunity in the Company’s long-term equity-based compensation is best realized through long-term appreciation of the Company’s stock price, which mitigates excessive short-term risk-taking;

•	results of the most recent stockholder advisory votes on executive compensation; and

•

the allocation of compensation between cash and equity awards and the focus on stock-based compensation, including options and restricted stock awards generally vesting over a period of years, thereby mitigating against short-term risk taking.

Based on such evaluation, the Compensation Committee has determined that the Company’s compensation policies and practices are not reasonably likely to have a material adverse effect on the Company.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021.

THE COMPENSATION COMMITTEE

Matthew S. Levin, Chair
Joshua Bekenstein
Ryan Cotton
James A. Quella
Beryl B. Raff

Summary Compensation Table

The following table and footnotes include specific compensation information for each of the Named Executive Officers previously identified in the Compensation Discussion and Analysis above.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Ashley Buchanan (6)	2020	1,202,000	—	—	—	1,878,125	101,305	3,181,430
Chief Executive Officer	2019	69,346	3,667,652	6,936,375	1,511,744	—	7,648	12,192,765
Mark S. Cosby (7)	2020	585,939	275,604	375,000	—	299,262	21,189	1,556,994
Former Chief Executive Officer	2019	1,095,669	250,000	2,133,098	2,998,998	—	30,659	6,508,424
Michael Diamond (8)	2020	254,000	250,000	749,996	—	232,019	4,960	1,490,975
Executive Vice President -
Chief Financial Officer
James E. Sullivan (9)	2020	369,435	20,000	67,000	—	453,000	14,014	923,449
Senior Vice President - Chief
Accounting Officer and Controller
Hsiao Wang (10)	2020	326,923	—	791,638	—	566,867	14,820	1,700,249
Executive Vice President – Chief Information Officer
J. Robert Koch (11)	2020	470,792	—	110,000	—	823,522	20,098	1,424,413
Executive Vice President – Real Estate and Artistree	2019 2018	453,769 310,577	— 100,000	654,830 833,313	309,283 604,056	— 96,071	24,959 83,496	1,442,841 2,027,516
Tim Cheatham (12)	2020	334,307	—	—	—	828,214	45,263	1,207,784
Executive Vice President – General Counsel

(1)	Represents actual base salary paid in fiscal 2020, 2019 and 2018, as applicable.
(2)

Other than for Mr. Sullivan and Mr. Cosby, each amount in this column reflects a signing bonus, payable within 30 days of such individual’s start date, pursuant to the terms of such individual’s employment agreement or offer letter with the Company, as applicable. For Mr. Sullivan, this amount reflects a cash award for Mr. Sullivan’s efforts to achieve more than $25 million company-wide cost reduction. Mr. Cosby’s bonus is discussed in footnote 7.

(3)

Represents the aggregate grant date fair value of the restricted stock, restricted stock unit or option awards on the date of the grant as calculated in accordance with FASB ASC Topic 718. With respect to equity granted in fiscal 2020, the underlying valuation assumptions are discussed in Note 10 to the Consolidated Financial Statements for the fiscal year ended January 30, 2021, included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021. With respect to equity granted in fiscal 2019, the underlying valuation assumptions are discussed in Note 10 to the Consolidated Financial Statements for the fiscal year ended February 1, 2020, included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020. With respect to equity granted in fiscal 2018, the underlying valuation assumptions are discussed in Note 11 to the Consolidated Financial Statements for the fiscal year ended February 2, 2019, included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

(4)

Other than long-term cash incentive award amounts received by Mr. Sullivan, Mr. Wang, Mr. Koch and Mr. Cheatham (as detailed in note “Long-Term Cash-Based Compensation” above), the amounts in this column for fiscal 2020 reflect that annual awards were paid to Named Executive Officers under the 2020 Bonus Plan for executive officers for fiscal 2020, as discussed in further detail in the preceding section “Compensation Discussion and Analysis – Compensation Elements – Annual Bonuses.” The amounts in this column for fiscal 2019 and 2018 reflect the cash awards paid to Named Executive Officers under the Company’s Annual Plan for executive officers for the applicable year. The portion of the amounts shown above attributable to the fiscal 2020 long-term cash incentive award amounts for Messrs. Sullivan, Wang, Koch and Cheatham are as follows: Mr. Sullivan $268,000; Mr. Wang $294,546; Mr. Koch $440,000; and Mr. Cheatham $550,000.

(5)	The table below reflects the fiscal 2020 components of this column.

Name and Principal Position	Ashley Buchanan	Mark S. Cosby	Michael Diamond	James E. Sullivan	Hsiao Wang	J. Robert Koch	Tim Cheatham
Medical Benefits(a)	13,409	17,268	3,967	10,095	8,883	16,177	8,497
Insurance Premiums(b)	3,556	3,921	993	3,919	2,091	3,921	3,348
Company Contributions to 401(k)	—	—	—	—	3,846	—	—
Relocation Reimbursements	84,340	—	—	—	—	—	33,418
Total Other Compensation	101,305	21,189	4,960	14,014	14,820	20,098	45,263

(a)	The amounts in this row for all executive officers include Company-paid medical benefits.
(b)	This amount includes Company-paid long-term disability, basic life insurance and executive life insurance

(6)	Mr. Buchanan joined the Company in January 2020 as President and Chief Executive Officer Designate and transitioned to the role of Chief Executive Officer effective April 1, 2020.

(7)

Mr. Cosby joined the Company in February 2019, and, effective April 1, 2020, transitioned out of his role as Chief Executive Officer and became a Senior Advisor to the Company. For fiscal 2020, Mr. Cosby was eligible to participate in the Company annual bonus plan for the period between February 2, 2020 and March 31, 2020. The pro-rata portion of the bonus he earned under the Company bonus plan during such time, is $299,262. From April 1, 2020 through the end of Fiscal Year 2020, January 30, 2020, Mr. Cosby was eligible to receive a pro-rata portion of a $330,000 Senior Advisor award amount not based on a performance achievement. The pro-rata portion of the Senior Advisor award was $275,604.

(8)	Mr. Diamond joined the Company in September 2020 as Executive Vice President – Chief Financial Officer.
(9)

Mr. Sullivan served as the Company’s interim principal financial officer from February 2020 until September 2020. Mr. Sullivan received a 2020 Bonus Plan award of $185,000 and a long-term performance-based cash incentive award of $268,000, which vests ratably over four years if the performance measure is met by March 31, 2021.

(10)

Mr. Wang joined the Company in June 2020 as Executive Vice President – Chief Information Officer. Mr. Wang received a pro-rated 2020 Bonus Plan award in the amount $272,321 and a long-term time-based cash incentive award of $294,546, which vests ratably over four years.

(11)

Mr. Koch joined the Company and became a named executive officer in May 2018. Mr. Koch presently services as Executive Vice President – Real Estate and Artistree. Mr. Koch received a 2020 Bonus Plan award of $383,522 and a long-term performance-based cash incentive award of $440,000, which vests ratably over four years if the performance measure is met by March 31, 2021.

(12)

Mr. Cheatham joined the Company in April 2020 as Executive Vice President – General Counsel. Mr. Cheatham received a pro-rated 2020 Bonus Plan award of $278,214 and a long-term time-based cash incentive award, which vests ratably over four years.

Chief Executive Officer Pay Ratio

For 2020, the total compensation of Mr. Buchanan, the Company’s Chief Executive Officer as of the end of fiscal 2020, was $3,181,430, as presented in the Summary Compensation Table, and approximately 298 times the total compensation of the Company’s median employee of $10,661 calculated in the same manner.

The employee population was determined as of January 30, 2021. On that date, the Company had a total employee population of 44,414 employees in the United States, Canada, China and Hong Kong. With a total of 121 employees in China and Hong Kong, the de minimis exemption under SEC regulations was applied. The median employee was determined from the active employee population of the United States and Canada on the determination date, excluding Mr. Buchanan, the Chief Executive Officer as of the determination date. All active Company employees were included, whether employed on a full-time or part-time or seasonal basis. Adjustments were made to annualize the compensation of employees who were not employed by the Company for the entire year. The median employee, a part-time employee in our stores, was identified by reviewing the wages of our employees as reflected in our payroll records for 2020. We converted earnings paid in Canadian dollars to U.S. dollars using the published exchange rate as of January 30, 2021. After identifying the median employee, the 2020 annual total compensation was calculated for the median employee using the same methodology used for the Company’s Chief Executive Officer as presented in the Summary Compensation Table above.

Approximately 75% of our employees are part-time and / or seasonal employees in our stores or distribution centers. In comparison, the total compensation of the Company’s Chief Executive Officer was approximately 88 times the total compensation of the Company’s median full-time employee of $36,050, calculated in the same manner as described above for the Chief Executive Officer.

The SEC rules allow us the flexibility to select a methodology for identifying our median employee in a manner that is most appropriate based on our size, organizational structure, policies and procedures. As such, the pay ratios reported by other companies, including by our peer companies or other companies in the arts and craft specialty retail industry, which may have employed other permitted methodologies or assumptions, may not be comparable to our pay ratio.

Grants of Plan-Based Awards for Fiscal 2020

The following table sets forth the plan-based awards granted to our Named Executive Officers pursuant to Company plans during fiscal 2020.

Name Type of Award	Grant Date		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards: Number Shares of Stock (#)(2)	Grant Date Fair Value of Stock Awards ($)(3)(4)
			Threshold	Target	Maximum
			($)	($)	($)
Ashley Buchanan
2020 Bonus Plan Award			751,250	1,502,500	1,878,125
Mark Cosby
2020 Bonus Plan Award(3)			751,250	1,502,500	1,878,125
Restricted Stock Units	2/3/2020	(4)				75,000	375,000
Michael Diamond
2020 Bonus Plan Award			222,250	444,500	555,625
Restricted Stock Units	9/1/2020	(4)				65,217	749,996
James E. Sullivan
2020 Bonus Plan Award			74,000	148,000	185,000
Restricted Stock Units	3/31/2020	(4)				41,358	67,000
Long-term Cash-based Incentive Award	3/31/2020	(5)		268,000			268,000
Hsiao Wang
2020 Bonus Plan Award			162,500	325,000	406,250
Restricted Stock Units	7/31/2020	(4)				110,256	791,638
Long-term Cash-based Incentive Award	7/31/2020	(5)		294,546			294,546
J. Robert Koch
2020 Bonus Plan Award			153,409	306,818	383,522
Restricted Stock Units	3/31/2020	(4)				67,901	110,000
Long-term Cash-based Incentive Award	3/31/2020	(5)		440,000			440,000
Tim Cheatham
2020 Bonus Plan Award			133,250	266,500	333,125
Long-term Cash-based Incentive Award	5/29/2020	(5)		550,000			550,000

(1)

The maximum payout level for fiscal 2020 annual bonuses under the 2020 Bonus Plan was reduced to 125% of target in August 2020 by the Compensation Committee in view of the impact of the global pandemic COVID-19 on the Company’s revenue and EBIT results achieved at that time. Please see note entitled “Annual Bonuses.” The threshold, target, and maximum amounts in these columns show the range of payouts targeted for fiscal 2020 for performance under the 2020 Bonus Plan as discussed in further detail in “Compensation Discussion and Analysis – Compensation Elements – Annual Bonuses.”

(2)

Represents the aggregate grant date fair value of the restricted stock unit awards, as calculated in accordance with FASB ASC Topic 718. Please see the note entitled “Stock-Based Compensation” in the notes to the Company’s consolidated financial statements in our 2020 Annual Report for a discussion of the assumptions underlying these calculations.

(3)

Reflects Mr. Cosby’s annual bonus while he was CEO from the beginning of fiscal 2020 until April 1, 2020. Mr. Cosby’s letter agreement of April 9, 2020, revised Mr. Cosby’s bonus for fiscal 2020 to be equal to $330,000 upon his transition to Senior Advisor as discussed in further detail in “Compensation Discussion and Analysis – Compensation Elements –Annual Bonuses.”

(4)

Restricted stock units were granted effective on these dates, vesting at the rate of 25% per year on each of the first through fourth anniversaries of the date of grant, or immediately upon the termination of the applicable Named Executive Officer’s employment without cause within 12 months following a Change of Control (as defined in the Restated Plan and the applicable award agreement for such Named Executive Officer).

(5)	Long-term performance-based and time-based cash incentive awards were granted effective on these dates, vesting as described under “Summary Compensation Table” above.

Outstanding Equity Awards at Fiscal Year-End 2020

The following table sets forth information regarding equity awards held by our Named Executive Officers as of January 30, 2021.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Options Exercise Price ($)(1)	Option Expiration Date(2)	Number of Shares or Units of Stock That Have Not Vested (#)	Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)
Ashley Buchanan(4)
1/6/2020	125,000	375,000	8.725	1/5/2030
1/6/2020					397,500	6,161,250
Mark S. Cosby(5)
2/28/2019					2,368	36,704
5/6/2019					4,166	64,573
8/5/2019					13,826	214,303
10/21/2019	215,000	645,000	9.87	10/20/2029
10/21/2019					37,500	581,250
11/4/2019					15,219	235,895
2/3/2020					37,500	581,250
Michael Diamond(6)
9/1/2020					65,217	1,010,864
Jim Sullivan(7)
6/13/2014	14,600		16.03	6/12/2020
8/12/2014	8,795		15.16	8/11/2024
9/30/2015	17,315		23.10	9/29/2025
12/15/2015	25,035		22.30	12/14/2025
9/14/2016	30,835		23.90	9/13/2026
3/31/2017	33,665	11,221	22.39	3/30/2027
3/31/2017					1,870	28,985
3/29/2018	6,374	6,373	19.71	3/28/2028
3/29/2018					6,373	98,782
9/10/2018							20,138	312,139
3/29/2019	8,250	24,751	11.42	3/28/2029
3/29/2019					24,751	383,641
3/31/2020					41,358	641,049
Hsiao Wang(8)
7/31/2020					110,256	1,708,968
J. Robert Koch(9)
6/29/2018	52,164	52,164	19.17	6/28/2028
6/29/2018					8,694	134,757
9/10/2018							40,276	624,278
3/29/2019	21,191	63,571	11.42	3/28/2029
3/29/2019					10,595	164,223
10/21/2019					37,500	581,250
3/31/2020					67,901	1,052,466
Tim Cheatham (10)
					0	0

(1)

All stock option awards granted prior to June 27, 2014, our first day of listing on The Nasdaq Global Select Market, have an exercise price determined by us to be equal to or greater than the fair market value of our Common Stock on the date of grant. Because prior to June 27, 2014, the Company was privately-held and there was no public market for our Common Stock, the fair market value of our Common Stock was determined by our Board based on available information that was material to the value of our Common Stock at the time such determination was made, including any third-party valuation reports, the principal amount of the Company’s indebtedness, the Company’s actual and projected financial results, and fluctuations in the market value of publicly traded companies in the retail industry. All stock option awards granted on or after June 27, 2014 have an exercise price equal to the closing price of our Common Stock on The Nasdaq Global Select Market on the date of grant.

(2)

All stock option awards granted prior to the approval of the Amended and Restated 2014 Omnibus Long-Term Incentive Plan (the “Original Omnibus Plan”) by our stockholders on June 6, 2014, have an eight-year term, and all stock option awards granted after the approval of the Original Omnibus Plan have a ten-year term.

(3)	Market values reflect the closing price of our Common Stock on The Nasdaq Global Select Market on January 29, 2021 (the last business day of fiscal 2020), which was $15.50.
(4)

Stock options were granted to Mr. Buchanan on January 6, 2020, vesting at the rate of 25% per year on each of the first through fourth anniversaries of January 6, 2020. The Company granted 795,000 unvested restricted stock units to Mr. Buchanan on January 6, 2020, vesting at the rate of 50% on each of the first and second anniversaries of the date of grant. Mr. Buchanan’s equity awards may also vest upon the termination of Mr. Buchanan’s employment without cause or resignation for good reason within 12 months following a Change of Control (as defined in the Omnibus Plan and Mr. Buchanan’s applicable award agreement) if the awards are assumed or substituted in the transaction.

(5)

Stock options were granted to Mr. Cosby on October 21, 2019, vesting at the rate of 25% per year on each of the first through fourth anniversaries of October 21, 2019. Mr. Cosby’s award of 18,943 restricted shares, of which 2,368 restricted shares are unvested, vests 12.5% every three months after February 28, 2019. Mr. Cosby’s award of 33,333 restricted shares, of which 4,166 restricted shares are unvested, vests 12.5% on the last day of each subsequent quarter after May 6, 2019. Mr. Cosby’s award of 55,310 restricted shares, of which 13,826 restricted shares are unvested, vests 12.5% on the last day of each subsequent quarter after August 5, 2019. Mr. Cosby’s award of 75,000 restricted stock units, of which 37,500 restricted stock units are unvested, vests 50% on the first and second anniversary of October 21, 2019. Mr. Cosby’s award of 40,584 restricted stock units, of which 15,219 restricted stock units are unvested, vests 12.5% on the last day of each subsequent quarter after November 4, 2019. Mr. Cosby’s award of 75,000 restricted stock units, of which 37,500 restricted stock units are unvested, vests 12.5% every three months after February 3, 2020. Each of Mr. Cosby’s equity awards (other than the 860,000 options and 75,000 restricted shares granted on October 21, 2019) also vest upon a Qualifying Termination (as defined in Mr. Cosby’s applicable award agreement) of his roles as Chief Executive Officer and as a member of the Board. A portion of his October 2019 restricted stock unit awards will also vest upon the termination of his role as Chief Executive Officer without cause (as defined in Mr. Cosby’s applicable award agreement) and the cessation of his service on the Board. A portion of his October 2019 stock options will vest upon the termination of his role as Chief Executive Officer without cause (as defined in Mr. Cosby’s applicable award agreement).

(6)

The Company granted restricted stock units to Mr. Diamond on September 1, 2020, vesting at the rate of 25% per year on each of the first through fourth anniversaries of the date of grant. Please see note “Fiscal 2020 Signing Equity and Long-Term Cash-Based Awards.”

(7)

Stock options were granted to Mr. Sullivan effective (i) June 13, 2014, (ii) August 12, 2014, (iii) September 30, 2015, (iv) December 15, 2015, (v) September 14, 2016, (vi) March 31, 2017, (vii) March 29, 2018, and (viii) March 29, 2019 each vesting at the rate of 25% per year on each of the first through fourth anniversaries of the date of grant. Mr. Sullivan’s award of 7,481 restricted share units, of which 1,870 restricted share units are unvested, vests 25% per year on each of the first through fourth anniversaries of the date of grant March 31, 2017. Mr. Sullivan’s award of 12,747 restricted share units, of which 6,373 restricted share units are unvested, vests 25% per year on each of the first through fourth anniversaries of the date of grant March 29, 2018. Mr. Sullivan’s award of 33,001 restricted share units, of which 24,751 restricted share units are unvested, vests 25% per year on each of the first through fourth anniversaries of the date of grant March 29, 2019. Mr. Sullivan’s award of 41,358 restricted stock units, of which 41,358 restricted stock units are unvested, vests 25% per year on each of the first through fourth anniversaries of the date of grant March 31, 2020. Mr. Sullivan’s award of 20,138 unvested restricted stock units vest as certain award performance criteria are met.

(8)	The Company granted restricted stock units to Mr. Wang on July 31, 2020, vesting at the rate of 25% per year on each of the first through fourth anniversaries of the date of grant.
(9)

The Company granted stock options to Mr. Koch on June 29, 2018 and March 29, 2019, each vesting at the rate of 25% per year on each of the first through fourth anniversaries of the date of grant. Mr. Koch’s award of 17,388 restricted stock units, of which 8,694 restricted stock units are unvested, vests 25% on each of the first through fourth anniversaries of June 29, 2018. Mr. Koch’s award of 14,127 restricted stock units, of which 10,595 restricted stock units are unvested, vests 25% on each of the first through fourth anniversaries of March 29, 2019. Mr. Koch’s award of 50,000 restricted stock units, of which 37,500 restricted stock units are unvested, vests 25% on each of the first through fourth anniversaries of October 21, 2019. Mr. Koch’s award of 67,901 unvested restricted stock units vests 25% on each of the first through fourth anniversaries of March 31, 2020. Mr. Koch’s award of 57,537 restricted stock units, of which 40,276 restricted stock units are unvested, vests as certain award performance criteria are met. Each of Mr. Koch’s equity awards may also vest upon the termination of Mr. Koch’s employment without cause within 12 months following a Change of Control (as defined in the Omnibus Plan and Mr. Koch’s applicable award agreement) if the awards are assumed or substituted in the transaction.

(10)

The Company did not grant any equity to Mr. Cheatham upon his employment during fiscal 2020. Instead, Mr. Cheatham received a long-term time-based cash incentive award vesting at the rate of 25% per year on each of the first through fourth anniversaries of the date of grant. Please see note “Fiscal 2020 Signing Equity and Long-Term Cash-Based Awards.”

Option Exercises and Stock Vested for Fiscal 2020

The following table shows the number of stock options exercised by our Named Executive Officers, and stock awards held by our Named Executive Officers that vested, during fiscal 2020.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Gross Value Realized on Vesting ($)(1)
Ashley Buchanan (2)	—	—	397,500	5,823,375
Mark S. Cosby (3)	—	—	149,086	1,280,429
Michael Diamond	—	—	—	—
James E. Sullivan (4)	—	—	23,480	77,564
Hsiao Wang	—	—	—	—
J. Robert Koch (5)	—	—	37,640	234,053
Tim Cheatham	—	—	—	—

(1)

Represents the fair market value of the shares on the vesting dates, calculated as the closing stock price on The Nasdaq Global Select Market on the vesting dates or business day immediately following the vesting dates, multiplied by the number of shares vesting.

(2)	Mr. Buchanan had 397,500 shares vest on January 6, 2021 with a fair market value per share of $14.65.
(3)	Mr. Cosby had the following vesting:

a.

Restricted Shares: 2,368 shares vested on February 28, 2020 with a fair market value per share of $4.29; 4,167 shares vested on May 1, 2020 with a fair market value per share of $2.82; 6,914 shares vested on May 1, 2020 with a fair market value per share of $2.82; 2,368 shares vested on May 28, 2020 with a fair market value per share of $3.585; 4,167 shares vested on July 31, 2020 with a fair market value per share of $7.18; 6,914 shares vested on July 31, 2020 with a fair market value per share of $7.18; 2,368 shares vested August 28, 2020 with a fair market value per share of $11.13; 4,166 shares vested on October 30, 2020 with a fair market value per share of $8.11; 6,914 shares vested on October 30, 2020 with a fair market value per share of $8.11; 2,368 shares vested on November 28, 2020 with a fair market value per share of $9.89; 4,166 shares vested on January 29, 2021 with a fair market value per share of $15.50; 6,914 shares vested on January 29, 2021, with a fair market value per share of $15.50.

b.

Restricted Stock Units: 9,375 shares vested on May 1, 2020 with a fair market value per share of $2.82; 5,073 shares vested on May 1, 2020 with a fair market value per share of $2.82; 9,375 shares vested on July 31, 2020 with a fair market value per share of $7.18; 5,073 shares vested on July 31, 2020 with a fair market value per share $7.18; 37,500 shares vested on October 21, 2020, with a fair market value per share of $9.44; 9,375 shares vested on October 30, 2020 with a fair market value per share of $8.11; 5,073 shares vested on October 30, 2020 with a fair market value per share of $8.11; 9,375 shares vested on January 29, 2021 with a fair market value per share of $15.50; and 5,073 shares vested on January 29, 2021 with a fair market value per share of $15.50.

(4)	Mr. Sullivan had the following vesting:

a.	Performance Share Units: 6,474 shares vested May 8, 2020 with a fair market value per share of $3.17; 2,157 shares vested November 20, 2020 with a fair market value per share of $8.96.
b.

Restricted Stock Units: 3,187 shares vested March 29, 2020 with a fair market value per share of $1.64; 8,250 shares vested March 29, 2020 with a fair market value per share of $1.64; 1,870 shares vested March 31, 2020 with a fair market value per share of $1.62; 1,542 shares vested September 14, 2020 with a fair market value per share of $10.33.

(5)	Mr. Koch had the following vesting:

a.	Performance Share Units: 12,946 vested May 8, 2020 with a fair market value per share of $3.17; 4,315 shares vested November 20, 2020 with a fair market value per share of $8.96.

b.

Restricted Stock Units: 3,532 shares vested March 29, 2020 at a fair market value per share of $1.64; 4,347 shares vested June 29, 2020 at a fair market value per share of $7.03; 12,500 shares vested October 21, 2020 with a fair market value per share of $9.44.

Deferred Compensation Plan

The Company offers a nonqualified deferred compensation plan (the “Deferred Compensation Plan”) for the Named Executive Officers and other highly compensated team members. The Deferred Compensation Plan provides participants with the opportunity to defer up to 75% of their base salary and up to 100% of their annual bonus. Participants are 100% vested in these deferrals and any related investment returns. The Company does not currently make any matching cash contributions to the participant accounts. As of the end of fiscal 2020, none of the Named Executive Officers had contributed to the Deferred Compensation Plan.

Potential Payments upon Termination or Change of Control

Mr. Cosby was entitled under his employment agreement to certain benefits in the event of termination as described below under “Cosby Agreement.”

Messrs. Diamond, Sullivan, Wang, Koch, and Cheatham participate in the OSPP (as described below), which provides for severance payments and benefits upon certain terminations of employment. Mr. Buchanan, while not a participant of the OSPP, will be eligible to receive certain severance benefits under the same terms and conditions as the OSPP, as set forth in Mr. Buchanan’s employment agreement.

In addition, in the event of a Change of Control (as defined in the Omnibus Plan), the Omnibus Plan provides for a range of possible actions with respect to outstanding equity awards, including acceleration of vesting. In the event of a transaction that constitutes a Change of Control for awards granted following the adoption of the Omnibus Plan on June 6, 2014, each Named Executive Officer, would be entitled to acceleration of his or her equity awards in the event of a subsequent termination of employment within twelve months following the Change of Control. In addition, our Named Executive Officers may also be entitled to accelerated vesting of their respective equity awards or an extended period to exercise their vested stock options upon a termination of employment, depending on the specific circumstance as set forth below. The payments for which the Named Executive Officers are eligible under various circumstances related to a Change of Control or termination of employment are detailed below.

For awards granted following the adoption of the Omnibus Plan, a “Change of Control” means the occurrence of any of the following: (i) any consolidation or merger of the Company with or into any other corporation or other Person, or any other corporate reorganization or transaction (including the acquisition of capital stock of the Company), whether or not the Company is a party thereto, in which the stockholders of the Company immediately prior to such consolidation, merger, reorganization or transaction, own capital stock either (A) representing directly, or indirectly through one or more entities, less than fifty percent (50%) of the economic interests in or voting power of the Company or other surviving entity immediately after such consolidation, merger, reorganization or transaction or (B) that does not directly, or indirectly through one or more entities, have the power to elect a majority of the entire board of directors of the Company or other surviving entity immediately after such consolidation, merger, reorganization or transaction; (ii) any stock sale or other transaction or series of related transactions, whether or not the Company is a party thereto, after giving effect to which in excess of fifty percent (50%) of the Company’s voting power is owned directly, or indirectly through one or more entities, by any Person and its “affiliates” or “associates” (as such terms are defined in the rules adopted by the SEC under the Securities Exchange Act of 1934, as in effect from time to time), other than Bain and Blackstone and their respective affiliated funds, excluding, in any case referred to in clause (i) or (ii) an initial public offering or any bona fide primary or secondary public offering following the occurrence of an initial public offering; or (iii) a sale, lease or other disposition of all or substantially all of the assets of the Company.

Rights and Potential Payments on Termination for Cause, Death, Disability and Voluntary Resignation

Cause. Each of the Buchanan Agreement, the Cosby Agreement and the OSPP provides that no payments or benefits are due to a Named Executive Officer in the event of a termination for cause except amounts accrued and payable to such executive through the termination date. Under the Omnibus Plan, all stock options (whether vested or unvested) will immediately terminate on a termination of employment for cause.

Death. Each Named Executive Officer is provided a life insurance policy by the Company with a $1,000,000 benefit, which would be payable to the executive’s beneficiaries upon such executive’s death. The Buchanan Agreement provides that his permitted transferees would be entitled to his signing bonus, if death occurs before the second anniversary of his start date. Mr. Buchanan’s restricted stock unit award agreement provides that, if his employment terminates by reason of his death prior to January 6, 2024, the Company may elect to cancel and cash out his unvested restricted stock units at a per-share price equal to the closing price of the units on the date of grant, or, if the Company does not provide such payment within 90 days following death, the unvested restricted stock units would vest in full.

Under the Omnibus Plan, the permitted transferee of each Named Executive Officer has one year following the executive’s termination of employment (or three years following his termination other than for cause as Senior Advisor, in the case of Mr. Cosby) (or through the option’s expiration date, if earlier) to exercise any vested stock options held by the Named Executive Officer as of his or her death. Assuming the executive’s death on January 30, 2021, the last day of our fiscal year, the exercise price for certain outstanding stock options granted to the Named Executive Officers was below $15.50 per share of Common Stock, the closing price of our Common Stock on The Nasdaq Global Select Market on January 29, 2021 (the last business day of fiscal 2020). As such, upon the executive’s death on the last day of fiscal 2020, such Named Executive Officers’ permitted transferees would have possessed in the-money vested stock options.

Disability. The Company provides each Named Executive Officer with an executive long term disability policy for the benefit of such executive, which would afford such executive a right to disability benefits after 90 days of the executive becoming disabled in the amount of 67% of monthly compensation up to $20,000 per month. This benefit generally continues until the disability is resolved or age 65. The Buchanan Agreement provides that he would be entitled to his signing bonus if termination due to disability occurs before the second anniversary of his start date. Mr. Buchanan’s restricted stock unit award agreement provides that, if his employment terminates by reason of his disability prior to January 6, 2024, the Company may elect to cancel and cash out his unvested restricted stock units at a per-share price equal to the closing price of the units on the date of grant, or, if the Company does not provide such payment within 90 days following death, the unvested restricted stock units would vest in full.

During the one year period following a Named Executive Officer’s termination of employment due to disability (or three years following his termination other than for cause as Senior Advisor, in the case of Mr. Cosby) (or through the option’s expiration date, if earlier), the executive may exercise any vested stock options held by him or her as of his or her termination date. On the last day of fiscal 2020, certain of the Named Executive Officers held in-the-money vested stock options.

Voluntary resignation. In the event of a voluntary resignation of any of the Named Executive Officers, there are no payments or benefits that continue beyond what is accrued and payable through the termination date. In the event of a voluntary resignation in the case where the executive is (i) at or above age 65 or (ii) at or above age 55 with five years of service to the Company, any vested options held by him or her granted in fiscal 2017 or fiscal 2018 will remain exercisable for two years following such resignation (or through the option’s expiration date, if earlier). For option grants beginning in fiscal 2019, in the event a Named Executive Officer voluntarily terminates his or her employment by reason of his or her retirement, except where cause (as defined in the Omnibus Plan) exists, (a) at or above age sixty-five (65) or (b) at or above age fifty-five (55) with five (5) years of service to the Company, provided that the sum of the option holder’s age and years of service to the Company is at least sixty-five (65), each vested and exercisable option thereunder, will remain exercisable for two years following such resignation (or through the option’s expiration date, if earlier). Notwithstanding the foregoing, in the event Mr. Cosby voluntarily resigns his employment as Senior Advisor (and cause does not exist), he will have three years following his termination date to exercise any vested options (or through the option’s expiration date, if earlier). In the event none of the preceding termination scenarios apply upon a Named Executive Officer’s resignation, the executive may exercise any vested options held by him or her prior to his or her resignation for up to 60 days following termination (or through the option’s expiration date, if earlier).

Rights and Potential Payment upon a Change of Control or Termination without Cause or with Good Reason

Involuntary termination other than for cause. For Mr. Koch, in addition to benefits he is entitled to under the OSPP, in the event of an involuntary termination of employment for reasons other than for cause in the case where the executive is (i) at or above age 65 or (ii) at or above age 55 with five years of service to the Company, any vested options held by him granted in fiscal 2018 will remain exercisable for two years following such termination (or through the option’s expiration date, if earlier). In the event Mr. Cosby’s employment as Senior Advisor terminates for any reason other than for cause (or where cause exists), he will have three years following his termination date to exercise any vested options (or through the option’s expiration date, if earlier).

Buchanan Employment Agreement

We entered into an employment agreement with Mr. Buchanan, which became effective on January 6, 2020, the date he commenced employment. Pursuant to the Buchanan Agreement, if Mr. Buchanan’s employment were terminated by the Company without cause or by Mr. Buchanan for good reason, then following the date of the termination, he would be entitled, subject to signing a release of claims, to receive a severance benefit equal to (i) his base salary at the annual rate in effect on the date of termination for a period of two years, (ii) the prorated amount of his annual target bonus for the year of termination (without regard to actual Company or individual performance) and (iii) for a period of eighteen months, the Welfare Benefit Payments (as defined in the OSPP). Mr. Buchanan’s severance entitlements are also subject to his compliance with certain restrictive covenants, including non-competition, non-hire, and non-solicitation obligations during, and for two years following his employment.

Pursuant to the Buchanan Agreement “cause” means the following events or conditions, as determined by the Board in its reasonable judgment: (i) the refusal or failure to perform (other than by reason of disability), or material negligence in the performance of, his duties and responsibilities to the Company or any of its Affiliates (as defined in the Buchanan Agreement), or refusal or failure to follow or carry out any direction of the Board determined in its reasonable judgment, and the continuance of such refusal, failure or negligence for a period of 10 business days after written notice; (ii) the material breach of any provision of any material agreement between Mr. Buchanan and the Company or any of its Affiliates and the continuance of such material breach for a period of 10 business days after delivery of written notice to the executive; (iii) fraud, embezzlement, theft or other dishonesty with respect to the Company or any of its Affiliates; (iv) the conviction of, or a plea of nolo contendere to, any felony or any other crime involving dishonesty or moral turpitude; and (v) any other conduct that involves a material breach of fiduciary obligation to the Company or any of its Affiliates.

The term “good reason” means any of the following, if occurring without Mr. Buchanan’s consent: (i) removal of Mr. Buchanan from the position of Chief Executive Officer of MSI or the Company; (ii) Mr. Buchanan’s not having transitioned to the role of Chief Executive Officer by April 1, 2020; (iii) material diminution in the nature or scope of his responsibilities, duties or authority, a change in his direct reporting to the full Board, provided, however, that any material diminution of the business of the Company or any of its Affiliates shall not constitute “good reason”; (iv) material diminution in Mr. Buchanan’s base salary (as defined in the Buchanan Agreement) or in his annual bonus opportunity (as set forth in the Buchanan Agreement), or (v) relocation of Mr. Buchanan’s principal place of employment to an area outside of a 50-mile radius from the Company’s current headquarters in Irving, Texas. To qualify as a termination for good reason under the Buchanan Agreement, notice to the Company must have been given by Mr. Buchanan within 90 days of the initial existence or occurrence of the condition and the Company must have failed to cure the good reason within 30 days of receiving notice.

In addition, under the agreements providing for his restricted stock unit and stock option grants, if the awards are assumed or substituted in a Change of Control (as defined in the applicable award agreement, as well as above under “- Potential Payments upon Termination or Change of Control”) and Mr. Buchanan’s employment is terminated by the Company without cause or by Mr. Buchanan resigns for good reason within 12 months following the Change of Control, all of Mr. Buchanan’s restricted stock units and stock options would immediately vest. Upon a Change of Control, the minimum holding period and Company repurchase right applicable to Mr. Buchanan’s restricted stock units will lapse. The Buchanan Agreement provides that Mr. Buchanan’s signing bonus will vest in full upon a Change of Control.

Cosby Employment Agreement

We entered into an employment agreement with Mr. Cosby, which became effective on February 28, 2019, the date he commenced employment, and was amended on October 21, 2019 and December 26, 2019. Pursuant to the Cosby Agreement, if Mr. Cosby’s (i) employment as Chief Executive Officer was terminated by the Company without cause; (ii) service on the Board was terminated without cause or (iii) he was not re-elected to the Board and circumstances constituting cause did not exist, he would be entitled to a prorated portion of his annual bonus (if any) for the year of termination. Each restricted stock award granted in the prior fiscal quarters and a pro-rata portion of the quarterly restricted stock unit award granted in the current quarter would vest on Mr. Cosby’s termination date.

The October 21, 2019 award agreements with respect to Mr. Cosby’s one-time restricted stock unit and stock option awards were amended on December 26, 2019, in connection with the appointment of Mr. Buchanan as President and Chief Executive Officer Designate of the Company. Should Mr. Cosby no longer serve as a member of the Board, a prorated portion of the restricted stock units due to vest on the next annual vesting date would vest, based on the number of days served on the Board from the grant date (or last annual vesting date, if it occurred later) to the termination date. The portion of the stock option award scheduled to vest on October 21, 2020 vested in accordance with its terms.

In the event Mr. Cosby’s employment as Senior Advisor is terminated without cause, then he would also be entitled, subject to a signing a release of claims, to a monthly cash amount for continued medical and dental benefits under COBRA equal to the amount contributed by the Company for his medical and dental benefits immediately prior to the termination date (with a related tax gross-up) for so long as Mr. Cosby remains on COBRA. Pursuant to the Cosby Agreement “cause” is as defined in the Omnibus Plan.

Officer Severance Pay Plan

The OSPP was established by the Company to provide certain severance benefits to designated officers (those with a position of Vice President or above, or an equivalent title as approved by the Compensation Committee and excluding the Chief Executive Officer) in the event that their employment is permanently terminated as a result of a “Qualifying Termination.” For purposes of the OSPP, an executive is subject to a “Qualifying Termination” if:

•	the executive is on active payroll or is on an approved leave of absence with a right to reinstatement at the time his or her employment terminates;

•

the executive’s employment is terminated by the Company other than for “cause” (which includes a refusal or failure to perform, or material negligence in the performance of, the executive’s duties, a material breach of a material agreement between the executive and the Company, fraud, embezzlement, theft, other dishonesty, the conviction of or plea of guilty or nolo contendere to a crime involving dishonesty or moral turpitude, breach of a fiduciary duty to the Company or violation of Company policy that could expose the Company to liability or could damage the Company’s business or reputation) and other than a result of death or disability;

•

the executive is not offered and has not accepted other employment with (1) an affiliate of the Company, (2) a successor of the Company, or (3) a purchaser of some or all of the assets of the Company, in each case: (a) in a position which the executive is qualified to perform regardless of whether the executive is subject to, among other things, a new job title, different reporting relationships or a modification of the executive’s duties and responsibilities; (b) in a position that, when compared with the executive’s last position with the Company, provides a comparable base salary and bonus opportunity; and (c) where there is no change in the executive’s principal place of employment to a location more than 35 miles from the executive’s principal place of employment immediately prior to the Qualifying Termination; and

•

the executive continues employment until the termination date designated by the Company or such earlier date to which the Company agrees, and, during the period from the date the executive receives notice of termination until the termination date, the executive continues to perform to the reasonable satisfaction of the Company.

Executives subject to a Qualifying Termination are entitled to the following benefits for the applicable severance pay period:

•

severance pay, payable in accordance with the Company’s normal payroll practices, at the following levels: (i) for the position of Vice President with less than two years of service, six months of base salary continuation; (ii) for the position of Vice President with two or more years of service, 12 months of base salary continuation; (iii) for the position of Senior Vice President, Executive Vice President or President with less than two years of service, 12 months of base salary continuation; and (iv) for the position of Senior Vice President, Executive Vice President or President with two or more years of service, 18 months of base salary continuation;

•	a pro-rated earned annual bonus for the year of termination; and

•

cash welfare benefit payments to be paid at a rate equal to (i) the Company-paid portion of the group medical and dental plan premiums in effect for the executive (and his/her spouse and dependents, as applicable) immediately prior to the termination date, as pro-rated for each payroll period, multiplied by (ii) 130%.

To obtain severance benefits under the OSPP, an executive must execute a severance agreement and release of claims, and, for the greater of twelve months or the severance period, the executive cannot solicit or hire any team member or distributor or vendor of the Company or its subsidiaries and will not directly or indirectly compete with, or join an organization that directly or indirectly competes with, the Company. Additionally, an executive officer will not be eligible for benefits under the OSPP if he or she is eligible for severance pay or other termination benefits under any other severance pay plan or under any employment agreement or other agreement with the Company or any of its affiliates.

Estimated Equity Payments

Had a Change of Control occurred on the last day of fiscal 2020 and the employment of each Named Executive Officer was subsequently terminated by the Company without cause, each Named Executive Officer would have realized the following values for his unvested options, including those with accelerated vesting (based on the spread, if any, of $15.50 per share of Common Stock, the closing price of our Common Stock on The Nasdaq Global Select Market on January 29, 2021 (the last business day of fiscal 2020), over the value of the applicable exercise prices for the options): Ashley Buchanan, $2,540,625; Mark S. Cosby, $0; Michael Diamond, $0; James E. Sullivan, $100,984; Hsiao Wang, $0; J. Robert Koch, $259,370; Tim Cheatham, $0. Each Named Executive Officer would have realized the following values for his unvested restricted shares, restricted stock units, and performance share units including those with accelerated vesting, had such Change of Control and subsequent termination of employment occurred: Ashley Buchanan, $6,161,250; Mark S. Cosby, $0; Michael Diamond, $1,010,864; James E. Sullivan, $1,464,595; Hsiao Wang, $1,708,968; J. Robert Koch, $2,556,973; Tim Cheatham, $0.

Estimated Separation Payments

The table below reflects the amount of compensation payable in the event of a Qualifying Termination of each of the Named Executive Officers, under the applicable employment agreement or the OSPP described above. The amounts shown in the table for the Named Executive Officers, assume that the executive’s termination was effective as of the last day of the fiscal year, January 30, 2021, and have been determined, where applicable, using a price of $15.50 per share of Common Stock, the closing price of our Common Stock on The Nasdaq Global Select Market on January 29, 2021 (the last business day of fiscal 2020). The actual amounts, or value, to be paid to these Named Executive Officers can only be determined at the time of such executive’s separation from the Company.

Executive Payments and Benefits upon Termination Without Cause or by Executive with good reason ($)
Ashley Buchanan
Salary	2,404,000
Bonus	1,878,125
Welfare Benefits(1)	34,862

Total	4,316,987
Mark S. Cosby
Salary	—
Bonus	574,866
Welfare Benefits(1)	44,849

Total	619,715
Michael Diamond
Salary	635,000
Bonus	232,019
Welfare Benefits(1)	20,663

Total	887,682
James E. Sullivan
Salary	555,000
Bonus	185,000
Welfare Benefits(1)	19,687

Total	759,687
Hsiao Wang
Salary	500,000
Bonus	272,321
Welfare Benefits(1)	23,133

Total	795,454
J. Robert Koch
Salary	708,041
Bonus	383,522
Welfare Benefits(1)	31,509

Total	1,123,072
Tim Cheatham
Salary	410,000
Bonus	278,214
Welfare Benefits(1)	22,127

Total	710,341

(1)	Represents the estimated value of the cash amount that would be payable to the executive in respect of post-termination medical and dental benefits, including related tax gross-ups, under the OSPP.

Compensation of Directors

Director Compensation Program

Under the Company’s fiscal 2020 director compensation program, each eligible member of our Board received compensation for his or her service as a director, to the extent applicable, as follows: annual retainer of $80,000 for Board services, $17,500 for Audit Committee services, $10,000 for Compensation Committee services and $10,000 for Nominating and Governance Committee services. The chairs of the Audit Committee and Compensation Committee each received an additional annual retainer of $12,500, and the chair of the Nominating and Governance Committee received an additional annual retainer of $7,500. The Chairman of the Board received an additional annual retainer of $150,000, plus a one-time Chairman fee of $50,000 for his services in connection with the CEO transition in fiscal 2019. Each compensated independent director also received an annual grant of restricted stock units valued at approximately $16,313 on the date of grant, to be fully vested on the first anniversary of the date of grant, and $64,650 in restricted cash. Mr. Cosby received a pro rata annual retainer for Board services for the portion of fiscal 2020 following his termination of service as Chief Executive Officer. He did not receive a restricted stock unit grant or long-term cash incentive award with respect to fiscal 2020.

Director Compensation for Fiscal 2020

The following table sets forth information concerning the compensation earned by our directors during fiscal 2020. During fiscal 2020, Messrs. Bekenstein, Buchanan and Cotton were not paid any fees by the Company for services as directors. Mr. Cosby’s fiscal 2020 compensation with respect to his services as Chief Executive Officer and Senior Advisor is included with that of our other named executive officers in the Summary Compensation Table above.

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	Total
Mark S. Cosby	$67,033	$—	$67,033
Monte E. Ford	$172,150	$16,313	$188,463
Matthew S. Levin	$167,150	$16,313	$183,463
Karen Kaplan	$179,650	$16,313	$195,963
John J. Mahoney	$184,650	$16,313	$200,963
James A. Quella	$354,650	$16,313	$370,963
Beryl B. Raff	$154,650	$16,313	$170,963

(1)	All cash retainer payments are made quarterly in arrears.
(2)

The amounts in this column represent the aggregate grant date fair value of restricted stock unit awards calculated in accordance with FASB ASC Topic 718, based on the assumptions set forth in Note 10 to the Consolidated Financial Statements in our Annual Report on Form 10-K. The grant date fair value of each award received was calculated by multiplying the number of shares underlying the restricted stock unit award granted to the director by the closing price of our Common Stock on the date of grant. The amounts shown represent the value of the annual equity award we granted to our independent directors in accordance with our director compensation program described above, and reflect rounding down in the number of restricted stock units granted to avoid the grant of fractional shares. As of the last day of fiscal 2020, Messrs. Ford, Levin, Mahoney and Quella and Mses. Kaplan and Raff each held 10,070 restricted stock units, which subsequently vested on March 31, 2021.

Director Ownership Guidelines

Under our director ownership guidelines, each compensated independent director is expected to own shares of our Common Stock in an amount equal to three times the director’s annual cash retainer. Each such director is expected to reach this ownership level within five years of first becoming a director or first being designated as an independent director. “Ownership” for this purpose includes shares held outright, unvested restricted shares, unvested restricted stock units, the in-the-money value of vested stock options, shares held by family members and shares held in trusts.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of our executive officers serves as a member of the board of directors or compensation committee of any other entity (other than a subsidiary of the Company) that has one or more executive officers who serve on our Board or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about our Common Stock that may be issued under our equity compensation plans at January 30, 2021.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	10,420,045	$8.39	9,855,687
Equity compensation plans not approved by security holders	—	—	—

Total	10,420,045	$8.39	9,855,687

(1)

This amount represents 5,519,983 shares of Common Stock subject to outstanding stock options, 39,096 shares of Common Stock subject to outstanding unvested restricted stock awards and 4,860,966 shares of Common Stock subject to outstanding unvested restricted stock units under our Omnibus Plan. At January 30, 2021, the 5,519,983 outstanding option rights had a weighted-average contractual term of 6.9 years.

(2)

At January 30, 2021, the average exercise price of outstanding options was $15.84, and the average exercise price for outstanding unvested restricted stock awards and outstanding unvested restricted stock units was $0.

(3)	This amount reflects the shares of Common Stock remaining available for future awards (of the 32,053,765 shares authorized for grant or award) under our Omnibus Plan.

BENEFICIAL OWNERSHIP INFORMATION

The following table sets forth information regarding the beneficial ownership of our Common Stock as of April 5, 2021 by (i) such persons known to us to be beneficial owners of more than 5% of our Common Stock, (ii) each director and Named Executive Officer (as defined in “Executive Compensation – Compensation Discussion and Analysis” below), and (iii) all directors and executive officers as a group. Unless otherwise indicated by footnote, the address for each listed director, officer and stockholder is c/o The Michaels Companies, Inc., 3939 West John Carpenter Freeway, Irving, Texas 75063 and each beneficial owner exercises sole voting and investment power over the shares noted below. The percentage of beneficial ownership for our directors and executive officers, both individually and as a group, and beneficial owners of 5% or more of Common Stock is calculated based on 143,144,382 shares of Common Stock outstanding as of April 5, 2021, and the number of unissued shares as to which such person or persons has the right to acquire voting and/or investment power within 60 days. The beneficial ownership information set forth below was provided or disclosed by or on behalf of our executive officers, our directors, and our beneficial owners of 5% or more of our Common Stock. As such, the Company has not independently verified the accuracy or completeness of the information so provided.

Name and address of beneficial owner(1)	Number of Shares Owned	Percent
Beneficial Owners of 5% or More of Our Common Stock:
Bain Capital Investors, LLC and related funds (2)	52,798,929	36.9%
BlackRock, Inc. and affiliates (3)	11,431,349	8.0%
Contrarius Investment Management Limited and affiliates (4)	8,983,819	6.3%
The Vanguard Group (5)	8,182,639	5.7%
Directors and Named Executive Officers:
Joshua Bekenstein (6)	—	—
Ashley Buchanan	375,841	*
Mark Cosby (7)	381,373	*
Ryan Cotton (6)	—	—
Monte E. Ford	37,541	*
Karen Kaplan	39,707	*
Matthew S. Levin (8)	25,975	*
John J. Mahoney	49,573	*
James A. Quella	42,760	*
Beryl B. Raff	51,133	*
Michael Diamond	—	—
James E. Sullivan	186,799	*
Hsiao Wang	—	—
J. Robert Koch	150,230	*
Tim Cheatham	—	—
All directors and executive officers as a group (17 persons) (9)	1,340,932	*

*	Less than one percent.
(1)

Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days. Percentage of beneficial ownership by a person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of unissued shares as to which such person has the right to acquire voting and/or investment power within 60 days. Unless otherwise indicated, the number of shares shown includes outstanding shares of Common Stock owned as of April 5, 2021 by the person indicated.

(2)

The shares included in this table consist of: (i) 52,644,833 shares of Common Stock held by Bain Capital Integral Investors 2006, LLC (“Integral 06”); and (ii) 154,096 shares of Common Stock held by BCIP TCV, LLC (“TCV”). Bain Capital Investors, LLC (“BCI”) is the administrative member of Integral 06 and governs the investment strategy and decision-making process with respect to investments held by TCV. As a result, BCI may be deemed to share voting and dispositive power with respect to the shares held by Integral 06 and TCV (collectively, the “Bain Capital Entities”). Each of the Bain Capital Entities has an address c/o Bain Capital Private Equity, L.P., 200 Clarendon Street, Boston, Massachusetts 02116.

(3)

The information regarding BlackRock, Inc. and its affiliates is based solely on information included in its Amendment No. 4 to its Schedule 13G filed by BlackRock, Inc. with the SEC on January 29, 2021, which reflected sole voting power with respect to 11,282,741 shares and sole dispositive power with respect to 11,431,349 shares, each as of December 31, 2020. BlackRock, Inc. reported its address as 55 East 52nd Street, New York, New York 10055.

(4)

The information regarding Contrarius Investment Management Limited and its affiliates is based solely on information included in its Schedule 13G filed by Contrarius Investment Management Limited with the SEC on February 12, 2021, which reflected shared voting and dispositive power with respect to 8,983,819 shares as of December 31, 2020. Contrarius Investment Management Limited reported its address as 2 Bond Street, St. Helier, Jersey JE2 3NP, Channel Islands.

(5)

The information regarding The Vanguard Group is based solely on information included in Amendment No. 2 to its Schedule 13G filed by The Vanguard Group with the SEC on February 10, 2021, which reflected sole voting power with respect to no shares, shared voting power with respect to 81,331 shares, sole dispositive power with respect to 8,024,935 shares and shared dispositive power with respect to 157,704 shares, each as of December 31, 2020. The Vanguard Group reported its address as 100 Vanguard Boulevard, Malvern, Pennsylvania 19355.

(6)

Does not include shares indirectly held by the Bain Capital Entities. Mr. Bekenstein and Mr. Cotton are each Managing Directors of BCI. As a result, by virtue of the relationships described above, each may be deemed to share beneficial ownership of the shares of Common Stock held by the Bain Capital Entities. The address of Mr. Bekenstein and Mr. Cotton is c/o Bain Capital Private Equity, L.P., 200 Clarendon Street, Boston, Massachusetts 02116.

(7)	Includes 17,992 shares of unvested restricted stock for which Mr. Cosby holds voting rights.
(8)	Mr. Levin is a former employee of Bain but disclaims beneficial ownership of the shares beneficially owned by the Bain Capital Entities.
(9)

Consistent with the disclaimers of beneficial ownership of Messrs. Bekenstein, Cotton and Levin contained in notes (6) and (8), above, this number does not include the 52,798,929 shares of Common Stock that may be deemed to be beneficially owned by the Bain Capital Entities. The total includes 564,053 vested options or options that will vest within 60 days of April 5, 2021 held by current directors and executive officers of the Company. For a list of the current directors and executive officers of the Company, please see page 1 and page 4, respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

RELATED PERSON TRANSACTIONS POLICY

In accordance with the charter of our Audit Committee and our Related Person Transaction Policy, our Audit Committee is responsible for reviewing and approving related person transactions.

The Related Person Transaction Policy applies to transactions, arrangements and relationships (or any series of similar transactions, arrangements or relationships) where the aggregate amount involved will, or may be expected to, exceed $120,000 in any calendar year, and where we (or our subsidiaries) are a participant and in which a related person has or will have a direct or indirect material interest. A related person is: (1) any person who is, or at any time since the beginning of our fiscal year was, a director or executive officer of the Company, or a nominee for director or executive officer of the Company; (2) any person who is known to be the beneficial owner of more than 5% of any class of our voting securities; (3) any immediate family member of the foregoing persons; and (4) any firm, corporation or other entity in which any of the foregoing persons has a position or relationship, or in which such person, together with his or her immediate family members, has a 10% or greater beneficial ownership.

In the course of its review and approval of related person transactions, our Audit Committee will consider the relevant facts and circumstances to decide whether to approve such transactions. In particular, our policy with respect to related person transactions will require our Audit Committee to consider, among other factors it deems appropriate:

•	the benefits to the Company;

•	the impact on a director’s independence in the event the related person is a director, an immediate family member of a director or an entity in which a director has a position or relationship;

•	the availability of other sources for comparable products or services;

•	the terms of the transaction; and

•	the terms available to unrelated third parties or to employees generally.

The Audit Committee may only approve those transactions that are in, or are not inconsistent with, our best interests and those of our stockholders, as the Audit Committee determines in good faith.

Our Related Person Transaction Policy is available on our website www.michaels.com.

Investor Agreement

As described above, we entered into an Investor Agreement with Bain and Blackstone that in addition to certain indemnification rights, grants each of them the right, subject to certain conditions, to name representatives to our Board. On October 11, 2019, Blackstone entered into a letter agreement with the Company and Bain pursuant to which Blackstone irrevocably waived their rights under the Investor Agreement to nominate and/or designate persons to the Board. Bain has maintained the right to designate up to three nominees for election to our Board until such time as it owns less than 25% of our outstanding Common Stock, up to two nominees if its ownership level is 10% or more but less than 25% of our outstanding Common Stock and one nominee if its ownership level is 3% or more but less than 10% of our outstanding Common Stock.

Subject to the terms of the Investor Agreement, each of Bain and Blackstone originally agreed to vote its shares in favor of the election of the director nominees designated by each other pursuant to the agreement. On February 16, 2021, Blackstone filed an amendment to its Schedule 13G to report that it had ceased to be a beneficial owner of any of the Company’s common stock. For more information with respect to Bain’s ownership, please see “Beneficial Ownership Information” herein.

Amended and Restated Registration Rights Agreement

In connection with our initial public offering, our existing registration rights agreement with Bain, Blackstone and certain other stockholders was amended and restated. The amended and restated registration rights agreement provided Bain and Blackstone certain demand registration rights in respect of their shares of our Common Stock. In addition, in the event that we registered additional shares of Common Stock for sale to the public, we were required to give notice of such registration to each of Bain and Blackstone and the other stockholders party to the agreement of our intention to effect such a registration, and, subject to certain limitations, Bain, Blackstone and such holders have piggyback registration rights providing them with the right to require us to include shares of Common Stock held by them in such registration. We were required to bear the registration expenses, other than underwriting discounts and commissions and transfer taxes, associated with any registration of shares by Bain, Blackstone or other holders described above. Blackstone no longer holds registrable securities under the amended and restated registration rights agreement. Bain is currently the only stockholder with registrable securities under this agreement. The amended and restated registration rights agreement includes customary indemnification provisions.

DIRECTOR INDEPENDENCE

The Board evaluates any relationships of each director and makes an affirmative determination whether or not such director is independent. Under our Corporate Governance Guidelines, an “independent” director is one who meets the qualification requirements for being independent under applicable laws and the corporate governance listing standards of Nasdaq. Our Board reviews any transactions and relationships between each non-management director or any member of his or her immediate family and the Company. The purpose of this review is to determine whether there are any such transactions or relationships and if so, whether they are inconsistent with a determination that the director was independent. The Nominating and Governance Committee also reviews such transactions and relationships when recommending which directors are to serve on the committees of the Board. The Board has determined that each of Messrs. Bekenstein, Cotton, Ford, Levin, Mahoney and Quella and Mses. Kaplan and Raff is independent under our Corporate Governance Guidelines and Nasdaq listing standards.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

FEES TO INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The aggregate fees the Company paid for professional services rendered by Ernst & Young LLP (“E&Y”) for fiscal 2020 and fiscal 2019 were:

(in thousands)	2020	2019
Audit (1)	$2,039,350	$1,807,700
Audit-Related (2)	$45,000	$45,000
Tax (3)	$733,300	$288,606
All Other (4)	$108,762	$222,597

Total	$2,926,412	$2,363,903

(1)

Audit fees were for professional services rendered for the audits of the Michaels consolidated financial statements including financial statement schedules, reviews of interim financial statements, subsidiary audits and assistance with review of documents filed with the SEC.

(2)	Audit-related fees were for services related to our employee benefit plans.
(3)	Tax fees were for services related to tax compliance and routine consulting, including assistance with tax audits and appeals and international projects.
(4)

All other fees were for risk advisory services for information technology system implementations, including a pre-implementation review of the risks associated with an accounting system implementation/migration, a subscription to a technical research tool provided by E&Y and research associated with certain employee-related matters.

We pre-approve all audit services and all permitted non-audit services by E&Y, including engagement fees and terms. We have delegated the authority to take such action between meetings to the Audit Committee chair, who reports the decisions made to the full Audit Committee at its next scheduled meeting.

Our policies prohibit the Company from engaging E&Y to provide any services relating to bookkeeping or other services related to accounting records or financial statements, financial information system design and implementation, appraisal or valuation services, fairness opinions or contribution-in-kind reports, actuarial services, internal audit outsourcing, any management function, legal services or expert services not related to the audit, or investment banking services or human resource consulting. In addition, we evaluate whether Michaels use of E&Y for permitted non-audit services is compatible with maintaining E&Y’s independence. We concluded that E&Y’s provision of non-audit services in fiscal 2020, which we approved in advance, was compatible with its independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:

(1)	Consolidated Financial Statements:

Our Consolidated Financial Statements and Supplementary Data were included in the Original Report beginning on page F-1 of the Original Report.

(2)	Financial Statement Schedules:

All financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes described in 15(1) above.

(3)	Exhibits:

The exhibits listed in the accompanying Exhibit Index attached hereto are filed or incorporated by reference into this Amendment.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of March 2, 2021, among The Michaels Companies, Inc., Magic AcquireCo, Inc. and Magic MergeCo, Inc. (previously filed as Exhibit 2.1 to Form 8-K filed by the Company on March 3, 2021, SEC File No. 001-36501).

3.1	Second Amended and Restated Certificate of Incorporation of The Michaels Companies, Inc. (previously filed as Exhibit 3.2 to Form S-1 filed by the Company on June 9, 2014, SEC File No. 333-193000).

3.2	Amended and Restated Bylaws of The Michaels Companies, Inc. (previously filed as Exhibit 3.4 to Form S-1 filed by the Company on June 2, 2014, SEC File No. 333-193000).

4.1	Form of Specimen Common Stock Certificate of The Michaels Companies, Inc. (previously filed as Exhibit 4.1 to Form S-1 filed by the Company on June 16, 2014, SEC File No. 333-193000).

4.2	Form of Amended and Restated Registration Rights Agreement (previously filed as Exhibit 4.2 to Form S-1 filed by the Company on June 2, 2014, SEC File No. 333-193000).

4.3	Form of Investor Agreement (previously filed as Exhibit 4.3 to Form S-1 filed by the Company on June 2, 2014, SEC File No. 333-193000).

4.4	Indenture, dated July 8, 2019, by and among Michaels Stores, Inc., as Issuer, the guarantors party thereto and U.S. National Bank Association, as trustee (previously filed as Exhibit 4.1 to Form 8-K filed by the Company on July 9, 2019, SEC File No. 001-36501).

4.5	Indenture, dated October 1, 2020, among Michaels Stores, Inc., as Issuer, the guarantors party thereto and U.S. National Bank Association, as trustee and collateral agent (previously filed as Exhibit 4.1 to Form 8-K filed by the Company on October 2, 2020, SEC File No. 001-36501).

4.6	Description of Securities (previously filed as Exhibit 4.6 to Form 10-K filed by the Company on March 9, 2021, SEC File No. 001-36501).

10.1	Third Amended and Restated Credit Agreement, dated as of May 27, 2016, by and among Michaels Stores, Inc., the other borrowers party thereto, the facility guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, collateral agent, issuing bank and swingline lender, the other lenders party thereto and the other agents named therein (previously filed as Exhibit 10.1 to Form 8-K filed by the Company on May 27, 2016, SEC File No. 001-36501).

10.2	First Amendment to Third Amended and Restated Credit Agreement, dated as of August 30, 2019, by and among Michaels Stores, Inc., Michaels Funding, Inc., various subsidiaries of Michaels Stores, Inc., Wells Fargo Bank, National Association, as administrative agent and collateral agent, the lenders party thereto and the other agents named therein (previously filed as Exhibit 10.1 to Form 8-K filed by the Company on September 4, 2019, SEC File No. 001-36501).

10.3	Amended and Restated Credit Agreement, dated as of January 28, 2013, by and among Michaels Stores, Inc., Deutsche Bank AG New York Branch, as administrative agent, and Barclays Bank, PLC, Credit Suisse Securities (USA), LLC, Goldman Sachs Bank USA, J.P. Morgan Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley Senior Funding, Inc. and Wells Fargo Securities, LLC, as co-documentation agents, and Deutsche Bank Securities Inc., Barclays Bank PLC, Credit Suisse Securities (USA), LLC, Goldman Sachs Bank USA, J.P. Morgan Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley Senior Funding, Inc. and Wells Fargo Securities, LLC, as co-lead arrangers and joint bookrunners (previously filed as Exhibit 10.1 to Form 8-K filed by Michaels Stores, Inc. on February 1, 2013, SEC File No. 001-09338).

Exhibit Number	Description of Exhibit

10.4	Exhibits and Schedules to Amended and Restated Credit Agreement, dated as of January 28, 2013, by and among Michaels Stores, Inc., Deutsche Bank AG New York Branch, as administrative agent, and Barclays Bank PLC, Credit Suisse Securities (USA), LLC, Goldman Sachs Bank USA, J.P. Morgan Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley Senior Funding, Inc. and Wells Fargo Securities, LLC, as co-documentation agents, and Deutsche Bank Securities Inc., Barclays Bank PLC, Credit Suisse Securities (USA), LLC, Goldman Sachs Bank USA, J.P. Morgan Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley Senior Funding, Inc. and Wells Fargo Securities, LLC, as co-lead arrangers and joint bookrunners (previously filed as Exhibit 10.29 to Form 10-K filed by Michaels Stores, Inc. on March 15, 2013, SEC File No. 001-09338).

10.5	First Amendment to Amended and Restated Credit Agreement, dated June 10, 2014, to the Amended and Restated Credit Agreement, dated January 28, 2013, by and among Michaels Stores, Inc., Deutsche Bank AG New York Branch, as administrative agent, and the guarantors named therein (previously filed as Exhibit 10.3 to Form 8-K filed by Michaels Stores, Inc. on June 11, 2014, SEC File No. 001-09338).

10.6	Second Amendment to Amended and Restated Credit Agreement, dated as of September 28, 2016, by and among Michaels Stores, Inc., Michaels Funding, Inc., various subsidiary of Michaels Stores, Inc., Deutsche Bank AG New York Branch, as administrative agent and collateral agent, the 2016 Converting Replacement Term B-1 Loan Lenders (as defined therein), the 2016 New Replacement Term B-1 Loan Lenders (as defined therein), the 2016 Converting Replacement Term B-2 Loan Lenders (as defined therein), the 2016 New Replacement Term B-2 Loan Lenders (as defined therein), certain lenders constituting the New Required Lenders (as defined therein) and the other agents named therein (previously filed as Exhibit 10.1 to Form 8-K filed by the Company on September 30, 2016, SEC File No. 001-36501).

10.7	Third Amendment to Amended and Restated Credit Agreement, dated as of May 23, 2018, by and among Michaels Stores, Inc., Michaels Funding, Inc., various subsidiaries of Michaels Stores, Inc., JPMorgan Chase Bank, N.A., as successor administrative agent and successor collateral agent, Deutsche Bank AG New York Branch, as resigning administrative agent and resigning collateral agent, the 2018 Converting Replacement Term B Loan Lenders (as defined therein), the 2018 New Replacement Term B Loan Lenders (as defined therein), the lenders party thereto and the other agents named therein (previously filed as Exhibit 10.1 to Form 8-K filed by the Company on May 24, 2018, SEC File No. 001-36501).

10.8	Purchase Agreement, dated September 17, 2020, by and among Michaels Stores, Inc., as Issuer, Michaels Funding, Inc., Artistree, Inc., Darice, Inc., Darice Imports, Inc., Lamrite West, Inc., Michaels Finance Company, Inc., Michaels Stores Procurement Company, Inc. and Michaels Stores Card Services, LLC, each as a Guarantor, and J.P. Morgan Securities LLC, as representative of the initial purchasers (previously filed as Exhibit 10.1 to Form 8-K filed by the Company on September 22, 2020, SEC Fil No. 001-36501).

10.9	Fourth Amendment to Amended and Restated Credit Agreement, dated as of October 1, 2020, by and among Michaels Stores, Inc., the guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, the 2020 Converting Replacement Term B Loan Lenders (as defined therein) and the 2020 New Refinancing Term B Loan Lenders (as defined therein) (previously filed as Exhibit 4.2 to Form 8-K filed by the Company on October 2, 2020, SEC File No. 001-36501).

10.10	Form of Director and Officer Indemnification Agreement (previously filed as Exhibit 10.29 to Form S-1 filed by the Company on June 9, 2014 SEC File No. 333-193000).

Exhibit Number	Description of Exhibit

10.11*	The Michaels Companies, Inc. Equity Incentive Plan (previously filed as Exhibit 10.1 to Form 10-Q filed by Michaels Stores, Inc. on August 30, 2013, SEC File No. 001-09338).

10.12*	Form of Stock Option Agreement under The Michaels Companies, Inc. Equity Incentive Plan (previously filed as Exhibit 10.2 to Form 10-Q filed by Michaels Stores, Inc. on August 30, 2013, SEC File No. 001-09338).

10.13*	Amended and Restated 2014 Omnibus Long-Term Incentive Plan (previously filed as Exhibit 10.1 to Form S-1 filed by the Company on June 16, 2014, SEC File No. 333-193000).

10.14*	Form of Stock Option Agreement under the Amended and Restated 2014 Omnibus Long-Term Incentive Plan (previously filed as Exhibit 10.2 to Form S-1 filed by the Company on June 2, 2014, SEC File No. 333-193000).

10.15*	Form of Stock Option Agreement under the Amended and Restated 2014 Omnibus Long-Term Incentive Plan (previously filed as Exhibit 10.11 to Form 10-K filed by the Company on March 17, 2016, SEC File No. 001-36501).

10.16*	Form of Stock Option Agreement under the Amended and Restated 2014 Omnibus Long-Term Incentive Plan (previously filed as Exhibit 10.2 to Form 10-Q filed by the Company on June 6, 2017, SEC File No. 001-36501).

10.17*	Form of Stock Option Agreement under the Amended and Restated 2014 Omnibus Long-Term Incentive Plan (previously filed as Exhibit 10.4 to Form 10-Q filed by the Company on June 7, 2019, SEC File No. 001-36501).

10.18*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2014 Omnibus Long-Term Incentive Plan (previously filed as Exhibit 10.3 to Form 10-Q filed by the Company on June 6, 2017, SEC File No. 001-36501).

10.19*	The Michaels Companies, Inc. Second Amended and Restated 2014 Omnibus Long-Term Incentive Plan (previously filed as Exhibit 10.1 to Form 8-k filed by the Company on June 8, 2017, SEC File No. 001-36501).

10.20*	Form of Restricted Stock Unit Agreement for Employees under the Second Amended and Restated 2014 Omnibus Long-Term Incentive Plan (previously filed as Exhibit 10.1 to Form 10-Q filed by the Company on December 7, 2018, SEC File No. 001-36501).

10.21*	The Michaels Companies, Inc. Third Amended and Restated 2014 Omnibus Long-Term Incentive Plan (previously filed as Exhibit 10.1 to Form 8-K filed by the Company on June 12, 2020, SEC File No. 001-36501).

10.22*	Form of Long-Term Cash Incentive Award Agreement (previously filed as Exhibit 10.1 to Form 8-K filed by the Company on April 14, 2020, SEC File No. 001-36501).

10.23*	Michaels Stores, Inc. Employees 401(k) Plan, effective March 1, 2009 (previously filed as Exhibit 10.30 to Form 10-K filed by Michaels Stores, Inc., on April 2, 2009, SEC File No. 001-09338).

10.24*	The Michaels Companies, Inc. Annual Incentive Plan (previously filed as Exhibit 10.14 to Form S-1 filed by the Company on June 2, 2014, SEC File No. 333-193000).

10.25*	Michaels Stores, Inc. Amended and Restated Officer Severance Pay Plan (previously filed as Exhibit 10.2 to Form 10-Q filed by the Company on September 3, 2020 SEC File No. 001-36501).

Exhibit Number	Description of Exhibit

10.26*	Employment Agreement, dated February 13, 2013, by and between Michaels Stores, Inc. and Carl S. Rubin (previously filed as Exhibit 10.1 to Form 10-Q filed by Michaels Stores, Inc. on May 24, 2013, SEC File No. 001-09338).

10.27*	Separation Agreement, dated February 27, 2019, by and among The Michaels Companies, Inc., Michaels Stores, Inc. and Carl S. Rubin (previously filed as Exhibit 10.2 to Form 8-K filed by the Company on February 28, 2019, SEC File No. 001-36501).

10.28*	Addendum and Amendment to Separation Letter, dated March 20, 2019, by and among The Michaels Companies, Inc., Michaels Stores, Inc. and Carl S. Rubin (previously filed as Exhibit 10.1 to Form 8-K filed by the Company on March 22, 2019, SEC File No. 001-36501).

10.29*	Restricted Stock Award Agreements, dated March 18, 2013, by and between Michaels Stores, Inc. and Carl S. Rubin (previously filed as Exhibit 10.2 to Form 10-Q filed by Michaels Stores, Inc. on May 24, 2013, SEC File No. 001-09338).

10.30*	Stock Option Agreement, dated March 18, 2013, by and between Michaels Stores, Inc. and Carl S. Rubin (previously filed as Exhibit 10.1 to Form 10-Q filed by Michaels Stores, Inc. on May 24, 2013, SEC File No. 001-09338).

10.31*	Letter Agreement, dated February 28, 2019, by and among The Michaels Companies, Inc., Michaels Stores, Inc. and Mark Cosby (previously filed as Exhibit 10.1 to Form 8-K filed by the Company on February 28, 2019, SEC File No. 001-36501).

10.32*	Amendment to Letter Agreement, effective October 21, 2019, by and between Michaels Stores, Inc. and Mark S. Cosby (previously filed as Exhibit 10.3 to Form 10-Q filed by the Company on December 6, 2019, SEC File No. 001-36501).

10.33*	Second Amendment to the Letter Agreement, effective December 26, 2019, by and among Mark Cosby, The Michaels Stores, Inc. and The Michaels Companies, Inc. (previously filed as Exhibit 10.6 to Form 8-K filed by the Company on December 27, 2019, SEC File No. 001-36501).

10.34*	Letter Agreement, effective April 1, 2020, from the Company to Mark S. Cosby (previously filed as Exhibit 10.2 to Form 8-K filed by the Company on April 14, 2020, SEC File No. 001-36501).

10.35*	Form of Restricted Stock Award Agreement, by and between The Michaels Companies, Inc. and Mark S. Cosby (previously filed as Exhibit 10.30 to Form 10-K filed by the Company on March 17, 2020, SEC File No. 001-36501).

10.36*	Amended and Restated Restricted Stock Unit Agreement, effective December 26, 2019, by and between Mark Cosby and The Michaels Companies, Inc. (previously filed as Exhibit 10.5 to Form 8-K filed by the Company on December 27, 2019, SEC File No. 001-36501).

10.37*	Amended and Restated Non-Statutory Stock Option Agreement, effective December 26, 2019, by and between Mark Cosby and The Michaels Companies, Inc. (previously filed as Exhibit 10.4 to Form 8-K filed by the Company on December 27, 2019, SEC File No. 001-36501).

10.38*	Letter Agreement, dated December 26, 2019, by and among Ashley Buchanan, The Michaels Companies, Inc., and Michaels Stores, Inc. (previously filed as Exhibit 10.1 to Form 8-K filed by the Company on December 27, 2019, SEC File No. 001-36501).

Exhibit Number	Description of Exhibit

10.39*	Non-Statutory Stock Option Agreement, by and between Ashley Buchanan and The Michaels Companies, Inc. (previously filed as Exhibit 10.2 to Form 8-K filed by the Company on December 27, 2019, SEC File No. 001-36501).

10.40*	Restricted Stock Unit Agreement, by and between Ashley Buchanan and The Michaels Companies, Inc. (previously filed as Exhibit 10.3 to Form 8-K filed by the Company on December 27, 2019, SEC File No. 001-36501).

10.41*	Form of Restricted Stock Award Agreement, by and between The Michaels Companies, Inc. and Philo T. Pappas (previously filed as Exhibit 10.36 to Form 10-K filed by the Company on March 17, 2020, SEC File No. 001-36501).

10.42	Letter Agreement, dated October 11, 2019, by and among The Michaels Companies, Inc. and certain investment funds affiliated with The Blackstone Group Inc. and Bain Capital Private Equity, L.P. (previously filed as Exhibit 10.1 to Form 8-K filed by the Company on October 11, 2019, SEC File No. 001-36501).

21.1	Subsidiaries of the Company (previously filed as Exhibit 21.1 to Form 10-K filed by the Company on March 9, 2021, SEC File No. 001-36501).

23.1	Consent of Ernst & Young LLP (previously filed as Exhibit 23.1 to Form 10-K filed by the Company on March 9, 2021, SEC File No. 001-36501).

31.1	Certifications of Ashley Buchanan pursuant to §302 of the Sarbanes-Oxley Act of 2002 (previously filed as Exhibit 31.1 to Form 10-K filed by the Company on March 9, 2021, SEC File No. 001-36501).

31.2	Certifications of Michael F. Diamond pursuant to §302 of the Sarbanes-Oxley Act of 2002 (previously filed as Exhibit 31.2 to Form 10-K filed by the Company on March 9, 2021, SEC File No. 001-36501).

31.3	Certifications of Ashley Buchanan pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.4	Certifications of Michael F. Diamond pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (previously filed as Exhibit 32.1 to Form 10-K filed by the Company on March 9, 2021, SEC File No. 001-36501).

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2021	THE MICHAELS COMPANIES, INC.

	By:	/s/ Michael F. Diamond
Michael F. Diamond Executive Vice President and Chief Financial Officer (Principal Financial Officer)